Form 10-K
period 1993-12-31
NEWHALL LAND & FARMING CO /CA/
filed 1994-03-28
CIK 751976

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM  10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934               [FEE REQUIRED]


                  For the fiscal year ended December 31, 1993

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934               [NO FEE REQUIRED]

                For the transition period from               to

                         Commission File Number 1-7585

                      THE NEWHALL LAND AND FARMING COMPANY
                      ( a California Limited Partnership )
             (Exact name of Registrant as specified in its charter)

                     CALIFORNIA                         95-3931727
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)

      23823 Valencia Boulevard, Valencia, California       91355
          (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code (805) 255-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                Name of each exchange
    Title of each class                          on which registered
  -----------------------                    ---------------------------
   Depositary Receipts                         New York Stock Exchange
                                                Pacific Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES  X      NO
            -----      -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

         The aggregate market value of depositary receipts held by non-affiliates based upon the closing price of such depositary receipts on the New York Stock Exchange on February 28, 1994, was $464,726,818.

                                    PART I

ITEM 1.  BUSINESS

INTRODUCTION

         The Newhall Land and Farming Company (a California Limited Partnership) ("the Company" or "the Partnership") is engaged in the development of residential, industrial and commercial real estate and in agriculture and is one of California's largest land resource companies. The interests in the Company (other than those held by the general partners) are represented by transferable Depositary Units listed on the New York and Pacific Stock Exchanges under the ticker symbol NHL. The Company was reorganized from a corporation to a limited partnership on January 8, 1985. The predecessor corporation was established in 1883 by the family of Henry Mayo Newhall and the shares of the corporation were listed on the New York Stock Exchange in 1970.

         The Company's primary business is developing master-planned communities. Since 1965, the Company has been concentrating its resources on developing the new town of Valencia on 10,000 acres of the 37,500-acre Newhall Ranch in accordance with a master plan designed to enhance the value of developed and undeveloped land. Preliminary planning is underway for another master-planned community on the 12,000 acres of the Newhall Ranch remaining in Los Angeles County. In 1993, the Company exercised an option on approximately 700 acres and purchased 160 acres in Scottsdale, Arizona, for a third master-planned community, with options remaining on an additional 1,400 acres. The master plan and zoning for the new planned community, McDowell Mountain Ranch, was approved by the Scottsdale City Council for development of over 4,000 homes and 70 acres of commercial property on a 3,200-acre site. Approximately 900 acres have been dedicated to the City of Scottsdale for open space.

         Valencia, one of the nation's most valuable landholdings, is located in the Santa Clarita Valley, approximately 30 miles north of downtown Los Angeles and within 10 miles of the San Fernando Valley which has a population of over 1.3 million people. The Company's Newhall Ranch landholdings are bisected by Interstate 5, California's principal north-south freeway, and four major freeways intersect Interstate 5 within ten minutes of Valencia.

         During the 1960s and 1970s, residential development dominated the activity in Valencia. In the 1980s, industrial development expanded eight-fold and the Santa Clarita Valley was the fastest growing area of unincorporated Los Angeles County. In the 1990s, Valencia is emerging from a residential and industrial suburb of Los Angeles to become the regional center for North Los Angeles County. Regional centers generate long-term increases in land values with the more intensive development of industrial and commercial business parks and shopping centers, along with a broader range of single-family and multi-family residential projects.

         The Valencia Town Center regional shopping mall, a joint venture with JMB/Urban Valencia Limited Partnership, celebrated its first anniversary in September, 1993. The mall's first phase development includes three department stores, space for 110 mall shops, a food court, two sit-down restaurants and a 10-screen theater complex in 790,000 square feet of space. In future years, it is expected that the shopping center will be expanded to a total of 1.4 million square feet to include six department stores and additional mall space.

         Valencia Town Center, with no competitive regional shopping center within 20 miles, has become the primary shopping and business hub for the entire Santa Clarita Valley and draws shoppers from the Antelope Valley, eastern Ventura County and northern San Fernando Valley. The Valencia Town Center trade area is estimated to include 350,000 people with an average household income 60% above the national average.

         A commuter rail line linking the Santa Clarita Valley, home of Valencia, with downtown Los Angeles began operations in October, 1992. The commuter station and parking lot are located about two miles from Valencia Town Center, and within a ten-minute drive for all Valencia residents. Also, the bus system within the Santa Clarita Valley has been expanded, with an entirely new fleet of buses placed in service.

         Major damage to freeways from the earthquake which struck the San Fernando Valley on January 17, 1994 is restricting traffic between Greater Los Angeles and the Santa Clarita Valley where Valencia is located. Reconstruction is underway and CalTrans has announced it intends to have the Interstate 5 freeway fully repaired by mid-June. For additional discussion, see the "Impact of Earthquake" section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         In the late 1980s, the Company adopted the strategy of selling farm properties with little or no potential for development and redeploying the proceeds into real estate operations. As of December 31, 1993, more than 17,000 acres of non-strategic farm land have been sold. The Company plans to market for sale its remaining 14,800 acres of non-strategic farm land during 1994. The Company intends to retain the 37,500-acre Newhall Ranch where development is continuing and the 38,800-acre Suey Ranch where development will be considered in the future. Also, the 14,000-acre New Columbia Ranch will be retained for its substantial surface and underground water supplies.

         Financial information concerning the Company's business segments appears in Note 11 of the Notes to Consolidated Financial Statements in this Annual Report. At December 31, 1993, the Company employed 263 persons including 18 classified as seasonal/temporary.

COMPETITION

         The sale and leasing of industrial, residential and commercial real estate is highly competitive, with competition from numerous and varied sources. The degree of competition is affected by such factors as the supply of real estate available comparable to that sold and leased by the Company and the level of demand for such real estate. In turn, the level of demand is affected by interest rates and general economic conditions. The Company is not dependent upon any one customer for a significant portion of its revenues.

GOVERNMENTAL REGULATION AND ENVIRONMENT

         The governmental review process through which landholdings must go before real estate projects are approved and can be built by the Company is referred to as the entitlement process. This process has become increasingly complex and projects often require several years to pass through the requirements of various governmental agencies.

         In developing its projects, the Company must obtain the approval of numerous governmental authorities regulating such matters as permitted land uses, levels of population, density and traffic, and the provision of utility services such as electricity, water and waste disposal. In addition, the Company is also subject to a variety of federal, state and local laws and regulations concerning protection of health and the environment. This governmental regulation affects the types of projects which can be pursued by the Company and increases the cost of development and ownership. The Company devotes substantial financial and managerial resources to complying with these requirements and dealing with this process. To varying degrees, certain permits and approvals will be required to complete the developments currently being undertaken, or planned, by the Company. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. The ability of the Company to obtain necessary approvals and permits for its projects is often beyond the Company's control and could restrict or prevent development of otherwise desirable properties. (See also Item 1 - Community Development)

APPRAISAL OF REAL PROPERTY ASSETS

         Annually, the Company obtains appraisals of substantially all of its real property assets. The independent firm of Buss-Shelger Associates, MAI real estate appraisers, appraised the market value of the Company's real property assets to be $897,100,000 at December 31, 1993. The appraised assets had an aggregate net book value of $242,571,000 at December 31, 1993 and did not include oil and gas assets, water supply systems, cash and cash equivalents and certain other assets.

         For the purpose of the appraisals, market value was defined as the most probable price in terms of money which a property should bring in a competitive and open market under all conditions requisite to a fair sale, the buyer and seller each acting prudently, knowledgeably and assuming the price is not affected by undue stimulus. A significant portion of the appraised real property assets is located on the Newhall Ranch and currently is undeveloped. The appraised value of undeveloped assets reflects the discount or developer's profit necessary to provide a third-party buyer with the incentive to purchase and undertake the risks inherent in the development process.

         The Company believes that its strategy of selling primarily finished parcels on which the development process is substantially complete, or retaining land for development of building improvements, has enabled the Company to realize the fullest value from its various assets. The Company intends to continue the development of Valencia and the surrounding area.

         Entitlements and the continuing development of Valencia enhance the appraised value of the Company's land assets. Although raw land increases in value as development opportunities arise, the most significant increases occur when necessary land use entitlements, including zoning and mapping approvals are obtained from city and county governments.

         The appraised values of the Company's land and income-producing properties in the Valencia master-planned community have increased from $222 million in 1984, the first year independent property appraisals were obtained, to $745 million in 1993, despite declines in recent years. On a per unit basis, the Company's net appraised value has increased from $11.74 to $21.04 over the same period. A summary of appraised values of properties owned for each of the last five years as of December 31 follows (the appraisals were performed by independent appraisers except as noted):

                                            1993                    1992             1991             1990            1989
                                     ---------------------       -----------      -----------      ----------      ----------
                                                        %                 %                %               %               %
$ in millions, except per unit         Acres    Amt    Chg      Amt      Chg     Amt      Chg     Amt     Chg     Amt     Chg
- ------------------------------        ------   -----   ---     -----     ---    -----     ---    -----    ---    -----    ---
Valencia and nearby properties         8,660   $ 472    (4)%   $ 493     (8)%   $ 535     (8)%   $ 582    (8)%   $ 630    21 %
Income-producing real estate             800     273     5       260     16       225     11       202    (7)      217    15
                                     -------    ----   ---       ---     ---      ---     ---      ---    ---      ---    ---
Total Valencia area properties         9,460     745    (1)      753     (1)      760     (3)      784    (7)      847    19
West Newhall Ranch and other
  community development               67,820      98    15        85     (5)       89     (1)       90     6        85     6
  properties
Agricultural properties not           28,810      48   (14)       56    (29)       79     (2)       81    (8)       88     2
  included above
Mortgage and other debt at
  book carrying value                           (174)   32      (132)    67       (79)    32       (60)   94       (31)  (48)
All other, net, not indepen-
  dently appraised                                56    19        47    114        22    (39)       36   (69)      115   (19)
                                     -------  ------   ---    ------   ----    ------    ---    ------  ----    ------   ---
NET APPRAISED VALUE                  106,090  $  773    (4)%  $  809     (7)%  $  871     (6)%  $  931   (16)%  $1,104    15 %
                                     =======  ======   ===    ======   ====    ======    ===    ======  ====    ======   ===
Number of partnership units
  outstanding ( 000's )                       36,757    --    36,760     --    36,755     --    36,755    (5)%  38,707    (2)%
                                              ======   ===    ======   ====    ======    ===    ======  ====    ======   ===
APPRAISED VALUE PER
     PARTNERSHIP UNIT                         $21.04    (4)%  $22.01     (7)%  $23.70     (6)%  $25.33   (11)%  $28.52    18 %
                                              ======   ===    ======   ====    ======    ===    ======   ===    ======   ===

Appraised values are judgments. Land and property appraisals are an estimate of value based on the sale of comparably located and zoned real estate or on
the present value of income anticipated from commercial properties.    There is
no assurance that the appraised value of property would be received if any of the assets were sold. Refer to the "Impact of Earthquake" section of Item 7 in this Annual Report for a discussion of the impact of the earthquake which occurred subsequent to the 1993 appraisal. Certain reclassifications within categories have been made to prior periods' amounts to conform to the 1993 presentation, however, prior periods' amounts have not been restated to reflect land sale activity.

REAL ESTATE

         The Company is developing the community of Valencia on the Newhall Ranch in Los Angeles County, California. Valencia's development is based on a master plan with residential and industrial developments forming the basic community structure supported by shopping centers, schools, colleges, hospital and medical facilities, golf courses, professional offices and a range of recreational amenities. A system of landscaped and lighted pedestrian walkways, known as paseos, provide most residents with access to schools, retail, parks and recreation centers avoiding automobile traffic. Since 1967, over 10,000 homes and apartments have been built in Valencia by the Company and others. At the end of 1993, the population of Valencia was estimated to exceed 30,000. The Company also develops and operates a growing portfolio of commercial properties and provides building-ready sites for sale to industrial and commercial developers and users.

RESIDENTIAL DEVELOPMENT AND LAND SALES

         The transition from the Company's internal home construction to the sale of ready-to-build lots to merchant builders was completed in 1993. During the year, a total of 30 of the Company's own homes closed escrow and merchant builders closed escrow on 137 homes.

         In 1993, the sale of 62 residential lots was completed. At December 31, 1993, four major home builders were constructing homes in Valencia on land purchased from the Company. They include Pardee, a division of Weyerhaeuser; M.J. Brock, a division of Ryland Homes; Warmington and Bramalea. Also completed in 1993, was the sale of 220 acres at the Cowell Ranch to the City of Walnut Creek.

         The Company has begun to engage national and regional builders in the construction and sale of single and multi-family homes through a variety of joint-venture arrangements. These development partnerships, initiated in 1993, are designed to provide additional profit participation, more rapid residential development, entry into more affordable housing markets and enable innovative builders to obtain financing in today's tight real estate lending environment. The Company's first residential joint venture is with EPAC Communities, Inc., for 65 homes, of which 21 closed escrow in 1993.

         At December 31, 1993, a total of 83 residential lots in Valencia Northpark, the Company's newest residential community, were in escrow to a merchant builder. The Company's ability to make additional lot sales in 1994 will be dependent upon market conditions, absorption of lots previously sold to builders and completion of necessary land development and infrastructure improvements.

         There is substantial interest by merchant builders and the Company is negotiating sales contracts for residential lots and superpads in the Company's newest planned community, McDowell Mountain Ranch, in Scottsdale, Arizona. The Company's ability to complete these initial sales is dependent upon finalizing public financings with the City of Scottsdale and completing necessary land and infrastructure improvements.

INDUSTRIAL DEVELOPMENT AND LAND SALES

         The Company develops the infrastructure and provides building-ready sites to developers and users. Valencia's location just 30 minutes from downtown Los Angeles on Interstate 5, California's major north-south freeway, provides an attractive environment for industrial, commercial, service, distribution and entertainment businesses. The Company's first business park, Valencia Industrial Center, is currently home to over 500 companies and employs more than 14,000 people. At December 31, 1993, the Company had over 650 acres entitled industrial land, primarily in the Company's new business park, Valencia Commerce Center. With no competitive large land parcels available in Los Angeles County, these entitlements place the Company in a favorable position as the economy and real estate markets improve.

         The California real estate recession and the inability of developers to obtain financing continued to inhibit the sale of industrial and commercial land during 1993. Some improvement was seen in the fourth quarter, however, when five parcels closed escrow bringing the total closings to seven for the year. Escrow closings included two parcels in Valencia Auto Center totaling
8.2 acres, two church sites totaling 10.5 acres, a .7-acre commercial lot, 8.5 acres for a distribution center and a 2-acre parcel to the California Department of Transportation.

         Future industrial land sales will be concentrated in the 1,600-acre Valencia Commerce Center and expansion of the nearly completed Valencia Industrial Center. With Los Angeles County's northward expansion into the Santa Clarita Valley and beyond, the U.S. Postal Service chose Valencia Commerce Center for its new distribution center. The postal center, currently under construction, will bring 1,500 jobs to Valencia and is expected to make the Center particularly attractive to companies involved in mailing operations. At December 31, 1993, no industrial or commercial land sales were in escrow.

COMMUNITY DEVELOPMENT

         The Company has continued to focus financial and management resources on planning and entitlements during the recession in order to ensure an adequate supply of entitled land as the California economy and real estate markets improve. The Company's success in obtaining entitlements in prior years contributed to a 21% decrease in entitlement expenses in 1993. The Company is committed to continuing its entitlements efforts in the future and does not anticipate a further reduction in entitlement expenses in 1994. For additional discussion of community development and the entitlement process, see Item 1 - Governmental Regulation and Environment.

         Approvals were granted in 1993 for 192 multi-family homes and 22 acres of commercial development in Valencia. At December 31, 1993, the Company had over 5,600 residential lots approved in the Valencia area including 1,600 lots with general plan land use approval. In March, 1993, the master plan and zoning for a new planned community, McDowell Mountain Ranch, were approved by the Scottsdale City Council for development of over 4,000 homes and 70 acres of commercial property. Final plans and environmental factors are subject to review by government agencies before development can proceed. Significant land development and infrastructure improvements remain to be completed before the Company can deliver the majority of approved lots for sale.


COMMERCIAL REAL ESTATE DEVELOPMENT

         The Company develops and operates commercial properties in the Valencia area for the production of income. The Company's growing and diversified commercial portfolio is expected to continue to provide a stable source of income and cash flow throughout economic cycles as well as appreciation in property value.

         Valencia Town Center regional shopping mall, the Company's largest income property, celebrated its first anniversary in September, 1993. The Center includes over 100 mall shops, three department stores, a food court, a 10-screen theater and two sit-down restaurants in over 790,000 square feet of space. At the end of 1993, tenant space in the center was 94% leased or committed.

         Castaic Village, the Company's newest neighborhood shopping center which opened in November, 1992, added PayLess Drugstores, the second anchor tenant, and a Burger King in 1993. Construction is complete on 12,800 square feet of retail space in the 130,000-square-foot shopping center and leasing is underway.

         During 1993, the Company opened a 30,000-square-foot telecommuting center in Valencia Industrial Center. The facility, wired with fiber optic and traditional cabling for voice, video and data transmission, is the largest telecommuting center in California and reflects a number of trends taking place in the work environment.

         A new program for developing build-to-suit industrial and commercial facilities was launched in 1993 with the signing of an agreement with ITT Corporation to construct a 175,000-square-foot facility on approximately 10 acres in Valencia Commerce Center. ITT will move its Aerospace Controls and Neo-Dyn Operations with 400 employees from their current San Fernando Valley locations. Earlier in the year, the Company entered into a long-term lease agreement to construct a 7,000-square-foot facility for Trader Joe's, a popular specialty food retailer with stores throughout Southern California. Both of these build-to-suit properties are scheduled to be completed in 1994.

         Valencia Marketplace, a high-volume retail complex or "power center" to be built adjacent to Interstate 5, is in the entitlement process. The 850,000-square-foot facility, a joint venture with Riley/Pearlman/Mitchell, is expected to break ground in 1994 with completion in 1995. Additional future plans include community shopping centers, apartment projects, restaurants, commercial recreational facilities, office buildings and, eventually, additional hotels. The timing for development of future projects will be dictated by market conditions.

         For a description of the commercial properties, see Item 2 -
Properties.

NATURAL RESOURCES DIVISION

         The Natural Resources division includes Valencia Water Company, a wholly-owned subsidiary that supplies water to Valencia and some adjacent developments, and the Energy operation which grants leases, seismic options and similar rights to others on the Company's properties while ensuring that oil and gas activities do not interfere with development plans.

         Valencia Water Company is a regulated public utility serving over 14,800 metered customers in the Valencia area. The water supply for the service area is obtained from wells on the Newhall Ranch owned by Valencia Water Company and by purchases from the California State Water Project. In 1993, approximately 50% of Valencia's water was supplied through ground sources, compared with almost 60% in 1992.

         In December, 1993, federal officials proposed specific measures for the protection of fish and wildlife in the Sacramento-San Joaquin Delta. If adopted, these measures would reduce the amount of water exported from the Delta and would likely cause drastic year to year variations in State Water Project supply. However, the Company's supply of groundwater on the Newhall Ranch is adequate to meet current water demand and is expected to be adequate for future residential requirements when the land is developed for real estate projects.

         The Energy operations consist primarily of royalty interests in oil and gas assets on the Company's ranches. The Company has royalty interests in 209 oil wells and 16 gas wells located on the Newhall and Meridian Ranches.

AGRICULTURE

         The Company's agricultural operations consist primarily of farming operations. Approximately 65,000 acres of ranch land at the Suey and Newhall Ranches not suitable for cultivation are leased out for cattle grazing. In line with the Company's strategy of selling farm properties with little or no potential for development and redeploying the proceeds into real estate operations, a total of 3,900 acres of farm land at the Capay/Wheatland, Merced and Meridian Ranches was sold in 1993.

         The Company will retain the Newhall Ranch where development is continuing, the Suey Ranch where development will be considered in the future and the New Columbia Ranch where there exists substantial surface and underground water supplies. The Company plans to market for sale its remaining non-strategic farm land in 1994 consisting of approximately 14,800 acres at December 31, 1993.

FARMING

         Large scale, highly mechanized farming operations are conducted on five of the Company's ranches. Labor intensive crops are generally grown by tenants to whom land is leased on both cash and percentage-of-crop terms. Of the Company's land devoted to farming, 66% is leased to others. Approximately one-third of the Company's farm crop is marketed through agricultural cooperatives. The remainder, such as sugar beets, grapes, alfalfa and wheat, is marketed directly by the Company.

         The Company's ranches supply most of their water through underground sources and are not dependent on state or federal water projects. The Company continues to improve conservation practices to minimize the cost of irrigation and the amount of water used.

         The principal agricultural properties include the Meridian, Merced, and New Columbia Ranches, located in the Sacramento and San Joaquin Valleys, and the Newhall and Suey Ranches. During the calendar year 1993, over 20 different crops were raised by the Company and its tenants.

The following table shows the approximate planted acreage of significant crops during 1993:

Crop            Acreage     Crop             Acreage    Crop               Acreage
- ----            -------     ----             -------    ----               -------
Alfalfa           3,076     Corn                 310    Oranges                844
Almonds             145     Cotton             7,742    Rice                   818
Avocados            107     Grapefruit            58    Sudan Grass            265
Barley            1,698     Grapes               678    Safflower            2,403
Beans               107     Lemons               447    Tomatoes             3,336
Carrots             693     Melons             1,253    Vegetables           1,129
Christmas Trees      70     Oats                 136    Wheat                4,264

ITEM 2.  PROPERTIES

LAND

Listed below is the location and acreage of properties owned by the Company at December 31, 1993:

Ranch                      State               County                                Acreage
- -----                     ------               -------                               -------
Meridian                 California          Sutter/Colusa                             5,370
Cowell                   California          Contra Costa                                110
Merced                   California          Merced                                    9,440
New Columbia             California          Madera                                   14,000
Suey                     California          Santa Barbara/San Luis Obispo            38,800
Newhall                  California          Los Angeles/Ventura                      37,490
                                                                                     -------
                                                                                     105,210
McDowell Mountain        Arizona             Maricopa                                    880(1)
                                                                                     -------
                                                                                     106,090
                                                                                     =======

(1)   An additional 1,430 acres are under long-term option.

PLANTS AND BUILDINGS

Agriculture - Various buildings located on five farming operations in California and office and maintenance buildings located in Dixon, California.

Commercial Real Estate - Listed below is the location, square footage and anchor tenants of commercial properties owned by the Company at December 31, 1993. Other commercial properties not shown in the table include various commercial, industrial and restaurant buildings. The commercial properties are leased to 206 tenants, not including apartment complexes.

                                                                Gross
Retail Centers                            Date Open            Sq. Ft.        Anchor Tenants
- --------------                            ---------            ----------     --------------
Valencia Town Center                       1992                790,000        Robinsons-May, JC Penney, Sears
Castaic Center                             1992                 91,800        Ralphs, PayLess Drugstores
River Oaks                                 1987                258,600        Mervyn's, Target
Bouquet Center                             1985                149,760        Hughes, Clark Drugs


 Office & Mixed                           Date Open/            Gross
  Use Projects                            Acquired             Sq. Ft.       Anchor Tenants
- --------------                            --------             -------       --------------
City Center Office Bldg                    1991                 44,000        Bank of America
Orchard Plaza                              1989                 17,400        Newhall School District
Valley Business Center                     1987                 56,800
Headquarters Building                      1978                 59,300



Apartment Complexes                                            # of Units
- -------------------                                            ----------
Portofino                                  1989                    216
Northglen                                  1988                    234
Stonecreek                                 1985                    208


Valencia Water Company - 14 distribution reservoirs, 14 booster pumping stations, approximately 200 miles of pipeline and other utility facilities.

        All of the commercial real estate properties and the properties of Valencia Water Company are located in and around Valencia, California. All water utility plant and buildings are owned by the Company. A $60 million mortgage is secured by the Portofino, Northglen and Stonecreek apartment complexes, River Oaks and Bouquet community shopping centers, and the Company's headquarters building. For additional information concerning encumbrances against Company properties, refer to Note 8 of the Notes to Consolidated Financial Statements in this Annual Report.

        For a discussion of the impact of the January 17, 1994 earthquake on the Company's properties, see the "Impact of Earthquake" section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is involved in litigation and various claims, including those arising from its ordinary conduct of business. Management is of the opinion that the ultimate liability from this litigation will not materially affect the Company's consolidated financial condition.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S DEPOSITARY UNITS AND RELATED SECURITY HOLDER MATTERS


MARKET PRICE AND DISTRIBUTION DATA

                                                Market Price                               Distributions
                          ------------------------------------------------------    ---------------------------
                                        Years  ended  December  31,                 Years  ended  December  31,
                          ------------------------------------------------------    ---------------------------
                                      1993                         1992                 1993           1992
                          --------------------------    ------------------------    ------------    -----------
Per  unit                    High            Low           High          Low
- ---------                 ----------     -----------    ---------     ----------
First quarter             $17 1/2        $13 1/2         $20 3/8       $17 5/8         $.10            $.20
Second quarter             17 1/4         13 5/8          19 5/8        15 1/8          .10             .20
Third quarter              15 3/8         13 5/8          15 3/4        12              .10             .10
Fourth quarter             16             14              14 3/4        12              .10             .10
                                                                                       ----            ----
Total distributions                                                                    $.40            $.60
                                                                                       ====            ====
Year's high and low        17 1/2         13 1/2          20 3/8        12


The Company's partnership units are traded on the New York and Pacific Stock Exchanges under the ticker symbol NHL and, at December 31, 1993, the Company had approximately 1,800 unitholders of record. The Company has paid uninterrupted quarterly cash distributions since 1936. The declaration of any distribution, and the amount declared, is determined by the Board of Directors, taking into account the Company's earnings, cash requirements, financial condition and prospects.

Item 6.  SELECTED FINANCIAL DATA





                                                                   Years ended December 31,
                                                ---------------------------------------------------------------
In thousands, except per unit                     1993          1992          1991          1990          1989
- -----------------------------                   --------      --------      --------      --------     --------
Revenues                                        $105,452      $128,182      $150,762      $192,886     $234,450
Operating income                                  28,754        31,836        43,420        48,664       81,468
Net income                                        12,797        17,211        30,085        38,378       68,723
                                                --------      --------      --------      --------     --------
Per partnership unit:
     Net income                                 $    .35      $    .47      $    .82      $   1.02     $   1.74
     Distributions:
        Quarterly and year-end additional            .40           .60           .80           .80          .70
        Special                                       --            --            --            --          .15
     Partners' capital                              3.03          3.08          3.20          3.18         4.12
                                                --------      --------      --------      --------     --------
Total assets                                    $359,898      $323,082      $280,575      $265,406     $279,645
Total debt and other long-term obligations       207,571       160,458       106,271        86,206       52,960
Partners' capital                                111,279       113,049       117,785       116,947      159,442
Average units utilized in computing
    net income per unit                           36,790        36,796        36,831        37,543       39,488
                                                --------      --------      --------      --------      -------


See notes to consolidated financial statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Years ended December 31, 1993, 1992 and 1991

LIQUIDITY AND CAPITAL RESOURCES

The Company ended 1993 with $39.6 million in cash and cash equivalents, an increase of $28.8 million for the year. Contributing to the Company's strong cash position was a $30 million seven-year unsecured loan at 6.9% obtained from a major insurance company in December, 1993 and positive cash flow generated by operations. Also during the year, the Company expanded its lines of credit by $31 million to $69 million at December 31, 1993, providing the Company with over $100 million in credit and cash available to fund future operations. No debt was incurred against raw land or land under development in Valencia.

Cash flow in 1993 was adequate to maintain quarterly distributions of 10 cents per partnership unit, fund on-going development projects, and end 1993 with no short-term borrowings outstanding. The Company believes its operations and available credit are sufficient to provide the cash required to finance future operations and enable it to take advantage of new development opportunities.

There are no material commitments for capital expenditures other than in the ordinary course of business. The Company plans to spend approximately $30 million for capital additions in 1994 primarily for construction of commercial income properties subject to supportive economic and market conditions. Also, the Company is actively searching for additional large landholdings with development potential. At December 31, 1993, no specific land parcels had been identified.

OPERATING ACTIVITIES: Cash provided from operating activities during 1993 included the sale of 3,900 acres of farm land and the sale of 220 acres at the Cowell Ranch. These sales were for $12.9 million cash and $2.5 million in notes receivable secured by the properties sold.

An increase in inventory expenditures in 1993 was related primarily to land development and infrastructure expenditures for pending and future land sales in the Valencia area. Also, in 1993, approximately 900 acres of land were purchased with long-term seller financing for McDowell Mountain Ranch, a new master-planned community in Scottsdale, Arizona. The Company anticipates an increase in land development and infrastructure activity in 1994 for new Valencia area and McDowell Mountain Ranch residential projects.

The Company has been providing financing for residential and other property sales in Valencia due to the difficulty buyers have been encountering in obtaining bank loans. Contracts generally provide that Newhall receive at least 25 percent in cash upon close of escrow, with the balance represented by a note receivable secured by the property sold and due within one year. In 1993, the Company accepted $8.9 million in notes receivable and collected notes receivable of $22.2 million relating to prior land sales. In 1992, the Company accepted $29 million and collected $10.7 million in notes receivable.

Deferred revenues of $11.2 million were recognized in 1993 from land sales in prior years. At December 31, 1993, $1.7 million in deferred revenues remained to be recognized in future periods as the Company completes required site development, landscape and amenity work. In 1992, $8.0 million in deferred revenues were recognized from land sales in prior years and, at the end of 1992, $11.6 million remained to be recognized. Recognition of deferred revenues has no impact on the Company's cash position.

INVESTING ACTIVITIES: Capital expenditures totaled $9.5 million in 1993 and included $4.6 million of construction costs for Castaic Village, a 130,000-square-foot neighborhood shopping center being developed just north of Valencia. Additional capital expenditures included water utility construction, land preparation for a 175,000-square-foot build-to-suit for ITT Corporation in Valencia Commerce Center, and various improvements to commercial properties.

In 1992, capital expenditures totaled $60 million of which $50.4 million were for construction costs and infrastructure improvements for Valencia Town Center, the Company's regional shopping center which opened in September, 1992. Other capital expenditures in 1992, included $3.8 million for the first phase of Castaic Village, and the purchase of the 433-acre Isola Ranch for $2.7 million.

In 1991, capital expenditures totaled $29.3 million and included initial construction costs of $13.6 million for Valencia Town Center, purchase of a 50,000-square-foot office building for $6.8 million, purchase of a 15-acre commercial parcel for $3 million, initial land development costs for Castaic Village and purchase of 79 acres of land adjacent to Valencia Commerce Center.

FINANCING ACTIVITIES: Four quarterly distributions totaling $14.7 million, or 40 cents per partnership unit, were paid in 1993. In July, 1992, the Board of Directors reduced the quarterly cash distribution to 10 cents per unit from the 20 cents per unit which had been paid since 1989. The Board found it advisable to reduce the cash distribution when it became apparent that cash flow would be inadequate to cover the distribution paid previously and at the same time fund major projects under development, to obtain entitlements for promising new projects, and to continue the planned buildup of the Company's income properties. The declaration of any distribution, and the amount declared, is determined by the Board of Directors, taking into account the Company's earnings, cash requirements, financial condition and prospects.

At December 31, 1993, mortgage and other debt totaled $174.2 million, compared to $131.8 million at year-end 1992 and $78.6 million at year-end 1991. The increase in 1993 primarily was from a $30 million unsecured loan from a major insurance company, $13.4 million of land acquisition notes in connection with McDowell Mountain Ranch in Scottsdale, Arizona and $9.5 million additional reimbursement from tax-exempt community facilities bonds relating to Valencia Town Center. In 1992, the increase in mortgage and other debt consisted principally of draws totaling $35.3 million against a $40 million construction loan and $6.1 million reimbursement from tax-exempt community facilities bonds for Valencia Town Center.

Upon receipt of the $30 million unsecured loan in December, 1993, $10.5 million of outstanding advances against a revolving-to-term credit line for the Company's wholly-owned public water utility were retired. The Company expects to replace this revolving credit line with a long-term financing during 1994, subject to approval by the California Public Utilities Commission.

In 1994, the Company intends to complete additional public financings to assist in funding major infrastructure and land development projects in Valencia and for McDowell Mountain Ranch.

RESULTS OF OPERATIONS

Revenues and earnings were depressed in 1993 as a result of the lingering recession in Southern California and continuing weakness in real estate markets. The Company's 1993 total earnings were lower principally because results for 1992 included the sale of farm land which contributed $14.5 million, or 39 cents per unit, to earnings. In 1993, the sale of farm land contributed $5.2 million, or 14 cents per unit, to earnings. Also, the sale of 399 residential lots in 1992 impacted the Company's ability to sell additional lots in 1993. Mitigating this decline, the Company's commercial operations posted a 24% improvement in operating income over the prior year and several moderately-sized land parcels closed escrow in 1993. The sale of land to government agencies, which added $39 million to revenues and $16 million to earnings in 1991, did not have a significant impact on results in either 1993 or 1992. A five-year summary of revenues and operating income for each of the Company's major business segments follows:

FIVE YEAR SUMMARY

                                                                         Years ended December 31,
                                                 ---------------------------------------------------------------------
In thousands                                         1993           1992         1991            1990          1989
- ------------                                      ---------      ---------     ---------      ---------      ---------
REVENUES
     Real estate
         Residential home and land sales           $ 31,499      $ 60,088      $ 41,778       $ 117,327      $ 173,000
         Industrial and other sales                  15,811         3,342        57,283          13,866          8,489
         Commercial operations                       32,469        25,487        22,460          22,104         17,840
     Agriculture
         Operations                                  15,761        17,605        25,391          30,589         35,121
         Ranch sales                                  9,912        21,660         3,850           9,000             --
                                                   --------      --------      --------        --------       --------
TOTAL REVENUES                                     $105,452      $128,182      $150,762        $192,886       $234,450
                                                   ========      ========      ========        ========       ========
OPERATING INCOME
     Real estate
         Residential home and land sales           $  8,236      $  9,696      $  6,918        $ 25,481       $ 68,202
         Industrial and other sales                   4,518           801        24,661           8,059          4,023
         Community development                       (6,126)       (7,759)       (6,150)         (6,126)        (6,225)
         Commercial operations                       14,518        11,700        10,926          10,228          8,548
     Agriculture
         Operations                                   2,438         2,905         4,238           4,996          6,920
         Ranch sales                                  5,170        14,493         2,827           6,026             --
                                                   --------      --------      --------        --------       --------
TOTAL OPERATING INCOME                             $ 28,754      $ 31,836      $ 43,420        $ 48,664       $ 81,468
                                                   ========      ========      ========        ========       ========

RESIDENTIAL HOME AND LAND SALES

Transition from the Company's internal home construction to the sale of ready-to-build lots to merchant builders was completed in 1993. A total of 30 of the Company's own homes closed escrow in 1993, compared with 88 in 1992 and 136 in 1991. Because of the impact of the recession and a larger than normal supply of lots in builders' inventories during the past few years, the Company lowered the price of its lots in 1992 to remain competitive. Profit margins in the past two years, as a result, were lower than in prior years.

The sale of 62 residential lots to Pardee, a division of Weyerhaeuser, was completed in 1993. A total of 399 residential lots were sold in 1992 to merchant builders and 97 lots in 1991. The 62-lot sale contributed $4.6 million to current year revenues and $541,000 to income under percentage of completion accounting. Lot sales in 1992 and 1991 contributed $32.7 million and $9.0 million to revenues and $3.7 million and $2.2 million to income, respectively, under percentage of completion accounting. Also included in 1993 results is the sale of 220 acres at the Cowell Ranch for $6.0 million which contributed $5.3 million to income.

Under percentage of completion accounting, the Company recognized $6.9 million of deferred revenues and $1.2 million of income in 1993 from prior residential lot sales. This compares with deferred revenues of $6.1 million and $995,000, and income of $5.5 million and $774,000 recognized in 1992 and 1991, respectively, as a result of the sale of higher margin residential lots in prior years.

During 1993, cash received from prior residential land sale profit participation agreements added $100,000 to revenues and income. This compares to $733,000 received in 1992 and $1.0 million in 1991. The Company does not expect to receive any profit participation related to recent lot sales because of the more competitive market and lower margins being realized by home building companies.

The Company is engaging a number of quality builders in the construction and sale of single and multi-family homes in Valencia through various joint venture arrangements. These ventures are intended to increase momentum in the residential segment, maximize land values and enable innovative builders to obtain financing in today's tight real estate lending environment. The Company's financial exposure is managed through strict controls with new starts directly tied to sales performance. These development partnerships are anticipated to provide the Company with several innovative products in the second half of 1994 to meet the demand for affordable housing in Valencia. The Company's first residential joint venture is with EPAC Communities, Inc. for 65 homes. As of December 31, 1993, 21 homes had closed escrow contributing $6.7 million to revenues and $1.0 million to income.

Four major home builders are constructing homes in Valencia on land purchased from the Company. They include Pardee, a division of Weyerhaeuser; M.J. Brock, a division of Ryland Homes; Warmington and Bramalea. Merchant builders closed escrow on 137 homes in Valencia in 1993.

At December 31, 1993, a total of 83 residential lots in Valencia Northpark, the Company's newest residential community, were in escrow to a merchant builder with closing expected in the first quarter of 1994. In addition, the Company is currently negotiating sales contracts for residential lots and superpads in its McDowell Mountain Ranch project in Scottsdale, Arizona. The Company's ability to make additional lot sales in 1994 will be dependent upon market conditions, absorption of lots previously sold to builders and the completion of necessary land development and infrastructure improvements.

INDUSTRIAL AND OTHER SALES

The California real estate recession and the inability of developers to obtain financing continued to inhibit the sale of industrial and commercial land during 1993. Some improvement was seen in the fourth quarter, however, when five parcels closed escrow bringing the total closings to seven for the year.

During 1993, escrow closings included two parcels in Valencia Auto Center to Magic Ford totaling 8.2 acres, a 6.9-acre site for a church, a 3.6-acre parcel in Northpark for another church site, and a .7 acre commercial lot. Additionally, Weyerhaeuser purchased 8.5 acres for a distribution center, and early in 1993, escrow closed on a 2-acre parcel to the California Department of Transportation. These 1993 sales contributed $10.9 million to revenues and $5.2 million to income. The 1993 results include $4.3 million in revenues and $2.3 million in income recognized under percentage of completion accounting from prior land sales, including the final income recognition on the U.S. Postal Service site.

In 1992, two sales of commercial land totaling 4.5 acres closed escrow and contributed $1.3 million to revenues and $940,000 to income under percentage of completion accounting. In addition, $2.0 million in revenues and $1.6 million in income were recognized in 1992 under percentage of completion accounting from the 1990 sale of 62.4 acres in Valencia Commerce Center to the U.S. Postal Service and the 1991 sale of a 5-acre parcel in Valencia Corporate Center to Kaiser Permanente.

In 1991, the Postal Service sale contributed $22.8 million to revenues and $9.2 million to income under percentage of completion. Also, in 1991, 44.6 acres were sold to a local high school district for $14.4 million which contributed $5.5 million to income, and the sale of a 4.5- acre site to an elementary school district added $2.0 million to revenues and $1.2 million to income.

At December 31, 1993, industrial land inventories totaled over 650 entitled acres. Of course, final plans always are subject to review by governmental agencies before development can proceed, but these entitlements, and the fact that few competitive large land parcels are available in Los Angeles County, place the Company in a favorable position as the economy and real estate markets improve. At December 31, 1993, no industrial or commercial land sales were in escrow.

COMMUNITY DEVELOPMENT

In March, 1993, the master plan and zoning for a new planned community, McDowell Mountain Ranch, were approved by the Scottsdale City Council for development of over 4,000 homes and 70 acres of commercial property. The Company exercised its first option on approximately 700 acres in November 1993, with options remaining on an additional 1,400 acres. Earlier in 1993, a 160-acre parcel within the project was purchased from the State of Arizona.
The balance of the 3,200 acres has been dedicated to the City of Scottsdale for open space. There is substantial interest from merchant builders for the purchase of residential lots. Contract negotiations are on-going and initial sales are anticipated in late 1994. Arizona entered the recession before California and now is experiencing a good recovery and strong market for new homes.

Governmental approvals for 192 multi-family homes and 22 acres of commercial development in Valencia were granted in 1993. At December 31, 1993, the Company had over 5,600 residential lots approved in the Valencia area including 1,600 lots with general plan land use approval.

Governmental approvals granted in 1992 included 3,300 homes, three community shopping centers and two elementary school sites. In 1991, the County of Los Angeles granted master plan and zoning approvals for the 1,600-acre Valencia Commerce Center as well as subdivision approvals for 340 acres in the center and 100 acres in Valencia Industrial Center.

Included in 1992 approvals was final approval from the Los Angeles County Board of Supervisors for the 1,800-home Westridge Golf Course Community. However, following approval, two environmental groups filed a lawsuit challenging the County's approval, their main contention being that the County had improperly permitted a golf course and highway within a significant ecological area.

Numerous other environmental deficiencies were also alleged. In September 1993, the trial court ruled that the County had acted properly in regard to the significant ecological area. However, the trial court rescinded all entitlements for the 1,800 homes until such time as the County has demonstrated full compliance with the California Environmental Quality Act and its Development Monitoring System with respect to air quality, schools and libraries. The Company believes that the deficiencies will be cleared in about one year.

Final plans and environmental factors are subject to review by governmental agencies before development can proceed. Significant land development work and infrastructure improvements remain to be completed before the Company can deliver the majority of approved lots for sale.

Expenses associated with Community Development activities totaled $6.1 million in 1993, a 21% decrease from 1992, primarily as a result of the Company's success in obtaining entitlements during 1992 and prior years. The decline is partially offset by planning and entitlement expenses relating to McDowell Mountain Ranch. In 1992, Community Development expenses totaled $7.8 million, a 26% increase from 1991 expenses of $6.2 million, due to the Company's intensified efforts in obtaining entitlements. The Company is committed to continuing its entitlement efforts in the future and does not anticipate a further reduction in entitlement expenses in 1994.

COMMERCIAL OPERATIONS

Commercial operations include the Company's portfolio of income-producing properties and the Natural Resources division, consisting of Valencia Water Company, a wholly-owned public water utility, and the Company's energy operations.

The primary contributors to increases of 27% in revenues and 24% in income over 1992 results are Valencia Town Center, the Company's regional shopping center which celebrated its first anniversary in September, 1993, and Valencia Water Company, which received approval for a water rate increase of approximately 20% and a drought recovery surcharge from the California Public Utilities Commission. Also contributing to the increases were Valencia Hilton Garden Inn and the new Castaic Village neighborhood shopping center.

Tenant space in Valencia Town Center was 94 percent leased or committed at the end of 1993. The Center's first sit-down restaurant, TGI Friday's, opened in October 1993, and the second restaurant, Sisley Italian Kitchen, opened in December. Eddie Bauer, a national sportswear clothing chain, is scheduled to open in February, 1994 and a letter of intent has been received from the Disney Store.

The three department stores and most mall shops report sales above expectations. This first phase development consists of 790,000 square feet of space and includes Robinsons-May, JC Penney and Sears department stores, over 100 mall shops, a 10-screen theater and food court, and the two restaurants. Future plans include expanding the shopping center to 1.4 million square feet with three more department stores and additional mall space.

Valencia Hilton Garden Inn, a 152-room joint venture hotel, is in its second year of operation and enjoying excellent occupancy rates at almost 80 percent. Castaic Village, the Company's newest neighborhood shopping center located just north of Valencia, opened in November 1992 with Ralphs supermarket as its first tenant. In 1993, Burger King opened in May and PayLess Drugstores, the second anchor tenant, opened in November. Construction is complete on 12,800 square feet of retail space in the 130,000-square-foot center and leasing is currently underway.

Revenues and income from the Company's three apartment complexes and River Oaks and Bouquet Center neighborhood shopping centers were slightly higher in 1993 than in 1992 and 1991. At December 31, 1993, Bouquet Center was 100% leased, River Oaks had a vacancy rate of just 1% and vacancies at the apartment complexes averaged 4%. At year-end 1992, vacancies in the apartment complexes averaged 4% and the two neighborhood shopping centers averaged 1%. These vacancy rates were the same at the end of 1991.

During 1993, the Company opened a 30,000-square-foot telecommuting center in Valencia Industrial Center. The facility, wired with fiber optic and traditional cabling for voice, video and data transmission, is the largest telecommuting center in California and reflects a number of business trends taking place in the work environment. CareAmerica Health Plans, the building's first tenant, has leased over 5,000 square feet to accommodate its employees who live 25 miles or more from the health insurer's office in Chatsworth, California. Subsequent to the earthquake the facility has been fully leased.

Newhall Land has been negotiating with several major companies to develop industrial and commercial real estate projects on a build-to-suit basis. In December 1993, an agreement was signed with ITT Corporation to construct a 175,000-square-foot facility on approximately 10 acres in Valencia Commerce Center. ITT will move its Aerospace Controls and Neo-Dyn Operations with 400 employees from their current San Fernando Valley locations to this new $14 million facility. Earlier in the year, the Company entered into a long-term lease agreement to construct a 7,000-square-foot facility for Trader Joe's, a popular specialty food retailer with stores throughout Southern California.

AGRICULTURAL OPERATIONS

In 1993, sales of farm land, partially offset by improved citrus prices and higher prices and yields for grapes, resulted in net decreases of 10% in revenues and 16% in income from the prior year. In 1992, agricultural earnings were 32% below the prior year because of the sale of farm properties and a sharp decline in the price of oranges and lemons.

Agricultural operations will continue to provide returns from the 37,000-acre Newhall Ranch where development is continuing and the 39,000-acre Suey Ranch where development will be considered in the future. Also, the New Columbia Ranch, which is being retained for its substantial surface and underground water supplies, will continue to be leased to tenants and contribute to agricultural operations.

RANCH SALES

A total of 3,900 acres of farm land at the Capay/Wheatland, Merced and Meridian ranches was sold in 1993, contributing $9.9 million to revenues and $5.2 million to income. In 1992, the sale of 6,750 acres of farm land at the Wilson, Merced and Meridian ranches contributed $21.7 million to revenues and $14.5 million to income. Sales of 2,989 acres at the Merced Ranch in 1991 added revenues of $3.9 million and income of $2.8 million.

The Company plans to market for sale its remaining 14,840 acres of non-strategic farm land during 1994. While these properties had an appraised value of $23.5 million at December 31, 1993, there is no assurance that sales prices will approximate appraised values. At December 1, 1993, no agricultural parcels were in escrow.

GENERAL AND ADMINISTRATIVE EXPENSE

Reductions in staff and overhead expenditures resulted in a 3% decrease in total general and administrative expenses in 1993, 5% in 1992 and 16% in 1991. Prior year expenses have been reclassified to reflect consolidation of administrative departments in 1993.

UNIT OPTIONS FOR MANAGEMENT

Fluctuations in the market price of partnership units in connection with appreciation rights of the Company's outstanding non-qualified options accounted for expenses of $250,000 in 1993 and $650,000 in 1991 and an expense recovery of $900,000 in 1992.

INTEREST AND OTHER

Interest expense increased in 1993 from the prior year due to a construction loan and community facilities bonds for the Valencia Town Center regional mall, and a ranch mortgage obtained in December 1992. Interest income recognized on notes receivable from land sales reduced the overall increase to 5%.

The increase in interest expense in 1992 principally was due to construction financing for the regional mall after completion of the project in September 1992, short-term borrowings during the year and bank financing for the Company's wholly-owned water utility. Also, interest income decreased with the repayment of land sale notes. In 1991, a mortgage obtained on a 50,000-square-foot office building and financing for the Company's wholly-owned water utility contributed to a net increase in interest expense.

INFLATION AND RELATED FACTORS

The Company's business, like most others, is affected by general economic conditions and is impacted significantly by conditions in its real estate markets. Also, fluctuations in interest rates and the availability of financing to land purchases have an important impact on Company performance.

The Company believes it is well positioned against any effects of inflation. Historically, during periods of inflation, the Company has been able to increase selling prices of properties to offset rising costs of land development and construction. However, in the past few years, with declining land values in California and a lingering recession, sales prices of Company properties as well as costs have decreased. The commercial income portfolio is substantially protected from inflation since percentage rent clauses in the Company's leases tend to adjust rental receipts for inflation, and the underlying value of commercial properties over the long-term has tended to rise.

IMPACT OF EARTHQUAKE

The Company's Valencia properties came out of the San Fernando Valley earthquake in good shape. Valencia Town Center, the Company's regional shopping mall, had only minor damage. Other income properties, except for a four-story office building which incurred some structural damage, experienced only minor damage and virtually all were operational the day following the earthquake. While Valencia Water Company lost three of its 14 storage tanks and incurred extensive damage to main lines, service to most of its customers was restored within one week. The Company does carry earthquake insurance which will limit property losses, but it will be some time before a final determination of these losses is made.

It is too early to assess the impact this will have on sales of residential, commercial and industrial land by the Company or on appraised values in Valencia. The most important issue facing the Company and community will be the restoration of full access between the Santa Clarita Valley and greater Los Angeles. Caltrans announced it intends to have the Interstate 5 freeway fully repaired by mid-June and all freeways restored by year-end. Metrolink commuter rail service between the Santa Clarita Valley and Los Angeles remained operational following the earthquake, and capacity and usage have been significantly increased on the Santa Clarita line.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        INDEX TO FINANCIAL STATEMENTS INCLUDED IN ITEM 8:
        -------------------------------------------------

        Independent Auditors' Report

        Consolidated Statements of Income for the years ended
           December 31, 1993, 1992 and 1991

        Consolidated Balance Sheets at
           December 31, 1993 and 1992

        Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991

        Consolidated Statements of Changes in Partner's Capital for the years ended December 31, 1993, 1992 and 1991


        Notes to Consolidated Financial Statements


        INDEX TO FINANCIAL STATEMENT SCHEDULES
        --------------------------------------


        Property, Plant and Equipment - Schedule V                                 S - 1

        Accumulated Depreciation, Depletion and Amortization
        of Property, Plant and Equipment - Schedule VI                             S - 2

        Short Term Borrowings - Schedule IX                                        S - 3

        Supplemental Income Statement Information - Schedule X                     S - 4

                         INDEPENDENT AUDITORS' REPORT





The Board of Directors of Newhall Management Corporation and Partners of The Newhall Land and Farming Company:


We have audited the consolidated financial statements of The Newhall Land and Farming Company and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Newhall Land and Farming Company and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                                KPMG PEAT MARWICK

Los Angeles, California
January 19, 1994

CONSOLIDATED STATEMENTS OF INCOME

                                                                        Years ended December 31,
                                                                  -------------------------------------
In thousands, except per unit                                       1993           1992          1991
- -----------------------------                                     --------       --------      --------
REVENUES
               Real estate
                 Residential home and land sales                  $ 31,499       $ 60,088      $ 41,778
                 Industrial and other sales                         15,811          3,342        57,283
                 Commercial operations                              32,469         25,487        22,460
               Agriculture
                 Operations                                         15,761         17,605        25,391
                 Ranch sales                                         9,912         21,660         3,850
                                                                  --------       --------      --------
TOTAL REVENUES                                                     105,452        128,182       150,762
                                                                  --------       --------      --------
OPERATING EXPENSES
               Real estate
                 Residential home and land sales                    23,263         50,392        34,860
                 Industrial and other sales                         11,293          2,541        32,622
                 Community development                               6,126          7,759         6,150
                 Commercial operations                              17,951         13,787        11,534
               Agriculture
                 Operations                                         13,323         14,700        21,153
                 Ranch sales                                         4,742          7,167         1,023
                                                                  --------       --------      --------
                                                                    76,698         96,346       107,342
                                                                  --------       --------      --------
OPERATING INCOME                                                    28,754         31,836        43,420

               General and administrative expense                   (7,676)        (7,906)       (8,287)
               (Expense) recovery from unit option plans              (250)           900          (650)
               Interest and other, net                              (8,031)        (7,619)       (4,398)
                                                                  --------       --------      --------
NET INCOME                                                        $ 12,797       $ 17,211      $ 30,085
                                                                  ========       ========      ========
NET INCOME PER PARTNERSHIP UNIT                                   $    .35       $    .47      $    .82
                                                                  ========       ========      ========


See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS


                                                                           December 31,
                                                                     ------------------------
In thousands, except units                                             1993            1992
- --------------------------                                           --------        --------
ASSETS
         Cash and cash equivalents                                   $ 39,636        $ 10,792
         Accounts and notes receivable                                 19,508          32,304

         Land under development                                        73,078          50,127
         Land held for future development                              34,563          37,960

         Property and equipment, net                                  182,332         183,938
         Other assets and deferred charges                             10,781           7,961
                                                                     --------        --------
                                                                     $359,898        $323,082
                                                                     ========        ========

LIABILITIES AND PARTNERS' CAPITAL
         Accounts payable                                            $ 12,419        $ 10,195
         Accrued expenses                                              26,794          27,754
         Deferred revenues                                              1,835          11,626
         Mortgage and other debt                                      174,157         131,849
         Advances and contributions from
              developers for utility construction                      12,067          12,442
         Other liabilities                                             21,347          16,167
                                                                     --------        --------
              Total liabilities                                       248,619         210,033

         Commitments and contingencies (Note 10)

         Partners'  capital

         36,756,530 units outstanding at December 31, 1993 and
            36,760,130 units outstanding at December 31, 1992         111,279         113,049
                                                                     --------        --------
                                                                     $359,898        $323,082
                                                                     ========        ========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Years ended December 31,
                                                                      -------------------------------------
In thousands                                                             1993          1992          1991
- ------------                                                          ---------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $ 12,797      $ 17,211      $ 30,085

    Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation and amortization                                    7,329         6,471         7,701
         (Increase) decrease in land under development                  (22,951)       17,642         5,758
         Decrease (increase) in accounts and notes receivable            12,796        (9,396)       (9,436)
         (Decrease) increase in accounts payable, accrued expenses
              and deferred revenues                                      (8,527)       (6,897)        1,235
         Cost of property sold                                            7,131         7,156         6,266
         Other adjustments, net                                           2,071        (1,387)        2,557
                                                                       --------      --------      --------
    Net cash provided by operating activities                            10,646        30,800        44,166
                                                                       --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                   (9,457)      (60,023)      (29,343)
    Investment in joint venture                                             289           193            87
                                                                       --------      --------      --------
    Net cash used by investing activities                                (9,168)      (59,830)      (29,256)
                                                                       --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions paid                                                  (14,704)      (22,055)      (29,404)
    Decrease in bank loans                                                   --            --        (7,000)
    Increase in mortgage and other debt                                  54,948        53,345        18,270
    Reduction in mortgage and other debt                                (12,640)          (52)          (16)
    (Decrease) increase in advances and contributions from
         developers for utility construction                               (375)          267          (150)
    Other, net                                                              137           108           157
                                                                       --------      --------      --------
    Net cash provided (used) by financing activities                     27,366        31,613       (18,143)
                                                                       --------      --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     28,844         2,583        (3,233)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             10,792         8,209        11,442
                                                                       --------      --------      --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $ 39,636      $ 10,792      $  8,209
                                                                       ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Interest paid (net of amount capitalized)                      $  8,722      $  6,397      $  5,698

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER'S CAPITAL


                                                                Number        Partners'
In thousands                                                   of units        Capital
- ------------                                                   --------       ---------
BALANCE AT DECEMBER 31, 1990                                    36,755        $116,947
         Net income for year ended December 31, 1991                            30,085
         Distributions                                                         (29,404)
         Other activity, net                                        --             157
                                                                ------        --------
BALANCE AT DECEMBER 31, 1991                                    36,755         117,785
         Net income for year ended December 31, 1992                            17,211
         Distributions                                                         (22,055)
         Other activity, net                                         5             108
                                                                ------        --------

BALANCE AT DECEMBER 31, 1992                                    36,760         113,049
         Net income for year ended December 31, 1993                            12,797
         Distributions                                                         (14,704)
         Other activity, net                                        (3)            137
                                                                ------        --------
BALANCE AT DECEMBER 31, 1993                                    36,757        $111,279
                                                                ======        ========

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1993


NOTE 1.  ORGANIZATION

The Newhall Land and Farming Company, a California Limited Partnership ("the Company" or "the Partnership"), was reorganized from a corporation to a limited partnership on January 8, 1985.

        The general partners of the Company are Newhall Management Limited Partnership, the Managing General Partner, and Newhall General Partnership. Two executive officers and the Managing General Partner are the general partners of Newhall General Partnership.


NOTE 2. INDUSTRY SEGMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company operates in two reportable industry segments: Real Estate - residential land sales and home building, commercial and industrial land sales, and development and operation of commercial property; Agriculture - primarily farming. Information as to identifiable assets, capital expenditures and depreciation for these segments is summarized in Note 11. In 1993, the Company adopted an unclassified balance sheet to better reflect the current and future activities of the Company. Significant accounting policies related to the Company's segments are:

REAL ESTATE/RESIDENTIAL HOME BUILDING:    Sales of single and multi-family
homes are generally for cash and therefore are recognized at the close of escrow. Home buyers are provided with warranties against certain building defects. Estimated warranty cost is provided for in the period in which the sale is recorded.

REAL ESTATE/LAND SALES:    Sales are recorded at the time escrow is closed
provided that: (1) there has been a minimum down payment, ranging from 20% to 25% depending upon the type of property sold, (2) the buyer has met adequate continuing investment criteria, and (3) the Company, as the seller, has no continuing involvement in the property. Where the Company has an obligation to complete certain future development, revenue is deferred in the ratio of the cost of development to be completed to the total cost of the property being sold under percentage of completion accounting.

REAL ESTATE/DEVELOPMENT AND OPERATION OF COMMERCIAL PROPERTIES:    The
Company owns and leases apartments, commercial and industrial buildings, shopping centers and land to tenants. Except for apartments, rents are typically based on the greater of a percentage of the lessee's gross revenues or a minimum rent. Most lease agreements require that the lessee pay all taxes, maintenance, insurance and certain other operating expenses applicable to leased properties. Apartments are rented on a six-month lease and continue on a month-to-month basis thereafter.

        Valencia Water Company (a California corporation), a wholly-owned subsidiary, is a public water utility subject to regulation by the California Public Utilities Commission. Water utility revenues include amounts billed monthly to customers and an estimated amount of unbilled revenues. Income taxes accounted for under the provisions of SFAS No. 109 are included in operating expenses. In addition to income, funds advanced or contributed to the utility are subject to federal and state income taxes. Accordingly, deferred income taxes are reflected in the consolidated financial statements.

REAL ESTATE/COMMUNITY DEVELOPMENT:    Preliminary planning and entitlement
costs are charged to expense when incurred. After tentative map approval, expenditures for map recordation are charged to the identified project.

AGRICULTURE/OPERATIONS:    Revenue is recognized as crops are delivered to
farm cooperatives and other purchasers. Crops delivered to farm cooperatives are marketed throughout the year after harvest. At the time of delivery, the Company estimates the proceeds to be received from the cooperatives and records these amounts as unbilled receivables. During the year following harvest, the Company records any adjustments of such estimated amounts arising from changing market conditions. Net income for the years ended December 31, 1993, 1992, and 1991 increased approximately $1,075,000, $1,177,000, and $1,253,000, respectively, as a result of such adjustments.

        Costs incurred during the development stage of orchard and vineyard crops (ranging from three to ten years) are capitalized and amortized over the productive life of the trees or vines. Farming costs which cannot be readily identified with a specific harvested crop or other revenue producing activity are expensed as incurred.

        Farming inventories include crops in process and harvested crops and are valued at the lower of cost or market, determined on the first-in, first-out method.

AGRICULTURE/RANCH SALES:    Sales of non-developable farm land occur
irregularly and are recognized upon close of escrow provided the criteria as described for real estate land sales are met.

OTHER GENERAL ACCOUNTING POLICIES ARE:

BASIS OF CONSOLIDATION:   The consolidated financial statements include the
accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions are eliminated. Certain reclassifications have been made to prior periods' amounts to conform to the current year presentation.

CASH AND CASH EQUIVALENTS:    The Company considers all highly liquid
investments with original maturity dates of 90 days or less to be cash equivalents.

JOINT VENTURE: The Company uses the equity method to account for an investment in a joint venture which is less than 50% controlled.

PROPERTY AND EQUIPMENT:    Property is stated at cost, less proceeds from sales
of easements and rights of way. Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the various assets without regard to salvage value. Lives used for calculating depreciation are as follows: buildings - 25 to 40 years; equipment - 3 to 10 years; water supply systems, orchards and other - 5 to 75 years.

ENVIRONMENTAL MATTERS:     Environmental clean-up costs are charged to expense
or established reserves and are not capitalized. Generally, reserves are recorded for environmental clean-up costs when remediation efforts are probable and can be reasonably estimated. To date, environmental clean-up costs have not been material.

INCOME TAXES:    The Company, as a partnership, is not a taxable entity;
accordingly, no provision for income taxes has been made in the consolidated financial statements. Partners are taxed on their allocable share of the Company's earnings. Partners' distributive share of the income, gain, loss, deduction and credit of the Company is reportable on their income tax returns.

        The Revenue Act of 1987 contained provisions which, in some cases, taxes publicly traded partnerships as corporations. Since the Company was in existence on December 17, 1987, it will continue to be treated as a partnership for the 1987 through 1997 taxable years; and, subject to certain qualification requirements, will continue to be treated as a partnership indefinitely thereafter.

AMOUNTS PER PARTNERSHIP UNIT:    Net income per unit is computed by dividing
net income by the weighted average number of units and common unit equivalents (dilutive options) outstanding during the year. The number of units for the computation was 36,790,000, 36,796,000, and 36,831,000, for the years ended December 31, 1993, 1992, and 1991, respectively.


NOTE 3.  FEDERAL INCOME TAX RESULTS OF THE PARTNERSHIP

The Partnership has elected under Section 754 of the Internal Revenue Code to adjust the basis of property upon the purchase of units by investors. For investors who purchase units, this election provides for the reflection of the investor's price of the units in the tax basis of the Partnership's properties. The excess of the purchase price over the monetary assets and liabilities is allocated to real estate assets and results in a new basis which is used to calculate operating expenses for tax purposes.

As required by SFAS No. 109, at December 31, 1993, the net tax basis of the Company's assets and liabilities exceeded the Company's financial statement basis of its assets and liabilities by $212,956,000. This excess amount does not reflect the step-up in asset basis allocated to individual partners upon purchase of units subsequent to the formation of the Partnership.

The Partnership's tax returns are subject to examination by federal and state taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the tax basis amounts may be subject to change at a later date upon final determination by the taxing authorities.


NOTE 4.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows:

                                                                        December 31,
                                                  ----------------------------------------------------------
                                                            1993                              1992
                                                  ------------------------          ------------------------
                                                  Carrying          Fair            Carrying          Fair
In thousands                                       Amount           Value            Amount           Value
- ------------                                      --------        --------          --------        --------
Notes receivable from
  land sales                                      $ 13,866        $ 13,866          $ 27,100        $ 27,100
Mortgage and other debt                            174,157         174,157           131,849         131,849
Advances from developers
  for utility construction                           8,353           2,007             8,731           2,049
                                                  --------        --------          --------        --------

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS
The carrying amounts approximate the fair values of these instruments due to their short-term nature.

NOTES RECEIVABLE FROM LAND SALES
The carrying amounts of notes receivable approximate fair value. Generally, these notes have maturities of less than one year from close of escrow and, if applicable, the carrying amount reflects imputed interest to reduce the note receivable to its present value.

MORTGAGE AND OTHER DEBT
The carrying amount of the Company's debt reflects fair value based on current interest rates available to the Company for comparable debt. See Note 8 for interest rates on outstanding debt.

ADVANCES FROM DEVELOPERS FOR UTILITY CONSTRUCTION
Generally, advances are refundable to the developer without interest at the rate of 2.5% per year over 40 years. The fair value is estimated as the discounted value (12%) of the future cash flows to be paid on the advances.

NOTE 5.   COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                                           December 31,
                                                                                    ------------------------
In thousands                                                                          1993            1992
- ------------                                                                        --------         -------
ACCOUNTS AND NOTES RECEIVABLE
Trade receivables, less allowance for doubtful
   accounts $732 and $720, respectively                                             $  1,486         $ 1,175
Unbilled accounts receivable
   Agricultural products                                                               2,168           2,801
   Other                                                                               1,103             652
Notes receivable from land sales                                                      13,866          27,100
Other                                                                                    885             576
                                                                                     -------         -------
                                                                                     $19,508         $32,304
                                                                                     =======         =======
LAND UNDER DEVELOPMENT
Residential                                                                          $34,164         $15,208
Industrial and commercial                                                             35,092          31,043
Homes completed or under construction                                                  3,381           3,517
Other                                                                                    441             359
                                                                                     -------         -------
                                                                                     $73,078         $50,127
                                                                                     =======         =======

PROPERTY AND EQUIPMENT
Land                                                                                          $ 42,896         $ 44,661
Buildings                                                                                       96,932           93,841
Equipment                                                                                       13,176           14,960
Water supply systems, orchards and other                                                        65,639           65,087
Construction in progress                                                                        15,748           14,794
                                                                                              --------         --------
                                                                                               234,391          233,343
Accumulated depreciation                                                                       (52,059)         (49,405)
                                                                                              --------         --------
                                                                                              $182,332         $183,938
                                                                                              ========         ========
OTHER ASSETS AND DEFERRED CHARGES
Prepaid expenses                                                                              $    909         $    825
Investment in joint venture                                                                        961            1,250
Unamortized loan commitment fees                                                                 1,395            1,113
Deferred charges and assets of Valencia Water Company                                            4,158            2,319
Other                                                                                            3,358            2,454
                                                                                              --------         --------
                                                                                              $ 10,781         $  7,961
                                                                                              ========         ========
ACCRUED EXPENSES
Deferred compensation                                                                         $  3,557         $  3,416
Operating and other accruals                                                                     5,066            6,034
Project accruals                                                                                15,950           16,339
Other                                                                                            2,221            1,965
                                                                                              --------         --------
                                                                                              $ 26,794         $ 27,754
                                                                                              ========         ========
OTHER LIABILITIES
Warranty and other reserves                                                                   $ 10,573         $ 10,887
Deferred taxes of Valencia Water Company                                                         4,779            2,484
Other                                                                                            5,995            2,796
                                                                                              --------         --------
                                                                                              $ 21,347         $ 16,167
                                                                                              ========         ========


NOTE 6.   COMMERCIAL LEASING OPERATIONS

A summary of the historical cost of properties held for lease, which are included in property and equipment, follows:

                                                                                                     December 31,
                                                                                              -------------------------
In thousands                                                                                    1993             1992
- ------------                                                                                  --------         --------
Land                                                                                          $ 36,379         $ 35,872
Buiildings                                                                                      93,765           90,002
Other                                                                                           13,378           13,231
                                                                                              --------         --------
                                                                                               143,522          139,105
Accumulated depreciation                                                                       (19,661)         (14,473)
                                                                                              --------         --------
                                                                                              $123,861         $124,632
                                                                                              ========         ========

Minimum lease payments to be received under non-cancellable operating leases as of December 31, 1993 are as follows:

In thousands
- ------------
1994                                                                                                           $ 13,044
1995                                                                                                             13,129
1996                                                                                                             12,620
1997                                                                                                             12,472
1998                                                                                                             12,150
Thereafter                                                                                                       89,946
                                                                                                               --------
                                                                                                             * $153,361
                                                                                                               ========

* This amount does not include contingent rentals which may be received under certain leases based on lessee sales or apartment rentals. Contingent rentals received for the years ended December 31, 1993, 1992, and 1991 were $8,119, $10,927, and $9,256, respectively.


NOTE 7.  LINES OF CREDIT

         No borrowings were outstanding against lines of credit at December 31, 1993 or 1992. At December 31, 1993, the Company had available lines of credit totaling $69 million. Revolving lines of credit for general corporate purposes include a $30 million line of credit with Wells Fargo Bank, a $20 million line of credit with Societe Generale, and a $4 million line of credit with Bank of America. Commitment fees range from .125% to .25% per annum of the unused portion. In addition, in 1993 the Company obtained a $15 million revolving credit facility from Morgan Guaranty Trust Company of New York which is restricted to financing development costs of various types of commercial income projects in Valencia.

         Letters of credit outstanding against available lines of credit totaled $4.2 million and $4.8 million respectively, at December 31, 1993 and 1992.

NOTE 8.  MORTGAGE AND OTHER DEBT

                                                                                     December 31,
                                                             Interest         -------------------------
In thousands                                                   Rates             1993             1992
- ------------                                                 --------         --------         --------
Prudential (portfolio mortgage)                                8.995%         $ 60,000         $ 60,000
Prudential (ranch mortgage)                                     8.45%           11,760           12,000
Wells Fargo
         (Valencia Water Company)                        4.065-4.315%               --           10,500
Bank of America
         (commercial mortgage)                                  7.95%            3,414            5,045
Bank of America
         (Valencia Town Center)                                 4.94%           40,000           37,965
Community facilities bonds
         (Valencia Town Center)                              4.5-7.5%           15,534            6,070
Land acquisition notes
         (McDowell Mountain Ranch)                            8-8.75%           13,449               --
Metropolitan
         (unsecured notes)                                       6.9%           30,000               --
Other                                                            8.5%               --              269
                                                                              --------         --------
                                                                              $174,157         $131,849
                                                                              ========         ========

         The $60 million financing from Prudential is secured by six of the Company's commercial properties. The terms of the note require monthly payments of interest only through February, 1995 and monthly principal and interest payments of $501,000 thereafter until maturity on March 1, 1999 when a principal balance of approximately $57 million is due.

         In December 1992, the Company obtained a non-recourse mortgage financing from Prudential for $12 million secured by the 14,000-acre New Columbia Ranch property. The terms of the note call for interest payments on each May 1 and November 1 and annual principal payments of $240,000 until maturity on November 1, 2003.

         The commercial mortgage was obtained from Bank of America in January 1991 in conjunction with the purchase of a 50,000-square-foot office building in the vicinity of Valencia Town Center. A $1.6 million principal repayment was made on September 1, 1993 in return for a 2.05% rate reduction. The revised terms call for monthly principal and interest payments of $26,000 and a balloon payment of approximately $3.1 million at maturity on February 1, 2001.

         The Company obtained a $40 million construction loan from Bank of America for the Valencia Town Center regional mall. Terms of the agreement call for interest only payments until maturity on December 30, 1996. Borrowings bear interest as follows, at the election of the borrower: LIBOR plus 1.75% or the bank's reference rate plus .5%.

         In October 1992, tax-exempt community facilities bonds were issued to finance a portion of the costs of certain public infrastructure improvements located within or in the vicinity of Valencia Town Center, the Company's regional shopping mall which opened in September 1992. The bonds will be repaid over 20 years from special taxes levied on the mall property.

         The land acquisition notes include a $2 million, 8.75% mortgage payable in annual principal and interest installments of $201,000 until maturity on March 3, 2018, and a $1.3 million, 8% note payable May 31, 1994. Also included, is a $10.1 million note with interest at 8% and semi-annual installments commencing November 30, 1994 until maturity on May 31, 1998.

         In December 1993, the Company completed a $30 million seven-year unsecured financing. The terms of the notes call for interest payments payable semi-annually and principal payments in equal annual installments commencing upon the third anniversary of the notes.

         Upon completion of the $30 million financing in December 1993, $10.5 million of outstanding advances against a revolving-to-term credit line for Valencia Water Company were retired.

         Annual maturities of long-term debt are approximately $3,319,000 in 1994, $9,877,000 in 1995, $50,032,000 in 1996, $10,093,000 in 1997, $7,997,000
in 1998, and $92,839,000 thereafter.

CAPITALIZED INTEREST:    During 1993, 1992, and 1991, total interest expense
incurred amounted to $10,348,000, $7,555,000, and $5,776,000, net of $535,000,
$1,100,000, and $695,000, which was capitalized, respectively.


NOTE 9.  EMPLOYEE BENEFIT PLANS

INCENTIVE  COMPENSATION  PLAN:    Under the terms of the Company's Executive
Incentive Plan, the Board of Directors may authorize incentive compensation awards to key management personnel of up to five percent of each year's income. The Board of Directors authorized awards of $307,000, $455,000, and $902,000, for the years ended December 31, 1993, 1992, and 1991, respectively.

OPTION AND APPRECIATION RIGHTS PLAN:    Under the terms of the Company's
Option, Appreciation Rights and Restricted Units Plan, non-qualified options or restricted units may be granted at the market price at date of grant. The plan also allows for the granting of tandem appreciation rights or bonus appreciation rights in connection with non-qualified options, which entitle the holder to receive cash or partnership units, or a combination thereof, at a value equal to the excess of the fair market value on the date of exercise over the option price. The following options were granted: 1993 -- 226,200 non-qualified options without appreciation rights; 1992 -- 123,800 non-qualified options without appreciation rights; and 1991 -- 176,600 non-qualified options with appreciation rights. No restricted units were granted in 1993, 1992, or 1991. Fluctuations in the market price of partnership units in connection with appreciation rights on outstanding non-qualified options accounted for an expense recovery of $900,000 in 1992 and a charge to expense of $250,000 and $650,000 in 1993 and 1991, respectively.

A summary of changes under the plans follows:

                                                              Option Price
                                                           -------------------      Total (in
                                             Units             Per  Unit            thousands)
                                            ------         -------------------      ----------
Outstanding at December 31, 1991            807,350        $12.625 to $32.1875        $16,856
Granted                                     123,800                    $14.625          1,811
Exercised                                   (16,000)                   $12.625           (202)
Cancelled                                   (63,300)       $12.625 to $32.1875         (1,446)
                                            -------                                   -------
Outstanding at December 31, 1992            851,850        $12.625 to $32.1875         17,019
Granted                                     226,200                    $14.625          3,308
Cancelled                                   (93,700)       $14.625 to $32.1875         (2,095)
                                            -------                                   -------
Outstanding at  December 31, 1993           984,350                                   $18,232
                                            =======                                   =======


At December 31, 1993, 467,150 options were exercisable and 145,300 options were available for future grants.


RETIREMENT PLANS:    The Retirement Plan is Company funded and is qualified
under ERISA. Generally, all employees of the Company and subsidiaries of the Company are eligible for membership in the Retirement Plan after one year of employment and attainment of age 21. Participants' benefits are calculated as 40.5% of the highest average annual earnings up to Social Security covered compensation, plus 60% of average annual earnings in excess of covered compensation, reduced pro rata for years of service less than 30.

     The Company's contribution to the Retirement Plan is determined by consulting actuaries on the basis of customary actuarial considerations, including total covered payroll of participants, benefits paid, earnings and appreciation in the Retirement Plan funds.

         The Board of Directors has adopted a Pension Restoration Plan, pursuant to which the Company will pay any difference between the maximum amount payable under ERISA and the amount otherwise payable under the Plan.

         The Company's funding policy is to contribute no more than the maximum tax deductible amount. Plan assets are invested primarily in equity and fixed income funds.

         The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 7 and 5 percent in 1993, and 8 and 6 percent in 1992 and 1991, respectively. The expected long-term rate of return on assets was 9 percent for each of the three years.

         The Company also has a Supplemental Executive Retirement Plan and a Retirement Plan for Directors. The additional pension cost for these plans was $184,000 in 1993, $208,000 in 1992, and $164,000 in 1991.

         The following table sets forth the plans' funded status and amounts recognized in the Company's financial statements for the Retirement and the Pension Restoration Plans:

                                                                      December 31,
                                                      ------------------------------------------
In thousands                                            1993              1992            1991
- ------------                                          ---------         --------        --------
Actuarial present value of benefit
 obligations:
    Accumulated benefit obligation,
     including vested benefits of $13,567,
     $11,339, and $11,368, respectively               $(13,834)        $(11,524)        $(11,606)
                                                      ========         ========         ========
Projected benefit obligation for
   service rendered to date                           $(16,962)        $(15,447)        $(15,860)
Plan assets at fair value                               16,327           15,344           15,328
                                                      --------         --------         --------
Plan assets less than projected
   benefit obligations                                    (635)            (103)            (532)
Unrealized net gain from past experience
   different from that assumed and effects
   of changes in assumptions                            (1,827)          (1,873)            (754)
Unrecognized prior service costs                           831              892              953
Unrecognized net asset being
   recognized over 15 years                               (239)            (273)            (308)
                                                      --------         --------         --------
Accrued pension cost                                  $ (1,870)        $ (1,357)        $   (641)
                                                      ========         ========         ========
Net pension cost includes the following compon
  Service cost-benefits earned during the period      $    645         $    774         $    657
  Interest cost on projected benefit obligation          1,196            1,224            1,170
  Actual return on plan assets                          (1,856)            (972)          (2,606)
  Net amortization and deferral                            529             (309)           1,486
                                                      --------         --------         --------
Net periodic pension cost                             $    514         $    717         $    707
                                                      ========         ========         ========

EMPLOYEE SAVINGS PLAN: The Company has an Employee Savings Plan which is available to all eligible employees. Certain employee contributions may be supplemented by Company contributions. Company contributions approximated $245,000 during 1993, $298,000 during 1992, and $292,000 during 1991.

DEFERRED CASH BONUS PLAN: In February 1991, the Compensation Committee of the Board of Directors awarded deferred bonuses payable January 15, 1999. The amount to be paid is based upon the relative percentage return on the market value of the Company's depositary units compared to the percentage return on the Standard and Poor's 500 Index over a nine-year period. No deferred cash bonuses were earned in 1993, 1992, or 1991, and accordingly, no expense was recorded.

OTHER BENEFITS: The Company does not provide postretirement or postemployment benefits other than those plans described above and, as such, there is no unrecorded obligation to be recognized under SFAS Nos. 106 and 112.


NOTE 10.  COMMITMENTS AND CONTINGENCIES

         The Company is involved in litigation and various claims, including those arising from its ordinary conduct of business. Management is of the opinion that the ultimate liability from this litigation will not materially affect the Company's consolidated financial condition. The Company believes it has acquired adequate insurance to protect itself against any future material property and casualty losses.

         In the ordinary course of business, and as part of the entitlement and development process, the Company is required to provide performance bonds to the County of Los Angeles and the City of Santa Clarita to assure completion of certain public facilities. At December 31, 1993, the Company had performance bonds outstanding totaling approximately $124 million.

         As a significant landowner, developer and holder of commercial properties, there exists the possibility that environmental contamination conditions may exist that would require the Company to take corrective action. The amount of such future latent cost cannot be determined. However, the Company believes such costs will not materially affect the Company's consolidated financial condition.

NOTE 11.   INDUSTRY SEGMENT INFORMATION

                                              December 31,
                               ------------------------------------------
In thousands                     1993             1992             1991
- ------------                   --------         --------         --------
Identifiable Assets
(at historical cost)
Real Estate
   Residential                 $ 31,474         $ 45,469         $ 48,491
   Industrial                    99,986           78,723           71,201
   Commercial                   164,736          162,567          117,382
Agriculture                      21,515           24,094           29,544
Administration                   42,187           12,229           13,957
                               --------         --------         --------
                               $359,898         $323,082         $280,575
                               ========         ========         ========

                                           Years ended December 31,
                                    ----------------------------------------
Capital Expenditures                 1993             1992             1991
- --------------------                ------          -------          -------
Real Estate
   Residential                      $   26          $    --          $    --
   Industrial                        2,277            4,147            5,921
   Commercial                        6,747           51,564           21,823
Agriculture                            263            4,108            1,463
Administration                         144              204              136
                                    ------          -------          -------
                                    $9,457          $60,023          $29,343
                                    ======          =======          =======

                                           Years ended December 31,
                                    ----------------------------------------
Depreciation and Amortization        1993             1992             1991
- -----------------------------       ------          -------          -------
Real Estate
   Residential                      $   10           $   61           $  117
   Industrial                           47               44               48
   Commercial                        6,202            5,001            5,502
Agriculture                            870            1,184            1,676
Administration                         200              181              358
                                    ------           ------           ------
                                    $7,329           $6,471           $7,701
                                    ======           ======           ======


NOTE 12.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of selected quarterly financial data for 1993 and 1992:

                                                                  Quarter
                                        ----------------------------------------------------------
In thousands, except per unit            First            Second           Third            Fourth
- ------------------------------           -----            ------           -----            ------
Revenues
  1993                                  $15,389          $21,025          $20,046          $48,992
  1992                                   27,840           16,641           28,402           55,299

Operating income
  1993                                    4,002            5,077            5,635           14,040
  1992                                   13,568            5,097            4,289            8,882

Net income
  1993                                      364            1,004            1,834            9,595
  1992                                    9,536            2,279            1,132            4,264
Net income per unit
  1993                                  $   .01          $   .03          $   .05          $   .26
  1992                                      .26              .06              .03              .12


NOTE 13.  SUBSEQUENT EVENT

         On January 17, 1994, a major earthquake struck the San Fernando Valley area in close proximity to Valencia where many of the Company's properties are located. While none of the Company's properties sustained major damage, a final determination of the cost to repair the damage cannot be made at this time. The Company carries earthquake insurance which will limit losses and management of the Company believes that uninsured losses will not have a material adverse effect on the financial statements of the Company taken as a whole.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Registrant was reorganized from a corporation to a California limited partnership on January 8, 1985. The general partners of the Partnership are Newhall Management Limited Partnership (the Managing General Partner) and Newhall General Partnership. Two executive officers and the Managing General Partner are the general partners of Newhall General Partnership. Newhall Management Corporation and Newhall General Partnership are the general partners of the Managing General Partner.

         The Managing General Partner, Newhall Management Limited Partnership, has exclusive management and control of the affairs of the Partnership and shares in Partnership income and losses on the basis of the number of Partnership units owned by it. The Managing General Partner of Newhall Management Limited Partnership, Newhall Management Corporation, will make all decisions and take all action deemed by it necessary or appropriate to conduct the business and affairs of Newhall Management Limited Partnership and, therefore, of the Partnership.

           The duties and responsibilities of directors are carried out by the Board of Directors of the Managing General Partner of the Managing General Partner, Newhall Management Corporation. Each voting shareholder of Newhall Management Corporation is also a director of Newhall Management Corporation and only voting shareholders may be directors of that corporation. Every voting shareholder and director has a number of votes in all matters equal to the number of votes of every other voting shareholder and director. Upon ceasing to be a director, a shareholder may be a nonvoting shareholder for a period of time prior to the repurchase of his or her shares by the Corporation. See further discussion of the shareholders' agreement and voting trust agreement below.

         The shareholder-directors of Newhall Management Corporation ("Corporation") are as follows:

         Thomas L. Lee, age 51, was appointed Chairman and Chief Executive Officer of the Corporation upon its formation in November, 1990 and of the former Managing General Partner in 1989. He served as President and Chief Executive Officer of the former Managing General Partner from 1987 to 1989, and as President and Chief Operating Officer from 1985 to 1987. Mr. Lee joined the predecessor corporation in 1970 and has served in various executive capacities. Mr. Lee was elected as a director in 1985. He is a director of First Interstate Bank of California and CalMat, Inc. and Chairman of the Los Angeles Area Chamber of Commerce.

         James F. Dickason, age 71, was elected as a director of the Corporation upon its formation in November, 1990 and of the former Managing General Partner upon its formation in 1985. He currently serves as Chairman of the Executive Committee. Mr. Dickason served as a director of the predecessor corporation from 1963 to 1985, as Chairman of the Board of Directors and Chief Executive Officer of the former Managing General Partner from 1985 to 1987 and held the same position with the predecessor corporation from 1979 to 1985. Mr. Dickason also served as President of the predecessor corporation from 1971 until 1985.

He was the managing partner of Newhall Resources' managing general partner and the managing partner of Newhall Investment Properties' managing general partner from 1983 until their liquidation in 1989 and 1988, respectively. He is also a director of Pacific Enterprises, Southern California Gas Company and the Automobile Club of Southern California. Mr. Dickason is a Trustee of the Southwest Museum and a director of the California Museum of Science and Industry.

         George C. Dillon, age 71, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1973. He was Chairman of the Board of Directors of Manville Corporation from 1986 until 1990 and Chairman of the Executive Committee from 1990 to 1991. Previously he was Chairman and Chief Executive Officer of Butler Manufacturing Company, where he had served in various executive capacities since 1951. Mr. Dillon is a director of Phelps-Dodge Corporation and Astec Industries, Inc.

         Peter McBean, age 83, is a rancher and has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1940. Mr. McBean is Trustee Emeritus of the San Francisco Fine Arts Museum, a Life Trustee of the Cate School of Santa Barbara and Grace Cathedral in San Francisco, and an Honorary Trustee of The California Academy of Sciences. He is also a director and President of the McBean Family Foundation and a Trustee of the Alletta Morris McBean Charitable Trust.

         Paul A. Miller, age 69, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1979. Mr. Miller is Chairman of the Executive Committee and a director of Pacific Enterprises, a holding company for Southern California Gas Company. He is a director of Wells Fargo Bank N.A. and Wells Fargo & Company and a Trustee of Mutual Life Insurance Company of New York and the University of Southern California. Mr. Miller is also a director of the Los Angeles World Affairs Council, and is a member of the Executive Committee of the California Business Round Table.

         Henry K. Newhall, age 55, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1982. Dr. Newhall is General Manager, Technology, Oronite Additives Division of Chevron Chemical Company. He has served in various managerial and consulting positions with Chevron since 1971.

         Jane Newhall, age 80, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1960. Miss Newhall, a private investor, is a director of the Henry Mayo Newhall Foundation and a member of the Foundation Board of Donaldina Cameron House. She is a Trustee of Mills College, the San Francisco Theological Seminary, the University Mound Ladies' Home and the Graduate Theological Union.

         Peter T. Pope, age 59, was elected a director of the Corporation in 1992. Mr. Pope has been Chairman, President and Chief Executive Officer since 1990 and Chairman and Chief Executive Officer since 1971 of Pope & Talbot, Inc. He is a director of Pope Resources, the American Paper Institute, Oregon Independent College Foundation and the World Forestry

Center and a trustee of the Medical Research Foundation of Oregon.

         Carl E. Reichardt, age 62, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1980. Mr. Reichardt is Chairman of the Board of Directors of Wells Fargo & Company and Wells Fargo Bank, N.A. He is also a director of Ford Motor Company, HCA-Hospital Corporation of America, Pacific Gas & Electric Company, The Irvine Company and ConAgra, Inc.

         Thomas C. Sutton, age 51, was elected a director of the Corporation in November, 1991. He has been Chairman of the Board and Chief Executive Officer since 1990, President and a director from 1987 to 1990 and Executive Vice President from 1984 to 1987 of Pacific Mutual Life Insurance Company. Mr. Sutton is a director of the Association of California Life Insurance Companies, Executive Service Corps of Southern California and the Health Insurance Association of America. He is a trustee of the South Coast Repertory and the Committee for Economic Development.

         Lawrence R. Tollenaere, age 71, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1972. Mr. Tollenaere is Chairman of the Board of Directors, and until 1993, was the Chief Executive Officer and President of Ameron, Inc., a multi-divisional company producing and marketing products and services for the utility, construction and industrial markets throughout the world. He is Chairman of Gifford-Hill-American, Inc., and Tamco. He is a director of Pacific Mutual Life Insurance Company, The Parsons Corporation and The National Association of Manufacturers. He is past president and a director of The California Club and an honorary board member of The Employers Group.
Mr. Tollenaere is a Trustee of the Huntington Library, a fellow of the Society for the Advancement of Management, Emeritus Fellow of Claremount University and Governor of Iowa State University.

         Edwin Newhall Woods, age 76, is a rancher and has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1950. Mr. Woods is a director of the California Association of Winegrape Growers.

         Ezra K. Zilkha, age 68, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1977. Since 1956, Mr. Zilkha has been President of Zilkha & Sons, Inc., a private investment company, and from 1993, President of 3555 Investment Holding Company, an investment holding company. From 1979 to 1988, he was president of Zilkha Corporation, a consulting company and from 1984 to 1990 and from 1991 to 1993 he was Chairman of Union Holdings, Inc., an industrial holding company. He is a director of CIGNA Corporation, Cambridge Associates, Chicago Milwaukee Corporation, Fortune Bancorp Inc., and Milwaukee Land Company, the general partner of Heartland Partners, L.P. Mr. Zilkha is Trustee Emeritus of Wesleyan University and a Trustee of the Brookings Institution, Lycee Francais de New York and the French Institute/Alliance Francaise. He is also Chairman of the Board of The International Center for the Disabled.

         Each of the shareholder-directors may be contacted at the principal executive offices of the Partnership and is a citizen of the United States.

         Jane Newhall and Edwin Newhall Woods are first cousins.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Newhall Management Corporation and its officers and directors, the general partners, and persons who own more than ten percent of the Company's partnership units, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Company assists officers, directors and ten-percent unitholders to file their
Section 16(a) reports and retains a copy of the forms filed. Written representations that all required reports have been filed are obtained at the end of each year. Based upon this information, the Company believes that, during the year ended December 31, 1993, all such filing requirements were complied with.

         The Board of Directors manages and controls the overall business and affairs of the Corporation, of the Managing General Partner, and of the Partnership. The members of the Board of Directors are elected by the shareholder-directors of the Corporation, unless there is a vacancy on the Board in which case the remaining board members may fill the vacancy, without the approval of the limited partners and with each shareholder-director of the Corporation having an equal number of votes. Because the shareholders and directors are the same persons, it is expected that the shareholders will re-elect themselves to serve as directors.

         It is the current policy of the Corporation that all directors of the Corporation, except for the initial directors of the former Managing General Partner and Mr. Lee, will retire at age 70. If a new director is elected, he or she is required to become a shareholder by purchasing the number of shares determined by the Board of Directors.

         The Limited Partnership Agreement ("the Partnership Agreement") of the Partnership requires the General Partners to own at least one percent (1%) of the total number of Partnership units outstanding at all times. In order to meet this 1% requirement, the shareholder- directors had originally contributed Partnership units as capital to the former Managing General Partner. The determination as to how many Partnership units each shareholder-director would contribute was based upon the shareholdings of the shareholder-director in the predecessor corporation and his or her ability to contribute such Partnership units in order that the General Partners would own at least 1% of the total number of Partnership units outstanding at all times.

         Mr. Scott Newhall, a shareholder-director, died on October 26, 1992. In 1993, Newhall Management Corporation purchased his 370 shares of common stock for cash and sold an equivalent number of publicly traded partnership units in the open market. Newhall Management Limited Partnership repurchased its 71,630 limited partnership units in exchange for an equal number of publicly traded partnership units. After giving effect to these transactions, the Managing General Partner owns 372,300 units of the Partnership or 1.0% of the total number of partnership units outstanding.

         Messrs. Henry Newhall, Woods, and Zilkha each effectively has contributed to the Managing General Partner a total of 72,000 Partnership units. Mr. McBean and Ms. Newhall each effectively has contributed to the Managing General Partner a total of 71,650 Partnership units. Messrs. Dickason, Dillon, Lee, Miller, Reichardt, and Tollenaere each effectively has contributed to the Managing General Partner a total of 2,000 Partnership units. Messrs. Pope and Sutton each effectively has contributed to the Managing General Partner a total of 500 Partnership units.

         It should be noted that a shareholder-director will receive the same distributions from the Partnership with regard to his or her Partnership units regardless of whether such Partnership units are represented by limited partner interests in Newhall Management Limited Partnership or by general partner interests in Newhall Management Limited Partnership (which in turn are represented by common stock in the Corporation). All Partnership distributions and allocations to the Managing General Partner with respect to the Partnership units held by such Partner will be passed on to each limited partner of the Managing General Partner or shareholder-director of the Corporation as distributions in proportion to the actual number of units or shares beneficially owned by such limited partner or shareholder-director, as the case may be.

         The shareholder-directors of the Corporation and the Corporation are parties to a shareholders' agreement and a voting trust agreement. These agreements provided for the transfer of all the shares of Newhall Management Corporation to a voting trust, held in the name of the Trustee. The Secretary of Newhall Management Corporation serves as Trustee. In all matters the Trustee will vote all the shares in accordance with the direction of a majority of the shareholder-directors, with each shareholder-director having one vote on each matter (irrespective of the actual number of shares beneficially owned by such person).

         The shareholders' agreement and the bylaws of the Corporation restrict the ability of a shareholder-director to transfer ownership of shares of the Corporation. Certain events such as failure to own at least one limited partner unit in Newhall Management Limited Partnership, failure to consent to a Subchapter S election under the Internal Revenue Code, failure to re-execute the trust agreement, ceasing to serve as a director, failure of a shareholder-director's spouse to sign any required consent, a material breach by a shareholder-director of the shareholders' agreement or voting trust agreement, a levy upon the shares of a shareholder, or a purported transfer of shares to someone other than a new or existing director upon approval of the Board of Directors, are considered to be repurchase events. Upon such a repurchase event, the shareholder must immediately resign as a director and the shareholder will lose voting rights under the voting trust agreement. Upon the occurrence of a repurchase event, a shareholder's shares will be repurchased by the Corporation or the Corporation may direct their purchase by a successor director. The Corporation has agreed to repurchase for cash equal to the market value of the Partnership units representing such shares (or provide for the purchase of) all shares of a shareholder-director subject to a repurchase event within one year of the repurchase event and to use its best efforts to effect such repurchase (purchase) as soon as possible after the repurchase event. There can be no assurance that the Corporation will be able to find a replacement for a departing shareholder-director who will purchase shares.

         The shareholders' agreement expires if Newhall Management Corporation ceases to serve as the Managing General Partner of the Managing General Partner of the Partnership, or Newhall Management Limited Partnership ceases to be the Managing General Partner of the Partnership, if all parties to the shareholders' agreement consent to its termination, or with respect to any individual shareholder, upon the repurchase of all the shareholder's shares.

         The term of the voting trust is limited by laws to 10 years, but a party to the voting trust will be deemed to have resigned as a director of the Corporation and will have to sell his shares, subject to repurchase by the Corporation, unless, at the times provided in the voting trust agreement, the party re-executes and renews the voting trust for the purpose of keeping it continually in effect. The voting trust agreement terminates if Newhall Management Corporation ceases to serve as a general partner of the Managing General Partner of the Partnership, or Newhall Management Limited Partnership ceases to be the Managing General Partner of the Partnership, or with respect to any individual shareholder if a shareholder no longer owns any shares.

         The shareholder-directors, as limited partners, are also parties to the limited partnership agreement of Newhall Management Limited Partnership.
At the present time, they are the only limited partners of Newhall Management Limited Partnership. The limited partnership agreement has restrictions on transfer similar to the shareholders' agreement and provides for repurchase of the limited partnership units of a limited partner upon the occurrence of repurchase events which are similar to those of the shareholders' agreement, including the cessation of being a director by a limited partner in the case of a limited partner who is a director.

         Upon the occurrence of a repurchase event, Newhall Management Limited Partnership would have one full year to transfer Partnership units representing the limited partner's interest to the limited partner. A limited partner could not compel the return of Partnership units for at least one year from the date a limited partner chooses to obtain return of Partnership units. Even then, Newhall Management Limited Partnership cannot, and cannot be compelled to, distribute Partnership units to the limited partner if Newhall Management Limited Partnership would thereafter own less than 1% of the Partnership's Partnership units.

         The limited partners, as limited partners, have no voting rights except as expressly set forth in the limited partnership agreement or granted pursuant to law. Such voting privileges include matters such as (i) electing general partners in specified instances, (ii) amending the limited partnership agreement, (iii) dissolving the limited partnership, (iv) electing a general partner to serve as the Managing General Partner, and (v) removing a general partner. Items (ii) and (iii) require the separate concurrence of the Managing General Partner.

         Persons other than directors of Newhall Management Corporation may serve as limited partners of Newhall Management Limited Partnership and

Newhall Management Corporation has the authority pursuant to the limited partnership agreement to cause additional units to be issued. The partnership agreement provides limited instances in which a general partner shall cease to be a general partner.

         Newhall Management Limited Partnership will dissolve (i) when a general partner ceases to be a general partner (other than by removal) unless there is at least one other general partner or all partners agree in writing to continue the business of the partnership and to admit one or more general partners, (ii) if Newhall Management Limited Partnership becomes insolvent,
(iii) upon the disposition of substantially all assets of Newhall Management Limited Partnership, (iv) 90 days after an affirmative vote of the limited partners to dissolve pursuant to the partnership agreement, or (v) upon the occurrence of any event which makes it unlawful for the business of Newhall Management Limited Partnership to be continued.

         Newhall General Partnership, a California general partnership, is a general partner for the purposes of continuing the business of the Partnership and serving as an interim Managing General Partner if Newhall Management Limited Partnership or its successor ceases to serve as Managing General Partner. So long as Newhall Management Limited Partnership or its successor remains as Managing General Partner, Newhall General Partnership will have no right to take part in the management and control of the affairs of the Partnership.

         The general partners of Newhall General Partnership are Newhall Management Limited Partnership, the chief executive officer of Newhall Management Corporation and another officer or director of Newhall Management Corporation selected from time to time by the board of directors of Newhall Management Corporation. Thomas L. Lee is the chief executive officer of Newhall Management Corporation and, therefore, is a general partner of Newhall General Partnership.

         Gary M. Cusumano, President and Chief Operating Officer of Newhall Management Corporation, has been selected by the board of directors of Newhall Management Corporation to be a general partner of Newhall General Partnership. For as long as Newhall Management Limited Partnership serves as a general partner of the Partnership, Newhall Management Limited Partnership shall serve as a general partner of Newhall General Partnership and the individual general partners of Newhall General Partnership shall be the chief executive officer of Newhall Management Corporation and another officer or director selected by the board of directors of Newhall Management Corporation.

         The managing partner of Newhall General Partnership is the chief executive officer of Newhall Management Corporation and shall have management and control of the ordinary course of day to day business of Newhall General Partnership. Matters outside the ordinary course of the day to day business of Newhall General Partnership shall be decided by a majority vote of the partners except that a unanimous vote will be required to, among other things, admit a new partner (other than the chief executive officer or other officer or director of Newhall Management Corporation).

         After giving effect to 2-for-1 unit splits on December 20, 1985 and January 29, 1990, each of the partners of Newhall General Partnership have contributed twenty Partnership units to Newhall General Partnership. No additional capital contributions are required. The income, losses and distributions allocated to Newhall General Partnership with respect to the units will be allocated among the partners of Newhall General Partnership in the ratio of the units contributed by each of them.

         The ability of a partner to withdraw from Newhall General Partnership or to transfer an interest in Newhall General Partnership is limited by the partnership agreement of Newhall General Partnership. Individual partners of Newhall General Partnership may not withdraw except upon appointment of a successor by the board of directors of Newhall Management Corporation. In addition, an individual general partner may not transfer his interest in Newhall General Partnership except with the written consent of Newhall Management Limited Partnership. Newhall Management Limited Partnership, as a general partner of Newhall General Partnership, may not withdraw unless: (i) it no longer serves as a general partner of the Partnership; (ii) Newhall General Partnership no longer serves as a general partner of the Partnership; or (iii) Newhall General Partnership dissolves and its business is not continued.

         If Newhall Management Limited Partnership no longer serves as a general partner of the Partnership, simultaneously, it will stop serving as a general partner of Newhall General Partnership. Any individual general partner of Newhall General Partnership who is serving as a general partner by virtue of holding an office or position with Newhall Management Corporation, will stop serving as a general partner of Newhall General Partnership if either (i) Newhall Management Limited Partnership is replaced as a general partner of the Partnership, or (ii) Newhall Management Limited Partnership is no longer a general partner of Newhall General Partnership and individual partners are designated pursuant to the partnership agreement.

         Newhall General Partnership will dissolve when the Partnership is dissolved, liquidated and wound up and any trust or other entity formed for the purpose of liquidating or winding up the Partnership is liquidated and wound up. Newhall General Partnership will dissolve earlier upon: (i) the distribution of substantially all of its property; (ii) the unanimous agreement of its partners; (iii) ceasing to serve as a general partner of the Partnership; or (iv) the occurrence of an event which would make it unlawful to conduct its business.

         The Partnership Agreement requires the Partnership to pay all of the costs and expenses incurred or accrued by the general partners in connection with the business and affairs of the Partnership as the Managing General Partner in its sole discretion authorizes or approves from time to time. These costs and expenses include overhead and operating expenses, officer, employee, director and general partner compensation and other employee benefits paid by the general partners. Such compensation and benefits may be determined and changed from time to time without the approval of the limited partners.

EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER


                                                                                                      Date of
                                                                                          Age         Office
                                                                                        -------       --------
Thomas L. Lee                                                                             51
  Chairman and Chief Executive Officer                                                                  07/89
  President and Chief Executive Officer                                                                 07/87

Gary M. Cusumano                                                                          50
  President and Chief Operating Officer                                                                 07/89
  Executive Vice President and Chief Operating Officer                                                  07/87

Robert D. Wilke                                                                           62
  Vice Chairman and Chief Financial Officer                                                             07/92
  Vice Chairman, Chief Financial Officer and Secretary                                                  07/89
  Executive Vice President, Chief Financial Officer and Secretary                                       06/85

Thomas E. Dierckman                                                                       45
  Senior Vice President - Real Estate Operations                                                        07/90
  Senior Vice President - Residential Real Estate                                                       07/88
  Vice President - Commercial/Industrial Real Estate                                                    01/85

James M. Harter                                                                           47
  Senior Vice President - Community Development                                                         08/92
  Project Director - Rancon Financial Group                                                             12/90
  Vice President and Project Manager / Director of                                                      07/86
    Forward Planning - The Baldwin Company

John R. Frye                                                                              49
  Vice President - Agriculture                                                                          09/85

Gloria A. Glenn                                                                           52
  Vice President - Planning                                                                             07/90
  Senior Vice President - Planning, Valencia Company                                                    09/87

Stuart R. Mork                                                                            41
  Vice President - Finance                                                                              01/94
  Vice President - Finance and Treasurer                                                                07/92
  Treasurer                                                                                             10/87

Thomas H. Almas                                                                           59
  Secretary                                                                                             07/92
  Assistant Secretary and Assistant Treasurer                                                           10/87

Donald L. Kimball                                                                         36
  Controller                                                                                            04/90
  Director of Internal Audit                                                                            06/86

Robert A. Mayhew                                                                          33
  Treasurer                                                                                             01/94
  Assistant Treasurer                                                                                   09/92
  Vice President - Real Estate Industries Group,                                                        01/89
                   Security Pacific National Bank

         The officers serve at the pleasure of the Board of Directors.

ITEM 11:  EXECUTIVE COMPENSATION

          The following tables set forth information as to each of the five highest paid Executive Officers and their compensation for services rendered to the Company and its subsidiaries :

                           SUMMARY COMPENSATION TABLE

                                         Annual Compensation                     Long Term Compensation
                                  -----------------------------------  --------------------------------------------
                                                                              Awards              Payouts
                                                                       -------------------------  -------
                                                               Other   Restricted    Number of                All
                                                               Annual    Stock       Securities              Other
     Name and                                        Bonus     Comp.     Awards      Underlying     LTIP     Comp.
Principal Position                Year    Salary      (1)       (2)       (3)       Options/SARs  Payouts     (4)
- ------------------                ----   --------   -------   -------    ------     ------------  -------   -------
Thomas L. Lee                     1993   $305,000        $0   $57,275       0          30,000        $0     $22,361
   Chairman and                   1992    305,000    50,000    57,995       0          20,000         0      25,503
   Chief Executive Officer        1991    305,000   120,000                 0          30,000         0

Gary M. Cusumano                  1993    252,000         0    31,570       0          24,000         0      17,913
   President and                  1992    252,000    40,000    30,375       0          15,000         0      20,754
   Chief Operating Officer        1991    252,000   100,000                 0          20,000         0

Robert D. Wilke                   1993    200,000    30,000         0       0          18,000         0      10,575
   Vice Chairman and              1992    200,000    35,000                 0          12,000         0      16,809
   Chief Financial Officer        1991    200,000    80,000                 0          16,000         0

Thomas E. Dierckman               1993    190,000    20,000       950       0          16,000         0       9,705
   Senior Vice President          1992    190,000    28,000       730       0          10,000         0       9,474
                                  1991    190,000    52,000                 0          12,000         0

John R. Frye                      1993    122,000    18,000         0       0          12,000         0       6,571
   Vice President                 1992    122,000    24,000                 0           7,000         0       7,321
                                  1991    115,860    36,000                 0           8,000         0


(1) Represents bonus accrued during the current calendar year based on earnings for such period and paid in the subsequent calendar year.

(2) Includes general partner fees paid to Mssrs. Lee and Cusumano as general partners of Newhall General Partnership of $28,000 each and director fees paid of $28,000 to Mr. Lee as a director of Newhall Management Corporation and $1,000 to Mr. Cusumano as a director of a wholly-owned subsidiary.

(3) The number and value of restricted unit holdings at December 31, 1993 were as follows: 6,400 units valued at $102,400 for Mr. Lee; 4,900 units valued at $78,400 for Mr. Cusumano; 2,400 units valued at $38,400 for Mr. Wilke; and 1,200 units valued at $19,200 for Mr. Dierckman.

    Restricted units are granted subject to a return right which permits the Company to reacquire all or a portion of the restricted units for no consideration if the grantee terminates employment with the Company. The return right lapses as to twenty-five percent of the granted restricted units after expiration of each two-year period from the date of grant. The lapsing of the return right is accelerated as to an additional twenty-five percent if two-year Company performance goals as set by the Compensation Committee are met.

(4) Totals include the following: (1) Company matching contributions to the Employee Savings Plan and Savings Restoration Plan, and (2) long-term disability insurance premium for Mssrs. Lee and Cusumano in 1993 and 1992, and Mr. Wilke in 1992.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                                                                                                         Value of
                                                                                                                       Options as of
                                              Individual  Grants                         Potential Realizable          Grant Date as
                           -------------------------------------------------------         Value at Assumed             Computed by
                           Number of       % of Total                                    Annual Rates of Stock         the Modified
                           Securities      Options/SARs    Exercise                     Appreciation for Option        Black-Scholes
                           Underlying      Granted To      Or Base                             Term(2)                    Options
                           Options/SARs    Employees in     Price       Expiration     -------------------------         Valuation
      Name                 Granted(1)      Fiscal Year     ($/Sh)         Date           5%                10%           Model(3)
      ----                 ------------    ------------    --------     ----------     --------       ----------       -------------
Thomas L. Lee               30,000            13%          $14.625       7-21-03       $275,940       $  699,270          $152,100


Gary M. Cusumano            24,000            11%          $14.625       7-21-03        220,752          559,416           121,680


Robert D. Wilke(4)          18,000             8%          $14.625       7-21-03(4)     165,564          419,562            91,260


Thomas E. Dierckman         16,000             7%          $14.625       7-21-03        147,168          372,944            81,120


John R. Frye                12,000             5%          $14.625       7-21-03        110,376          279,708            60,840
                           -------            ---                                      --------       ----------          --------

     Total                 100,000            44%                                      $919,800       $2,330,900          $507,000
                           =======            ===                                      ========       ==========          ========


(1) Non-qualified options without appreciation rights granted at 100% of fair market value on the date of grant. Options are exercisable twenty-five percent at the end of each of the first four years following date of grant and expire ten years after date of grant. In the event of any change of control of the Company, as defined, then each option will immediately become fully exercisable as of the date of the change of control.

(2)   5% compound growth results in final unit price of  $23.823
      10% compound growth results in final unit price of $37.934

(3) The Modified Black-Scholes Options Valuation Model modifies the Black-Scholes formula to include the impact of distributions and to allow option exercise prior to maturity. The 10-year distribution yield of 3.10% was used in the modified model.

(4)   To normal retirement at age 65 in 1996:
      5% compound growth results in potential realizable value of $31,118 10% compound growth results in potential realizable value of $65,354

             AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR-END OPTION/SAR VALUES




                                                            Number of
                            Shares                    Securities Underlying          Value of Unexercised
                           Acquired                 Unexercised Options/SARs       In-the-Money Options/SARs
                              On        Value          at Fiscal Year-End              at Fiscal Year-(1)
                           Exercise    Realized    ---------------------------    ----------------------------
          Name               (#)        ($000)     Exercisable   Unexercisable    Exercisable    Unexercisable
          ----            ---------    --------    -----------   -------------    -----------    -------------
   Thomas L. Lee                --          --        116,000       93,750        $168,875        $ 61,875


   Gary M. Cusumano             --          --         89,750       71,500         140,156          48,469


   Robert D. Wilke              --          --         83,000       57,500         139,125          37,125


   Thomas E. Dierckman          --          --         41,500       52,000          43,938          32,313


   John R. Frye                 --          --         38,750       28,750          32,034          23,719
                               ---         ---        -------      -------        --------        --------
         Total                   0          $0        369,000      303,500        $524,128        $203,501
                               ===         ===        =======      =======        ========        ========



(1) Based on the difference in the unit price of $16.00 at December 31, 1993 and the exercise price of the underlying options.

EMPLOYEE BENEFIT PLANS

The following are descriptions of the principal employee benefit plans of the Company.

RETIREMENT  PLANS

         Under the Retirement Plan, participants' benefits are calculated as 40.5% of the average annual compensation of the highest five calendar years of the preceding ten years up to Social Security covered compensation, plus 60% of the average annual compensation in excess of covered compensation, reduced pro rata for years of service less than 30. Under the Pension Restoration Plan, the Company will pay any difference between the ERISA maximum amount payable under the Retirement Plan and the amount otherwise payable, including amounts restricted by the compensation limit.

         Credited years of service as of December 31, 1993 (to the nearest whole year) and average annual compensation for the highest five years of the last ten years are as follows:

23 years and $450,000 for Mr. Lee, 24 years and $375,000 for Mr. Cusumano, 18 years and $275,000 for Mr. Wilke, 11 years and $240,000 for Mr. Dierckman, and 22 years and $150,000 for Mr. Frye.

         The following table reflects the estimated annual benefits paid as a single life annuity upon retirement at age 65 under the Retirement Plan and Pension Restoration Plan at various assumed compensation ranges and credited years of service:



                                                            Years of Service
                                  --------------------------------------------------------------------
         Compensation                10                  20                  30                  40
         ------------             --------            --------            --------            --------
          $125,000                $ 24,000            $ 47,000            $ 71,000            $ 71,000
           200,000                  39,000              77,000             116,000             116,000
           275,000                  54,000             107,000             161,000             161,000
           350,000                  69,000             137,000             206,000             206,000
           425,000                  84,000             167,000             251,000             251,000
           450,000                  89,000             177,000             266,000             266,000
           500,000                  99,000             197,000             296,000             296,000
           550,000                 109,000             217,000             326,000             326,000


         The Board of Directors has adopted a Supplemental Executive Retirement Plan pursuant to which the Company will pay benefits to specified employees so that such employees' maximum normal retirement benefit under the Retirement Plan and the Pension Restoration Plan will be earned during a period of 20 rather than 30 years of credited service. As of December 31, 1993, Robert D. Wilke and a former officer of the Company were the only participants in the Supplemental Executive Retirement Plan.

         The following table reflects the estimated annual benefits under the Supplemental Executive Retirement Plan upon retirement at age 65 at various assumed compensation ranges and credited years of service:

                                                     Years  of  Service
                               ------------------------------------------------------------
         Compensation            10                   20               30               40
         ------------          -------             -------            -----            ----
           $125,000            $12,000             $24,000            $  0             $  0
            200,000             19,000              38,000               0                0
            275,000             27,000              54,000               0                0
            350,000             34,000              68,000               0                0
            425,000             40,000              83,000               0                0

CHANGE IN CONTROL SEVERANCE PROGRAM

         The Partnership entered into severance agreements in March 1988 with three executive officers, Thomas L. Lee, Gary M. Cusumano and Robert D. Wilke, under which each such officer is entitled to certain benefits in the event of a "change of control." Under the provisions of the severance agreements, a "change of control" is deemed to have occurred where (i) any "person" (other than a trustee or similar person holding securities under an employee benefit plan of the Partnership, or an entity owned by the Unitholders in substantially the same proportions as their ownership of units) becomes the beneficial owner of 25% or more of the total voting power represented by the Partnership's then outstanding voting securities, (ii) Newhall Management Corporation is removed as Managing General Partner of the Managing General Partner, or (iii) the holders of the voting securities of the Partnership approve a merger or consolidation of the Partnership with any other entity, other than a merger or consolidation which would result in the voting securities of the Partnership outstanding immediately prior thereto continuing to represent (either by remaining standing or by being converted into voting securities of the surviving entity) at least 75% of the total voting power represented by the voting securities of the Partnership or such surviving entity outstanding immediately after such merger or consolidation, or (iv) a plan of complete liquidation of the Partnership is adopted or the holders of the voting securities of the Partnership approve an agreement for the sale or disposition by the Partnership (in one transaction or a series of transactions) of all or substantially all the Partnership's assets. Entitlement to benefits arises if, within two years following a change in control, the officer's employment is terminated or if he elects to terminate his employment following action by the Partnership which results in (i) a reduction in salary or other benefits, (ii) change in location of employment (iii) a change in position, duties, responsibilities or status inconsistent with the officer's prior position or a reduction in responsibilities, duties, or offices as in effect immediately before the change in control, or (iv) the failure of the Partnership to obtain express assumption by any successor of the Partnership's obligations under the severance agreement.

         Benefits payable under the agreements consist of (i) payment in a single lump sum equal to continuation of monthly payments of base salary for three years, (ii) payment in a single lump sum of three times the average bonus payments for the two fiscal years preceding the change in control, (iii) continuation of participation in insurance and certain other fringe benefits for three years, (iv) immediate vesting of deferred compensation or non-qualified retirement benefits and options and related appreciation rights,
(v) immediate lapse of any Partnership rights to the return or repurchase of Units granted pursuant to Units Rights, (vi) a retirement benefit equivalent to the additional benefits that would have accrued under Partnership retirement plans if employment had continued for two years, and (vii) reduction of required service for full retirement benefits from 30 years to 20 years through a non- qualified arrangement. Benefits payable under the agreements are instead of any severance pay benefits under the Partnership's general severance pay policy. The agreements are not contingent upon the officers actively seeking other employment, but provide for some offset of benefits if other employment (other than self-employment) is obtained. For each month of employment (other than self-employment) during the three years following termination of employment with the Partnership, the officer must return to the Partnership the lesser of 1/36 of the salary continuation payment or the compensation received from the new employer for that month. In addition, to the extent the new employer provides the officer with comparable medical, dental, disability or life insurance coverage, such benefits under the severance agreements will terminate.

RETIREMENT PLAN FOR DIRECTORS

         Directors who cease to be directors after at least five years of service on the Board of Directors, will be eligible for retirement benefits under a Retirement Plan for Directors. This Plan covers service only as an outside director. A director who retires as an employee of the Company but continues on the Board is eligible for benefits under this Plan if he or she serves on the Board for at least five years after retirement as an employee. Under the Plan, each eligible director is entitled to an annual retirement benefit equal to the director's annual base retainer plus the Board meeting fees for the number of regular meetings held in the year preceding retirement at the rates in effect at the date of retirement. Quarterly benefit payments will commence after a director ceases to be a director (but not before age 65) and continue for a period equal to the length of the director's service as an outside director or until death, whichever occurs first.

COMPENSATION OF THE DIRECTORS

         The Partnership Agreement provides that the compensation of the general partners and their partners, directors, officers and employees shall be determined by the Managing General Partner. Both the compensation committee and the nominating committee of the Board of Directors of Newhall Management Corporation, the Managing General Partner of Newhall Management Limited Partnership, have been granted authority by the Board of Directors to determine certain compensation issues. Members of the Board receive an annual fee of $22,000 for serving on the Board and non-employee directors receive a fee of $1,000 for each Board or committee meeting attended. Members of the Board of Directors will also receive reimbursement for travel and other expenses related to attendance at meetings of the Board of Directors and of the committees. In addition, the Partnership Agreement requires the Partnership to reimburse the Managing General Partner for any federal or California income taxes imposed upon the Managing General Partner or its Managing General Partner as a result of its activities as Managing General Partner.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company currently maintains a $30 million unsecured revolving credit facility, and a subsidiary of the Company has a $15 million revolving credit line with Wells Fargo Bank, N.A. (the "Bank"). There were no borrowings outstanding against these credit lines at December 31, 1993. In addition, certain of the Company's employee benefit plans have invested approximately $13 million in Index Funds managed by the Bank and the Bank has extended approximately $2 million in letters of credit to the Company. The Bank is the principal subsidiary of Wells Fargo & Company. Carl E. Reichardt, Chairman of the Board of the Bank and Wells Fargo & Company, is a director of the Managing General Partner of the Managing General Partner. In addition, a director of the Managing General Partner of the Managing General Partner, Paul
A. Miller, is also a director of the Bank and Wells Fargo & Company.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
OF NEWHALL MANAGEMENT CORPORATION

COMPENSATION COMMITTEE CHARTER

         The Compensation Committee is charged with exercising authority with respect to the compensation of all executive officers of the Company and to review management development issues. It has regularly scheduled meetings two times a year, and meets at other times as appropriate.

SENIOR MANAGEMENT COMPENSATION PHILOSOPHY

         The Company believes its success is greatly influenced by the caliber of its employees. The Company's compensation program for senior management is designed to attract, recruit and retain a highly skilled, professional and dedicated work force. In this regard, Newhall Land's senior management compensation program consists of:

. Base salary compensation tied to prevailing real estate industry compensation practices.

. Annual merit and incentive pay compensation (bonuses) primarily related to the Company's performance for the previous fiscal year.

. Long-term incentive compensation in the form of Unit options and restricted Units directly tied to increasing Unitholder value. As it is directly related to corporate performance, this component of compensation can be highly volatile.

         The Company's objective is for the base salary annual incentive compensation and long-term incentive compensation of senior management over time to approximate the median levels for an industry comparison group consisting primarily of real estate companies with which the Company competes for executive talent. From year-to-year, however, relative compensation levels may vary due largely to variances in individual company performance. In addition, for individual managers, there is also a subjective element relating to his or her success in meeting individual performance goals determined at the beginning of each year. These goals are for the business segment he or she manages including personal goals for increasing Unitholder values through profitability and, most importantly, the value of the Company's landholdings.

BASE SALARY COMPENSATION

         The base salary for each executive officer is determined on the basis of internal comparability considerations and base salary levels in effect for comparable positions at the Company's principal competitors for executive talent. External salary data provided to the Committee by an independent compensation consulting firm indicate that these salaries for 1993 were generally at or below the median level for such companies. Salaries are reviewed on an annual basis, and adjustments to each executive officer's base salary are based upon individual performance and salary adjustments paid by the Company's competitors.

ANNUAL MERIT AND INCENTIVE COMPENSATION (BONUSES)

         Annual cash bonuses under the Company's Incentive Plan are earned by each executive officer primarily on the basis of the Company's earnings in the previous fiscal year. The aggregate amount of such incentive bonuses may not exceed 5% of the Company's net income before deducting the incentive awards. Also considered are comparable industry performance, the accomplishment of individual and Company objectives and an individual's contribution to the Company's business. The bonuses (except for Mr. Lee's own bonus) are recommended by the Company's Chief Executive Officer, Mr. Lee, and approved by the Compensation Committee and the Board of Directors.

         The aggregate cash bonuses paid for 1993 were $307,000 (or 2.4% of 1993 net income before bonuses), versus $455,000 in 1992, or a 32.5% reduction from 1992 to 1993. This reduction reflects the Company's reduction in earnings from 1992 to 1993 and the fact that Messrs. Lee and Cusumano did not receive cash bonuses in 1994. Each of the five highest paid executive officers received cash bonuses in 1993. The payment of bonuses recognizes significant strategic accomplishments of the Company during the industry downturn, namely successes in obtaining large amounts of entitlements, growth in the portfolio of commercial properties, reduction in overhead costs and the geographic expansion into Arizona. In lieu of cash bonuses, and because of the decrease in the Company's earnings in 1993, Mr. Lee was awarded options for 9,200 Units and Mr. Cusumano was awarded options for 7,500 Units, each option exercisable at $14.75 per Unit, the Company's unit market price on grant date. These option grants, in lieu of cash bonuses, reflect the 1992 bonus cash amounts of Messrs. Lee and Cusumano, reduced to reflect the reduction in the Company's earnings from 1992 to 1993, and increased to reflect the fact that the bonuses were not paid in cash. The options were valued for bonus purposes based upon a Black-Scholes option value of $5.44 per Unit.

LONG-TERM INCENTIVE COMPENSATION

         To encourage growth in the Unitholder value, the equity component of compensation includes Unit options, restricted Units under the Option, Appreciation Rights and Restricted Units Plan adopted by Unitholders in 1988. They are generally granted at mid-year to key management personnel who are in positions to make a substantial contribution to the long-term success of the Company. These Unit awards mature and are expected to grow in value over time and for that reason represent compensation which is attributable to service over a period of up to ten years. This focuses attention on managing the Company from the perspective of an owner with an equity stake in the business.

         The size of the Unit option grant to each executive officer, based on the aggregate exercise price, generally is set to a multiple of salary which the Committee deems appropriate in order to create a meaningful opportunity for ownership based upon the individual's current position with the Company, but also takes into account comparable awards to individuals in similar positions in the industry as reflected in external surveys and as reported to the Committee by an independent compensation consultant, and the individual's potential for future responsibility and promotion over the option term.

CHIEF EXECUTIVE OFFICER COMPENSATION

         The last increase in the salary of Mr. Lee was in January 1990, to its 1993 annual level of $305,000. Mr. Lee's annual cash incentive bonus was reduced from $120,000 in 1991 to $50,000 in 1992, with no cash bonus in 1993, reflecting the Company's earnings decline. However, the Committee also felt it was necessary to recognize the significant strategic accomplishments of the Company during the industry downturn. This recognition was made in the form of the bonuses, albeit at reduced amounts, with the 1993 bonuses to Messrs. Lee and Cusumano being paid in the form of Unit options. See "Annual Merit and Incentive Compensation (Bonuses)" above.

         Mr. Lee's long-term incentive compensation was last reviewed in July, 1993. At that time, he was granted 30,000 Unit options, a 50% increase from the 1992 grant, with an exercise price of $14.625, equal to the market value of the Units at that time. The Committee, in determining the number of options to grant Mr. Lee in 1993, considered the following factors, in addition to the Company's earnings decline: Mr. Lee's salary has been frozen since 1990; Mr. Lee's annual incentive bonus awards have been at significantly lower levels each year beginning in 1991; and Mr. Lee's substantial achievements during the downturn in the real estate industry in terms of obtaining large amounts of entitlements, growth in the portfolio of commercial properties, reduction in overhead costs and the Company's geographic expansion into Arizona.

SECTION 162 LIMIT

         Recently enacted Section 162(m) of the Internal Revenue Code ("Section 162") limits federal income tax deductions for compensation paid to the Chief Executive Officer and the four other most highly compensated officers of a public company to $1 million per year, but contains an exception for performance-based compensation that satisfies certain conditions.

         The Company believes that Unit options granted to its executives will qualify for the performance based-compensation exception to the deduction limit. Because it is unlikely that other compensation to any Company executive would exceed the deduction limit in the near future and final regulations have not been issued under Section 162(m), the Committee has not yet considered whether it will seek to qualify compensation other than options for the performance-based exception or will prohibit the payment of compensation that would exceed the deduction limit.

COMPENSATION COMMITTEE MEMBERS

         The Compensation Committee of the Board of Directors of Newhall Management Corporation is comprised of the following five directors, none of whom is eligible to receive options, appreciation rights or Units under any compensation plan of the Company:

         George C. Dillon (Chairman)
         James F. Dickason
         Peter T. Pope
         Carl E. Reichardt
         Lawrence R. Tollenaere

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

DIRECTORS AND OFFICERS

         The following table sets forth the number of units beneficially owned by each director of Newhall Management Corporation, each of the Company's five highest paid executives and all directors and officers as a group as of December 31, 1993.

                                                        Amount and Nature                  Percent
        Name                                         of Beneficial Ownership               of Class
- ----------------------                            -----------------------------            --------
Gary M. Cusumano                                    215,975                 (2)               0.6%
James F. Dickason                                    48,020             (1) (3)               0.1
Thomas E. Dierckman                                  50,204                 (4)               0.1
George C. Dillon                                      5,600             (1) (5)                 *
John R. Frye                                         70,616                 (6)               0.2
Thomas L. Lee                                       208,691             (1) (7)               0.6
Peter McBean                                      1,961,324             (1) (8)               5.3
Paul A. Miller                                        2,400                 (1)                 *
Henry K. Newhall                                  1,042,868             (1) (9)               2.8
Jane Newhall                                      1,071,650                 (1)               2.9
Peter T. Pope                                           500                 (1)                 *
Carl E. Reichardt                                     7,000            (1) (10)                 *
Thomas C. Sutton                                        500                 (1)                 *
Lawrence R. Tollenaere                               24,000                 (1)                 *
Robert D. Wilke                                     125,150                (11)               0.3
Edwin Newhall Woods                                 781,004            (1) (12)               2.1
Ezra K. Zilkha                                    1,172,600            (1) (13)               3.2

All directors and officers as a group             6,030,790                                  16.4%

 *       Represents less than 0.1% of the securities outstanding.

(1) Includes 72,000 units each for Messrs. Henry K. Newhall, Woods and Zilkha, 71,650 units for Mr. McBean and Miss Jane Newhall, 2,000 units each for Messrs. Dickason, Dillon, Miller, Reichardt and Tollenaere and 500 units for Messrs. Sutton and Pope which are held by the Managing General Partner. Includes 2,000 units held by the Managing General Partner and 20 units contributed to Newhall General Partnership in the case of Mr. Lee. Of the total of 372,300 units held by the Managing General Partner beneficially for the directors, 20 units have been contributed to Newhall General Partnership, and of those 20 units, 10 units have been contributed back to the Managing General Partner by Newhall General Partnership. See Item 10 of this Annual Report on Form 10-K for information on a shareholders' agreement, voting trust agreement, and limited partnership agreement relating to these units.

(2) Includes 92,375 units which Mr. Cusumano has the right to acquire and 4,900 restricted units which may be returned to the Partnership under certain circumstances pursuant to the Company's Option, Appreciation Rights and Restricted Units Plan.

(3) The Partnership is advised that Mr. Dickason has sole voting and investment power as to 46,020 units held by a trust for which he is a trustee.

(4) Includes 43,750 units which Mr. Dierckman has the right to acquire and 1,200 restricted units which may be returned to the Partnership under certain circumstances pursuant to the Company's Option, Appreciation Rights and Restricted Units Plan.

(5)      Includes 3,600 units owned by Mr. Dillon's wife.

(6) Includes 39,500 units which Mr. Frye has the right to acquire pursuant to the Company's Option, Appreciation Rights and Restricted Units Plan.

(7) Includes 119,375 units which Mr. Lee has the right to acquire and 6,400 restricted units which may be returned to the Partnership under certain circumstances pursuant to the Company's Option, Appreciation Rights and Restricted Units Plan.

(8) The Partnership is advised that Mr. McBean has sole voting and investment power as to 1,106,662 of these units which are owned by him and has shared voting and investment power as to 783,012 units held of record by certain trusts under which he is a co-trustee with Henry K. Newhall and others.

(9) The Partnership is advised that Henry K. Newhall has sole voting and investment power as to 80,928 held by trusts for which he is the trustee and beneficiary. Voting and investment power is shared with Peter McBean and others as to 889,940 units held by certain trusts.

(10) Mr. Reichardt has sole voting and investment power as to 3,000 units held by trusts for which he is the trustee.

(11) Includes 85,250 units which Mr. Wilke has the right to acquire and 3,900 restricted units which may be returned to the Partnership under certain circumstances pursuant to the Company's Option, Appreciation Rights and Restricted Units Plan.

(12) The Partnership is advised that Mr. Woods has sole voting and investment power as to 342,496 of these units owned by him and sole voting and investment power as to 312,208 of these units held of record by a trust under which he is the trustee. Also included are 54,300 units owned by Mr. Woods' wife as to which he disclaims any beneficial ownership.

(13) Includes 230,600 units held by Zilkha & Sons, Inc. for which the Partnership is advised that Mr. Zilkha has sole voting and investment power and 30,000 units held by Mr. Zilkha's wife for which he disclaims beneficial ownership.

         Except as indicated otherwise in the above notes, the specified persons possess sole voting and investment power as to the indicated number of units to the best knowledge of the Company.

         Certain provisions of the Partnership's Limited Partnership Agreement require the affirmative vote of holders of at least 75% of the Partnership's voting power to approve (i) the removal of any general partner or the election of any general partner as the Partnership's managing general partner; or (ii) certain business combinations and other specified transactions ("Business Combinations") with, or proposed by or on behalf of, persons beneficially owning 10% or more of the Partnership's voting power, unless such Business Combination is either approved by a majority of the present directors of Newhall Management Corporation (or by directors who are nominated by them) or certain price and procedural requirements are satisfied.

CERTAIN  UNITHOLDERS

         The following table sets forth the names and addresses and unitholdings of the only persons known to the Partnership to be beneficial owners of more than five percent of the outstanding units of the Partnership as of December 31, 1993. Except as otherwise indicated, such unitholders have sole voting and investment power to the best knowledge of the Partnership.

                                                          Amount         Percent
  Name and Address                                  Beneficially Owned   Of Class
- --------------------                                ------------------   ---------
State Farm Mutual Automobile                              3,500,758        9.5%
  Insurance Company
    One State Farm Plaza
    Bloomington, Illinois 61710

State of Wisconsin                                        2,121,260        5.8%
  Investment Board
   P. O. Box 7842
   Madison, Wisconsin 53707

Peter McBean                                              1,961,324(1)     5.3%
   100 California Street
   San Francisco, California  94111

(1)      See footnotes (1) and (8) under Directors and Officers.

         To the best knowledge of the management of the Company, no other person owned beneficially more than five percent of the outstanding units of the Company on that date. With respect to the above information, the Company has relied upon Schedule 13G filings and information received from such persons.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company currently maintains a $30 million unsecured revolving credit facility, and a subsidiary of the Company has a $15 million revolving credit line with Wells Fargo Bank, N.A. (the "Bank"). There were no borrowings outstanding against these credit lines at December 31, 1993. In addition, certain of the Company's employee benefit plans have invested approximately $13 million in Index Funds managed by the Bank and the Bank has extended approximately $2 million in letters of credit to the Company. The Bank is the principal subsidiary of Wells Fargo & Company. Carl E. Reichardt, Chairman of the Board of the Bank and Wells Fargo & Company, is a director of the Managing General Partner of the Managing General Partner. In addition, a director of the Managing General Partner of the Managing General Partner, Paul A. Miller, is also a director of the Bank and Wells Fargo & Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed with this report:

    1.   Financial Statements - The Consolidated Financial Statements of the
         Company: Consolidated Statements of Income for the years ended December 31, 1993, December 31, 1992 and December 31, 1991, Consolidated Balance Sheets as of December 31, 1993 and December 31, 1992, Consolidated Statements of Cash Flows for the years ended December 31, 1993, December 31, 1992 and December 31, 1991, Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 1993, December 31, 1992 and December 31, 1991, and Notes to Consolidated Financial Statements.


    2. Schedules - Financial Schedules of the Company for the years ended December 31, 1993, December 31, 1992 and December 31, 1991: Property, Plant and Equipment (Schedule V), Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment (Schedule VI), Short-Term Borrowings (Schedule IX), and Supplemental Income Statement Information (Schedule X).


    3. Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

           3(a) The Newhall Land and Farming Company (a California Limited Partnership) Limited Partnership Agreement incorporated by reference to Exhibit 3(e) to Registrant's Registration Statement on Form S-14 filed August 24, 1984.

            (b) First Amendment to Limited Partnership Agreement of The Newhall Land and Farming Company (a California Limited Partnership).

           4 Depositary Receipt for Units of Interest, The Newhall Land and Farming Company (a California Limited Partnership) incorporated by reference to Exhibit 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

    *     10(a)  Option, Appreciation Rights and Restricted Units Plan (First
                 Amendment and Restatement) of The Newhall Land and Farming Company (a California Limited Partnership).

    *       (b)  Newhall Executive Incentive Plan incorporated by reference to
                 Exhibit 10(f) to Registrant's Registration Statement on Form S- 14 filed August 24, 1984.

    *       (c)  The Newhall Land and Farming Company Employee Savings Plan
                 incorporated by reference to the Company's Registration Statement on Form S-8 dated January 25,

                 1984.

    *       (d)  The Newhall Land and Farming Company Retirement Plan
                 Restatement, Amendments No. 1 through 5, incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

    *       (e)  Form of Severance Agreements.

            (f) Newhall Management Corporation Retirement Plan for Directors (Revised January 16, 1991) incorporated by reference to
                 Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

    *       (g)  The Newhall Land and Farming Company Supplemental Executive
                 Retirement Plan (Restated effective January 15, 1992) incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

    *       (h)  The Newhall Land and Farming Company Senior Management
                 Survivor Income Plan.

            (i) Form of Indemnification Agreement between the Partnership and its General Partners and the general partners, partners, shareholders, officers and directors of its General Partners, or of the Managing General Partner of the Managing General Partner, as amended, incorporated by reference to Exhibit 28(g) to the Company's report on Form 8-K filed December 11, 1990.

            (j) Tax Payment and Tax Benefit Reimbursement Agreement incorporated by reference to Exhibit 28(f) to the Company's report on Form 8-K filed December 11, 1990.

    *       (k)  The Newhall Land and Farming Company Deferred Cash Bonus Plan
                 incorporated by reference to Exhibit 10(l) of the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

    *       (l)  Form of award issued under The Newhall Land and Farming
                 Company Deferred Cash Bonus Plan incorporated by reference to
                 Exhibit 10(m) of the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

    *       (m)  The Newhall Land and Farming Company Employee Savings
                 Restoration Plan (As restated effective January 15, 1992) incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

    *       (n)  The Newhall Land and Farming Company Pension Restoration
                 Plan(As restated effective January 15, 1992) incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

            (o) Trust Agreement dated January 15, 1992 between the Partnership and Newhall Management Corporation incorporated by reference to Exhibit 10(p)to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

    *       (p)  Amendment No. 4 to The Newhall Land and Farming Company
                 Employee Savings Plan, incorporated by reference to Exhibit 10(q) of the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

    *       (q)  Amendments No. 1, No. 2, and No. 3 to The Newhall Land and
                 Farming Company Employee Savings Plan, incorporated by reference to Exhibit 19(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

          11     Computation of earnings per unit.



          21     Subsidiaries of the Registrant.


          99(a) Articles of Incorporation of Newhall Management Corporation, as amended, incorporated by reference to Exhibit 28(b) to the Company's report on Form 8-K filed December 11, 1990.

            (b) Bylaws of Newhall Management Corporation incorporated by reference to Exhibit 28(c) to the Company's report on Form 8-K filed December 11, 1990, and Amendment Number 1 dated July 17, 1991 incorporated by reference to Exhibit 28(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

            (c) Shareholders' Agreement between Newhall Management Corporation, its shareholders and the Newhall Management Corporation Voting Trust incorporated by reference to Exhibit 28(d) to the Company's report on Form 8-K filed December 11, 1990, and Amendment to Shareholders' Agreement dated as of November 20, 1991 incorporated by reference to Exhibit 28(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

            (d) Voting Trust Agreement between Newhall Management Corporation, the Trustee, and the individual shareholders of Newhall Management Corporation incorporated by reference to Exhibit 28(e) to the Company's report on Form 8-K filed December 11, 1990.

            (e) Partnership Agreement of Newhall General Partnership incorporated by reference to Exhibit 28(e) to Registrant's Registration Statement on Form S-14 filed August 24, 1984, and the Certificate of Amendment of Partnership Agreement of Newhall General Partnership, dated November 14, 1990 incorporated by reference to Exhibit 28(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

            (f) Limited Partnership Agreement of Newhall Management Limited Partnership, incorporated by reference to Exhibit 28(a) to the Company's report on Form 8-K filed December 11, 1990.


    *    The items marked above constitute Executive Compensation
         Plans and Arrangements.


(b) There was no current report on Form 8-K filed with respect to the quarter ended December 31, 1993.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE NEWHALL LAND AND FARMING COMPANY
                                        (a California Limited Partnership)
                                        ------------------------------------
                                        Registrant

                                        By       Newhall Management Limited
                                                 Partnership, Managing General
                                                 Partner

                                        By       Newhall Management
                                                 Corporation, Managing General
                                                 Partner


         Date:  March 16, 1994          By       / S /   THOMAS L. LEE
                                                 -----------------------------
                                                 Thomas L. Lee
                                                 Chairman and Chief Executive
                                                 Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Date:  March 16, 1994          By        / S /   THOMAS L. LEE
                                                  ----------------------------
                                                  Thomas L. Lee, Chairman
                                                  and Chief Executive Officer of
                                                  Newhall Management Corporation
                                                  (Principal Executive Officer)


         Date:  March 16, 1994          By        / S /   ROBERT D. WILKE
                                                  ----------------------------
                                                  Robert D. Wilke, Vice
                                                  Chairman and Chief Financial
                                                  Officer of Newhall Management
                                                  Corporation (Principal
                                                  Financial Officer)


         Date:  March 16, 1994          By        / S /   DONALD L. KIMBALL
                                                  ----------------------------
                                                  Donald L. Kimball, Controller
                                                  of Newhall Management
                                                  Corporation (Principal
                                                  Accounting Officer)

Directors of Newhall Management Corporation:

         Date:  March 16, 1994          By        / S / James F. Dickason
                                                  ----------------------------
                                                  James F. Dickason


         Date:  March 16, 1994          By        / S / George C. Dillon
                                                  ----------------------------
                                                  George C. Dillon


         Date:  March 16, 1994          By        / S / Thomas L. Lee
                                                  ----------------------------
                                                  Thomas L. Lee


         Date:  March 16, 1994          By
                                                  ----------------------------
                                                  Peter McBean


         Date:  March 16, 1994          By        / S / Paul A. Miller
                                                  ----------------------------
                                                  Paul A. Miller


         Date:  March 16, 1994          By        / S / Henry K. Newhall
                                                  ----------------------------
                                                  Henry K. Newhall


         Date:  March 16, 1994          By        / S / Jane Newhall
                                                  ----------------------------
                                                  Jane Newhall


         Date:  March 16, 1994          By        / S / Peter T. Pope
                                                  ----------------------------
                                                  Peter T. Pope


         Date:  March 16, 1994          By        / S / Carl E. Reichardt
                                                  ----------------------------
                                                  Carl E. Reichardt


         Date:  March 16, 1994          By        / S / Thomas C. Sutton
                                                  ----------------------------
                                                  Thomas C. Sutton


         Date:  March 16, 1994          By
                                                  ----------------------------
                                                  Lawrence R. Tollenaere

         Date:  March 16, 1994          By        / S / Edwin Newhall Woods
                                                  ----------------------------
                                                  Edwin Newhall Woods


         Date:   March 16, 1994         By        / S / Ezra K. Zilkha
                                                  ----------------------------
                                                  Ezra K. Zilkha

                                      S-1
                                                                   SCHEDULE V

                      THE NEWHALL LAND AND FARMING COMPANY
                         PROPERTY, PLANT AND EQUIPMENT
                              FOR THE YEARS ENDED
                       DECEMBER 31, 1993, 1992, AND 1991

                             (Dollars in thousands)

                                                              BALANCE AT                             TRANSFERS     BALANCE
    D E S C R I P T I O N                                     BEGINNING    ADDITIONS                    AND        AT END
    ---------------------                                     OF PERIOD     AT COST     RETIREMENTS    OTHER      OF PERIOD
                                                              ---------    ---------    -----------   --------    ---------
YEAR ENDED DECEMBER 31, 1993
     Land                                                     $ 82,621      $   506      ($5,668)                  $ 77,459
     Buildings                                                  93,841        3,398         (307)                    96,932
     Equipment                                                  14,960          630       (2,414)                    13,176
     Water supply systems, orchards and other                   65,087        4,565       (4,013)                    65,639
     Construction in progress                                   14,794          358                   $   596        15,748
                                                              --------      -------     -------       -------     ---------
                                               Total          $271,303      $ 9,457     ($12,402)        $596      $268,954
                                                              ========      =======     ========      =======     =========

YEAR ENDED DECEMBER 31, 1992
     Land                                                      $59,585                   ($2,350)     $25,386      $ 82,621
     Buildings                                                  58,636                      (744)      35,949        93,841
     Equipment                                                  14,956                    (3,004)       3,008        14,960
     Water supply systems, orchards and other                   64,481                    (3,614)       4,220        65,087
     Construction in progress                                   24,986      $60,023       (2,978)     (67,237)       14,794
                                                              --------      -------     -------       -------      --------
                                               Total          $222,644      $60,023     ($12,690)     $ 1,326      $271,303
                                                              ========      =======     ========      =======      ========
YEAR ENDED DECEMBER 31, 1991
     Land                                                     $ 54,373                   ($1,411)     $ 6,623      $ 59,585
     Buildings                                                  59,595                    (5,167)       4,208        58,636
     Equipment                                                  15,527                    (1,081)         510        14,956
     Water supply systems, orchards and other                   66,706                    (2,764)         539        64,481
     Construction in progress                                    7,712      $29,343           (1)     (12,068)       24,986
                                                              --------      -------     -------       -------      --------
                                               Total          $203,913      $29,343     ($10,424)       ($188)     $222,644
                                                              ========      =======     ========      =======      ========

                                       S-2
                                                                  SCHEDULE VI

                      THE NEWHALL LAND AND FARMING COMPANY
            ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT
                              FOR THE YEARS ENDED
                       DECEMBER 31, 1993, 1992, AND 1991

                             (Dollars in thousands)

                                                            BALANCE     ADDITIONS
                                                               AT       CHARGED TO                TRANSFERS      BALANCE
    D E S C R I P T I O N                                  BEGINNING    COSTS AND                    AND         AT  END
    ---------------------                                  OF PERIOD    EXPENSES     RETIREMENTS    OTHER       OF PERIOD
                                                           ---------    ----------   -----------   --------     ---------
YEAR ENDED DECEMBER 31, 1993
     Buildings                                              $13,550       $3,518        ($244)                    $16,824
     Equipment                                               10,603        1,078       (2,356)                      9,325
     Water supply systems, orchards and other                25,252        2,733       (2,075)                     25,910
                                                            -------       ------      -------          ---        -------
                                                Total       $49,405       $7,329      ($4,675)         $ 0        $52,059
                                                            =======       ======      =======          ===        =======
YEAR ENDED DECEMBER 31, 1992
     Buildings                                              $11,555       $2,317        ($318)         ($4)       $13,550
     Equipment                                               11,869        1,259       (2,525)                     10,603
     Water supply systems, orchards and other                25,044        2,895       (2,691)           4         25,252
                                                            -------       ------      -------          ---        -------
                                                Total       $48,468       $6,471      ($5,534)         $ 0        $49,405
                                                            =======       ======      =======          ===        =======
YEAR ENDED DECEMBER 31, 1991
     Buildings                                              $10,062       $2,193        ($700)                    $11,555
     Equipment                                               11,101        1,754         (996)         $10         11,869
     Water supply systems, orchards and other                23,762        3,754       (2,462)         (10)        25,044
                                                            -------       ------      -------          ---        -------
                                                Total       $44,925       $7,701      ($4,158)         $ 0        $48,468
                                                            =======       ======      =======          ===        =======

                                      S-3
                                                                  SCHEDULE IX

                      THE NEWHALL LAND AND FARMING COMPANY
                             SHORT-TERM BORROWINGS
                              FOR THE YEARS ENDED
                       DECEMBER 31, 1993, 1992, AND 1991

                             (Dollars in thousands)



      The following information relates to the aggregate of short-term borrowings during the years:

                                                                       MAXIMUM
                                                                        AMOUNT                       WEIGHTED
                                                                      OUTSTANDING     AVERAGE        AVERAGE
                                                        WEIGHTED       AT ANY          AMOUNT        INTEREST
                                          BALANCE       AVERAGE       MONTH-END      OUTSTANDING       RATE
                                          AT END        INTEREST        DURING         DURING         DURING
                                         OF PERIOD        RATE        THE PERIOD     THE PERIOD     THE PERIOD
                                         ---------      --------      ----------     ----------     ----------
 Year ended December 31, 1993             $    -          -  %          $ 9,900        $ 6,700        6.00%
                                          =======         ====          =======        =======        =====

 Year ended December 31, 1992             $    -          -  %          $23,000        $18,000        6.03%
                                          =======         ====          =======        =======        =====

 Year ended December 31, 1991             $    -          -  %          $ 9,000        $ 4,500        9.00%
                                          =======         ====          =======        =======        =====



The average amount outstanding and average interest rate were computed on a daily weighted average basis during the time there were short-term borrowings.

                                       S-4
                                                                   SCHEDULE X

                      THE NEWHALL LAND AND FARMING COMPANY
                   SUPPLEMENTAL INCOME STATEMENT INFORMATION
                              FOR THE YEARS ENDED
                       DECEMBER 31, 1993, 1992, AND 1991

                             (Dollars in thousands)


           I T E M                                                       CHARGED TO COSTS AND EXPENSES
           -------                                                       -----------------------------

                                                                    12/31/93       12/31/92       12/31/91
                                                                    --------       --------       --------
Maintenance and repairs                                              $6,488         $7,513         $5,213



Taxes, other than payroll and income taxes:
           Property                                                  $3,802         $2,345         $2,531




        As to lines omitted, the amounts are less than 1% of total revenues.

                      THE NEWHALL LAND AND FARMING COMPANY


                               INDEX TO EXHIBITS


Item 14 (a) 3

 Exhibit
 Number           Description
- --------         -------------
    3(b)         First Amendment to Limited Partnership Agreement of the
                    Newhall Land and Farming Company
                    (a California Limited Partnership)


   10(a)         Option, Appreciation Rights and Restricted Units Plan
                    (First Amendment and Restatement) of the Newhall Land
                    and Farming Company (a California Limited Partnership)

   10(e)         Form of Severance Agreements

   10(h)         The Newhall Land and Farming Company Senior Management
                 Survivor Income Plan

   11            Computation of earnings per unit

   21            Subsidiaries of the Registrant