Form 10-Q
period 1994-03-31
NEWHALL LAND & FARMING CO /CA/
filed 1994-05-11
CIK 751976

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10 - Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                       or
         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from        to

For Quarter Ended March 31, 1994                 Commission file number 1-7585


                      THE NEWHALL LAND AND FARMING COMPANY
                       (a California Limited Partnership)
             (Exact name of Registrant as specified in its charter)

         California                                  95-3931727
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

 23823 Valencia Boulevard, Valencia, CA                 91355
(Address of principal executive offices)              (Zip Code)

                                 (805) 255-4000
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
                                     ---        ---

Part I.   Financial Information                                             2.
- -------------------------------
Item 1  -  Financial Statements
- -------------------------------

Consolidated  Statements  of  Income

Unaudited                                              Three months ended
                                                            March 31,
                                                       -------------------
In thousands, except per unit                           1994       1993
- --------------------------------------------------------------------------
REVENUES
  Real estate
    Residential home and land sales                       $4,681     $4,116
    Industrial and other sales                               953      2,384
    Commercial operations                                  7,921      7,082
                                                         ------------------
                                                          13,555     13,582
                                                         ------------------
  Agriculture
    Operations                                             1,411        587
    Ranch sales                                               --      1,220
                                                         ------------------
                                                           1,411      1,807
                                                         ------------------
TOTAL REVENUES                                           $14,966    $15,389
                                                         ==================

CONTRIBUTION TO INCOME
  Real estate
    Residential home and land sales                         $968       $555
    Industrial and other sales                              (231)       144
    Community development                                 (1,005)    (1,370)
    Commercial operations                                  3,685      3,423
                                                         ------------------
                                                           3,417      2,752
                                                         ------------------
  Agriculture
    Operations                                               958        224
    Ranch sales                                               --        972
                                                         ------------------
                                                             958      1,196
                                                         ------------------
  Earthquake damage                                       (3,700)        --
                                                         ------------------

OPERATING INCOME                                             675      3,948

  General and administrative expense                      (1,834)    (1,741)
  Interest and other, net                                 (2,481)    (1,843)
                                                         ------------------
NET INCOME (LOSS)                                        ($3,640)      $364
                                                         ==================

NET INCOME (LOSS) PER UNIT                                 ($.10)      $.01
                                                         ==================
Number of units used in computing per unit amounts        36,757     36,785

Cash distributions per unit                                 $.10       $.10


See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

                                                          March 31,    December 31,
In thousands, except units                                   1994          1993
- -----------------------------------------------------------------------------------
                                                          Unaudited
ASSETS

  Cash and cash equivalents                                  $23,989       $39,636
  Accounts and notes receivable                               23,981        19,508

  Land under development                                      80,251        73,078
  Land held for future development                            34,103        34,563

  Property and equipment, net                                184,932       182,332
  Other assets and deferred charges                           11,029        10,781
                                                            ----------------------
                                                            $358,285      $359,898
                                                            ======================

LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                           $12,928       $12,419
  Accrued expenses                                            30,539        26,794
  Deferred revenues                                            2,795         1,835
  Mortgage and other debt                                    173,467       174,157
  Advances and contributions from
     developers for utility construction                      11,939        12,067
  Other liabilities                                           22,594        21,347
                                                            ----------------------
     Total liabilities                                       254,262       248,619


  Partners'  capital
    36,756,530 units outstanding at March 31, 1994
      and December 31, 1993                                  104,023       111,279
                                                            ----------------------
                                                            $358,285      $359,898
                                                            ======================


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited                                                          Three months ended
                                                                        March 31,
                                                                   -------------------
In thousands                                                        1994        1993
- --------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     ($3,640)       $364
    Adjustments to reconcile net income to net cash
        used by operating activities:
         Depreciation and amortization                               1,835       2,024
         Increase in land under development                         (7,173)     (6,073)
         (Increase) decrease in accounts and notes receivable       (4,473)        428
         Increase (decrease) in accounts payable, accrued expenses
              and deferred revenues                                  5,214      (3,496)
         Cost of property sold                                          71         508
         Other adjustments, net                                      1,452        (258)
                                                                   -------------------
    Net cash used by operating activities                           (6,714)     (6,503)
                                                                   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                              (4,506)     (1,984)
    Investment in joint venture                                          7         288
                                                                   -------------------
    Net cash used by investing activities                           (4,499)     (1,696)
                                                                   -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Distributions paid                                              (3,676)     (3,676)
    (Decrease) increase in mortgage and other debt                    (690)     12,154
    Other, net                                                         (68)       (183)
                                                                   -------------------
    Net cash (used) provided by financing activities                (4,434)      8,295
                                                                   -------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (15,647)         96
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      39,636      10,792
                                                                   -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $23,989     $10,888
                                                                   ===================


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   5.

Note 1.  Accounting Policies
- ----------------------------

The consolidated financial statements include the accounts of The Newhall Land and Farming Company and its subsidiaries, all of which are wholly-owned, (collectively, "the Company"). All significant intercompany transactions are eliminated.

The Company's unaudited interim financial statements have been prepared substantially in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments necessary for a fair statement of the results of operations for the three months ended March 31, 1994 and 1993 have been made. Certain reclassifications have been made to prior periods' amounts to conform to the current year presentation.

The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data.
Accordingly, your attention is directed to the footnote disclosures found on pages 20 through 26 of the December 31, 1993 Annual Report to Partners and particularly to Note 2 which includes a summary of significant accounting policies.

Interim financial information for the Company has substantial limitations as an indicator for the calendar year because:

. Land sales occur irregularly and are recognized at the close of escrow or on the percentage of completion basis if the Company has an obligation to complete certain future improvements and provided profit recognition criteria are met.

. Agricultural crops are on an annual cycle and income is recognized upon harvest. Most major crops are harvested during the fall and winter.

. Sales of non-developable farm land occur irregularly and are recognized upon close of escrow provided profit recognition criteria are met.

Note 2.  Details of Land Under Development
- ------------------------------------------

         (In $000)                                March 31,        December 31,
                                                    1994               1993
                                                 -----------       -----------
                                                 (Unaudited)
Residential                                        $33,017           $34,164

Industrial and commercial                           38,699            35,092

Homes completed or under construction                6,413             3,381

Other                                                2,122               441
                                                   -------           -------

Total land under development                       $80,251           $73,078
                                                   =======           =======



Note 3.  Details for Earnings per Unit Calculation
- --------------------------------------------------
     (Unaudited)

                                                          Three months ended
                                                       March 31,       March 31,
                                                         1994            1993
                                                      -----------     -----------

Average number of units outstanding
   during the period                                  36,756,530      36,756,530

Net units issuable in connection with
   dilutive options based upon use of the
   treasury stock method                                  -               28,488
                                                      ----------      ----------

Average number of primary units                       36,756,530      36,785,018
                                                      ==========      ==========




Part I.  Financial Information
- ------------------------------
Item 2 - Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
Results of Operations
- ---------------------

                              FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents totaling $24.0 million at March 31, 1994. The Company's strong cash position is primarily due to the proceeds of a $30 million seven-year unsecured loan obtained from a major insurance company in December, 1993. At March 31, 1994, there were no borrowings outstanding against available lines of credit totaling $69 million. Letters of credit outstanding against lines of credit totaled $4.6 million at the end of the 1994 first quarter.

The Company believes its operations and available credit are sufficient to provide the cash required to finance working capital needs and enable it to take advantage of new development opportunities. There are no material commitments for capital expenditures other than in the ordinary course of business.

The following discussion relates to principal items shown on the Consolidated Statement of Cash Flows:

Operating Activities
- --------------------

Inventory expenditures for land development and infrastructure to support pending and future land sales, plus agricultural crop costs, are the primary contributors to a $6.7 million use of cash from operations for the 1994 first quarter. A 79-acre sale of a bulk parcel just outside the McDowell Mountain Ranch planned community in Scottsdale, Arizona was completed during the quarter with a cash down payment and a $2.9 million note receivable.

A $3.7 million charge was recorded in the first quarter for earthquake damage not covered by insurance. Appoximately $700,000 had been expended as of March 31, 1994 for earthquake related repairs. For additional discussion of earthquake damage, refer to the "Earthquake Damage" section of Item 2 in this Quarterly Report.

Investing Activities
- --------------------

Capital expenditures during the period totaled $4.5 million and included construction costs for a 175,000-square-foot build-to-suit for ITT Corporation, various commercial tenant improvements and water utility construction.

Financing Activities
- --------------------

A quarterly distribution totaling $3.7 million, or 10 cents per unit, was paid on March 14, 1994. The declaration of distributions is reviewed by the Board of Directors on a quarterly basis. The declaration of any distribution, and the amount declared, is determined by the Board of Directors, taking into account the Company's earnings, cash requirements, financial condition and prospects. The next quarterly distribution will be considered at the May 18, 1994 meeting of the Board of Directors.

Upon receipt of the proceeds of a $30 million unsecured loan in December, 1993, the Company advanced $10.5 million to its wholly-owned water utility subsidiary and all outstanding advances against the subsidiary's revolving-to-term credit line were retired. The utility expects to replace this revolving credit line with a long-term financing during the second quarter of 1994, subject to approval by the California Public Utilities Commission.


OUTLOOK
- -------

As reported to unitholders at the annual information meeting on March 16, 1994, the California economy is in the early stages of recovery and it is believed that 1993 represented the low point in the economic cycle for the Company. Higher revenues and operating earnings from on-going operations are expected in 1994, with the major contribution to earnings coming in the fourth quarter when initial lot sales in the Scottsdale project and the sale of additional agricultural land are expected to be recorded.

                             Results of Operations
                             ---------------------

Comparison of First Quarter 1994 to First Quarter 1993
- ------------------------------------------------------
(Unaudited)
- -----------

         The amounts of increase or decrease from the prior year first quarter are as follows (in 000, except per unit):

                                                           Increase / (Decrease)
                                                           ---------------------
         Revenues                                              Three  Months
                                                           ---------------------
             Real Estate                                   Amount          %
                                                           ------       -------
                 Residential home and land sales             $565           14 %
                 Industrial and other sales                (1,431)         (60)
                 Commercial operations                        839           12
             Agriculture
                 Operations                                   824          140
                 Ranch sales                               (1,220)        (100)
                                                          -------       ------
                                                            ($423)          (3)%
                                                          =======       ======
         Contribution to income
             Real Estate
                 Residential home and land sales             $413           74 %
                 Industrial and other sales                  (375)        (260)
                 Community development                        365           27
                 Commercial operations                        262            8
             Agriculture
                 Operations                                   734          328
                 Ranch sales                                 (972)        (100)
         Earthquake damage                                 (3,700)        (100)
                                                          -------       ------

         Operating income                                  (3,273)         (83)
             General and administrative expense               (93)          (5)
             Interest and other, net                         (638)         (35)
                                                          -------       ------

         Net income                                       ($4,004)      (1,100)%
                                                          =======       ======

         Per unit:
             Net income per unit                            ($.11)      (1,100)%
                                                          =======       ======
             Number of units used in computing
             per unit amounts                                 (28)         --  %
                                                          =======       ======

The increases and decreases in revenues and contribution to income for the three months are attributable to the following:


RESIDENTIAL HOME AND LAND SALES

Valencia
- --------
Transition from the Company's own home construction operations to the sale of ready-to-build lots to merchant builders was completed in 1993. The current year first quarter results include three escrow closings from the Company's first residential joint venture for 65 homes in Valencia Northbridge contributing $1.1 million to revenues and $149,000 to income. The Company expects to establish additional joint-venture arrangements with other builders for projects that emphasize more affordable single and multi-family homes.

In the first quarter of 1993, 12 escrow closings from the Company's own home building operations added $2.7 million to revenues and $414,000 to income. There were no residential land sales completed in the 1993 first quarter. The prior year quarter also included recognition of previously deferred revenues of $1.3 million and income of $520,000 related to the sale of residential lots in prior years. Cash received from prior residential lot sale profit participation agreements contributed $100,000 to revenues and income in the prior year first quarter.

For the first quarter of 1994, builders in the Company's Valencia Northbridge development experienced increases in both home closings and homes under contract compared with the year earlier period. At the end of the quarter, 94 homes were in escrow by merchant builders, compared with 55 homes in escrow at December 31, 1993.

The sale of 83 lots by the Company to Beazer Homes in NorthPark, the Company's next major development consisting of 1,700 homes in the North River area, closed escrow in April, 1994 and will be reflected in second quarter revenues and income. Beazer Homes joins Pardee, a division of Weyerhaeuser; M.J. Brock, a division of Ryland Homes; Warmington Homes and Bramalea in building homes in Valencia. Other lot sales are in escrow with closings scheduled for later this year. The closings of these transactions is subject to financing conditions and other significant contingencies, and therefore may not take place as planned.

McDowell Mountain Ranch
- -----------------------
Construction has started on the infrastructure for this 4,000-home planned community in Scottsdale, Arizona after the placement of $17 million of improvement district bonds sponsored by the City of Scottsdale. During the first quarter of 1994, a 79-acre bulk parcel outside the planned community was sold which contributed $1.7 million to income. Merchant builders continue to express strong interest and several hundred ready-to-build lots are expected to close escrow later this year.

INDUSTRIAL AND OTHER SALES
- --------------------------
During the 1994 first quarter, a 1.25-acre parcel in Valencia Auto Center contributed $925,000 to revenues and $620,000 to income. The parcel was purchased by Parkway Motors, a major Cadillac, Oldsmobile and GMC truck dealer, for expansion of its truck operations. An expansion of Valencia Auto Center is planned as a result of its tremendous success.

The prior year first quarter included the sale of a 2-acre parcel which contributed $524,000 to revenues and $254,000 to income. In addition, in the prior year quarter, deferred revenues of $1.7 million and income of $476,000 were recognized from sales in prior years under percentage of completion accounting.

With lower vacancy rates in Valencia and demand for space increasing, the Company is negotiating with several major companies for future land sales and build-to-suit opportunities. At March 31, 1994, four commercial parcels totaling eight acres were in escrow with closings scheduled for later this year. The closing of these transactions is subject to financing conditions and other significant contingencies, and therefore may not take place as planned.


COMMUNITY DEVELOPMENT
- ---------------------
A 27% reduction in community development expenses from the comparable prior year period is primarily due to initial planning and entitlement expenses incurred in the prior year relating to the McDowell Mountain Ranch in Scottsdale, Arizona. The master plan and zoning for this new planned comunity were approved in March, 1993 by the Scottsdale City Council for development of over 4,000 homes and 70 acres of commercial property.


COMMERCIAL OPERATIONS
- ---------------------
Commercial operations include the Company's portfolio of income-producing properties and the Natural Resources division, consisting of Valencia Water Company, a wholly-owned public water utility, and the Company's energy operations.

The primary contributor to increases in revenues and income from commercial operations is a drought recovery surcharge approved by the California Public Utilities Commission for Valencia Water Company. The surcharge covers a 12-month period which began in May, 1993.

Results from the Company's portfolio of income-producing properties were approximately even with the prior year period. At Valencia Town Center, our regional shopping mall, Eddie Bauer, a national sportswear clothing chain, opened in the first quarter, and The Disney Store is expected to open later this year. At Castaic Village, the Company's newest neighborhood shopping center, over 90% of the space built to date is leased. The Company's two office buildings are nearly 100% leased and apartment complexes reported higher operating income for the first quarter compared to last year, with vacancy rates averaging only 5%.

A 175,000-square-foot build-to-suit for ITT Corporation will be completed this summer. ITT will join the U.S. Postal Service regional mail processing facility in the Company's Valencia Commerce Center. An additional long-term lease has been executed to construct a 7,000-square-foot retail store for Trader Joe's, a popular specialty food retailer.


AGRICULTURAL OPERATIONS
- -----------------------
Increases in revenues and income from agricultural operations from the prior year's first quarter results are primarily due to an early harvest of avocados with favorable prices and yields.


RANCH SALES
- -----------

In the 1993 first quarter, a total of 1,990 acres at the Merced and Meridian Ranches were sold contributing $1.2 million to revenues and $972,000 to income. No farm land was sold in the current year first quarter.

The Company plans to market for sale its remaining 14,840 acres of non-strategic farm land during 1994. At March 31, 1994, no agricultural parcels were in escrow.


EARTHQUAKE DAMAGE
- -----------------
As a result of the earthquake which struck the San Fernando Valley on January 17, 1994, a $3.7 million charge was taken in the first quarter for damages to the Company's properties not covered by insurance. This does not include damages incurred by Valencia Water Company, the Company's wholly-owned public water utility. While Valencia Water Company is liable for deductible amounts on three storage tanks which were lost and damages to underground water facilities which are not insurable, it is expected that those costs will be recovered through rate adjustments.

GENERAL AND ADMINISTRATIVE EXPENSE
- ----------------------------------
Reduced expense recoveries for tax accounting fees billed to outside partnerships and costs associated with an additional board of directors meeting due to the January 17, 1994 earthquake contributed to a 5% increase in general and administrative expenses from the comparable prior year period.

INTEREST AND OTHER, NET
- -----------------------
Increased interest expense in the current year period is attributable to a $30 million unsecured loan obtained from a major insurance company in December, 1993. Also, contributing to the increase in Interest and Other, net is a reduction in interest income from notes receivable which were collected in the prior year partially offset by income from additional cash available for investment.

Part II. Other Information
- --------------------------
Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

(b) The following report was filed on Form 8-K in the first quarter ended March 31, 1994:

                                                                  Financial
                                                                 Statements
     Date                          Item Reported                    Filed
 ------------          -------------------------------------     ----------
                                       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        THE NEWHALL LAND AND FARMING COMPANY
                          (a California Limited Partnership)
                        ------------------------------------
                                     Registrant

                        By   Newhall Management Limited Partnership,
                             Managing General Partner

                        By   Newhall Management Corporation,
                             Managing General Partner



Date:  May  06, 1994    By   / S /   THOMAS L. LEE
                             ----------------------------------------
                             Thomas L. Lee, Chairman
                             and Chief Executive Officer of
                             Newhall Management Corporation
                             (Principal Executive Officer)



Date:  May  06, 1994    By   / S /   ROBERT D. WILKE
                             ----------------------------------------
                             Robert D. Wilke, Vice Chairman and
                             Chief Financial Officer of
                             Newhall Management Corporation
                             (Principal Financial Officer)



Date:  May  06, 1994    By   / S /   DONALD L. KIMBALL
                             ----------------------------------------
                             Donald L. Kimball, Controller of
                             Newhall Management Corporation
                             (Principal Accounting Officer)