Form 10-Q
period 1994-06-30
NEWHALL LAND & FARMING CO /CA/
filed 1994-08-10
CIK 751976

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                  FORM  10 - Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

                                       or
         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from        to

     For Quarter Ended June 30, 1994         Commission file number 1-7585


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

                                 Yes  X    No
                                     ---      ---

Part I.   Financial Information                                             2.
Item 1  -  Financial Statements


Consolidated  Statements  of  Income

Unaudited                                    Three months ended        Six months ended
                                                    June 30,               June 30,
                                            --------------------      ------------------
In thousands, except per unit                1994         1993         1994       1993
                                            -------      -------      -------    -------
REVENUES
  Real estate
    Residential home and land sales         $16,854      $ 2,398      $21,535    $ 6,514
    Industrial and other sales                  109          734        1,062      3,118
    Commercial operations                     8,776        8,179       16,697     15,261
                                            -------      -------      -------    -------
                                             25,739       11,311       39,294     24,893
                                            -------      -------      -------    -------
  Agriculture
    Operations                                2,746        2,377        4,157      2,964
    Ranch sales                              11,800        7,337       11,800      8,557
                                            -------      -------      -------    -------
                                             14,546        9,714       15,957     11,521
                                            -------      -------      -------    -------
TOTAL REVENUES                              $40,285      $21,025      $55,251    $36,414
                                            =======      =======      =======    =======
CONTRIBUTION TO INCOME
  Real estate
    Residential home and land sales         $ 2,097      $  (316)     $ 3,065    $   239
    Industrial and other sales                   25         (804)        (206)      (660)
    Community development                    (1,966)      (1,304)      (2,971)    (2,674)
    Commercial operations                     4,100        4,104        7,785      7,527
                                            -------      -------      -------    -------
                                              4,256        1,680        7,673      4,432
                                            -------      -------      -------    -------
  Agriculture
    Operations                                  747          331        1,705        555
    Ranch sales                               9,227        3,012        9,227      3,984
                                            -------      -------      -------    -------
                                              9,974        3,343       10,932      4,539
                                            -------      -------      -------    -------

  Earthquake damage                           --            --         (3,700)      --
                                            -------      -------      -------    -------

OPERATING INCOME                             14,230        5,023       14,905      8,971

  General and administrative expense         (2,135)      (1,963)      (3,969)    (3,704)
  Interest and other, net                    (2,692)      (2,056)      (5,173)    (3,899)
                                            -------      -------      -------    -------
NET INCOME (LOSS)                           $ 9,403      $ 1,004      $ 5,763    $ 1,368
                                            =======      =======      =======    =======
NET INCOME (LOSS) PER UNIT                    $0.26        $0.03        $0.16      $0.04
                                            =======      =======      =======    =======
Number of units used in computing
    per unit amounts                         36,793       36,784       36,799     36,784

Cash distributions per unit                    $.10         $.10        $0.20      $0.20


See Notes to Consolidated Financial Statements

Part I.    Financial Information                                            3.
Item 1 - Financial Statements


CONSOLIDATED  BALANCE  SHEETS

                                                                  June 30,    December 31,
In thousands, except units                                          1994          1993
                                                                 ---------    ------------
                                                                 Unaudited
Assets

  Cash and cash equivalents                                      $ 29,090      $ 39,636
  Accounts and notes receivable                                    26,651        19,508

  Land under development                                           80,721        73,078
  Land held for future development                                 34,103        34,563

  Property and equipment, net                                     183,781       182,332
  Other assets and deferred charges                                 9,765        10,781
                                                                 --------      --------
                                                                 $364,111      $359,898
                                                                 ========      ========
LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                               $ 11,327      $ 12,419
  Accrued expenses                                                 28,875        26,794
  Deferred revenues                                                 5,456         1,835
  Mortgage and other debt                                         174,912       174,157
  Advances and contributions from
     developers for utility construction                           12,723        12,067
  Other liabilities                                                21,014        21,347
                                                                  -------       -------
     Total liabilities                                            254,307       248,619


  Partners' capital
    36,756,692 units outstanding at June 30, 1994
      and 36,756,530 units outstanding at December 31, 1993       109,804       111,279
                                                                 --------      --------
                                                                 $364,111      $359,898
                                                                 ========      ========





See Notes to Consolidated Financial Statements

Part I.    Financial Information                                            4.
Item 1 -  Financial Statements


CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

Unaudited                                                                Six months ended
                                                                             June 30,
                                                                        ------------------
In thousands                                                             1994        1993
                                                                        -------    -------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                                          $ 5,763    $ 1,368
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                    3,654      3,830
         Increase in land under development                              (7,643)    (8,624)
         Increase accounts and notes receivable                          (7,143)    (1,682)
         Increase (decrease) in accounts payable, accrued expenses
              and deferred revenues                                       4,610     (6,163)
         Cost of property sold                                            1,637      3,773
         Other adjustments, net                                           1,118        929
                                                                        -------    -------
    Net cash provided (used) by operating activities                      1,996     (6,569)
                                                                        -------    -------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:

    Purchase of property and equipment                                   (6,740)    (4,543)
    Investment in joint venture                                              25         79
                                                                        -------    -------
    Net cash used by investing activities                                (6,715)    (4,464)
                                                                        -------    -------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:

    Distributions paid                                                   (7,351)    (7,351)
    Increase in mortgage and other debt                                     755     11,878
    Other, net                                                              769       (438)
                                                                        -------    -------
    Net cash (used) provided by financing activities                     (5,827)     4,089
                                                                        -------    -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (10,546)    (6,944)

CASH  AND  CASH  EQUIVALENTS,  BEGINNING  OF  PERIOD                     39,636     10,792
                                                                        -------    -------
CASH  AND  CASH  EQUIVALENTS,  END  OF  PERIOD                          $29,090    $ 3,848
                                                                        =======    =======





See Notes to Consolidated Financial Statements

Part I.  Financial Information                                              5.
Item 1 - Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting  Policies

The consolidated financial statements include the accounts of The Newhall Land and Farming Company and its subsidiaries, all of which are wholly-owned, (collectively, "the Company"). All significant intercompany transactions have been eliminated.

The Company's unaudited interim financial statements have been prepared substantially in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments necessary for a fair statement of the results of operations for the three months ended June 30, 1994 and 1993 have been made. Certain reclassifications have been made to prior periods' amounts to conform to the current year presentation.

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

. Agricultural crops are on an annual cycle and income is recognized upon harvest. Most major crops are harvested during the fall and winter.

. Sales of non-developable farm land occur irregularly and are recognized upon close of escrow provided profit recognition criteria are met.

Part I.  Financial Information                                          6.
Item 1 - Financial Statements

Note 2.  Details of Land Under Development

         (In $000)
                                          June 30,         December 31,
                                            1994              1993
                                        ------------       -----------
                                        (Unaudited)
Residential                               $31,435            $34,164

Industrial and commercial                  39,242             35,092


Homes completed or under construction       6,515              3,381

Other                                       3,529                441
                                          -------            -------

  Total land under development            $80,721            $73,078
                                          =======            =======



Note 3.  Details for Earnings per Unit Calculation
       (Unaudited)

                                                Three  months  ended              Six  months  ended
                                              -------------------------        -------------------------
                                                June 30,      June 30,          June 30,       June 30,
                                                 1994           1993              1994           1993
                                              ----------     ----------        ----------     ----------
Average number of units
  outstanding during the period               36,756,532     36,756,530        36,756,531     36,756,530

Net units issuable in connection
   with dilutive options based
   upon use of the treasury
   stock method                                   36,421         27,060            42,349         27,774
                                              ----------      ---------        ----------     ----------

Average number of primary units               36,792,953     36,783,590        36,798,880     36,784,304
                                              ==========     ==========        ==========     ==========

Part I.  Financial Information                                              7.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                              Financial  Condition

Liquidity and Capital Resources

The Company had cash and cash equivalents totaling $29.1 million at June 30, 1994. The Company's strong cash position is primarily due to a $30 million seven-year unsecured loan obtained from a major insurance company in December, 1993. At June 30, 1994, there were no borrowings outstanding against available lines credit totaling $79 million. Letters of credit outstanding against lines of credit totaled $5.5 million at the end of the period.

The Company believes its operations and available credit are sufficient to provide the cash required to finance future operations and enable it to take advantage of new development opportunities. There are no material commitments for capital expenditures other than in the ordinary course of business. The Company is evaluating funding alternatives for its next major commercial project, Valencia Marketplace, a 760,000- square-foot, high-volume retail complex along Interstate 5.

The following discussion relates to principal items shown on the Consolidated Statement of Cash Flows:

Operating Activities

Inventory expenditures for land development and infrastructure to support pending and future land sales, plus agricultural crop costs, total $26.7 million in 1994 to date. These expenditures were partially offset by sales of 178 residential lots in Valencia and the sale of a 79-acre bulk parcel just outside the McDowell Mountain Ranch planned community in Scottsdale, Arizona. The Company received $11.6 million cash and accepted $7.8 million of notes receivable secured by the properties sold in connection with these sales.

At June 30, 1994, $5.5 million of deferred revenues from current and prior year land sales remain to be recognized in future periods as the Company completes required site development, landscape and amenity work.

The Meridian Ranch, consisting of 5,370 acres of farm land not suitable for real estate development, was sold in June, 1994 for $11.8 million cash. The sale contributed $9.2 million to income.

Part I.  Financial Information                                              8.

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations                                       (continued)


Investing Activities

Capital expenditures totaling $6.7 million included construction costs for a 199,000-square-foot build-to- suit for ITT Corporation, various commercial tenant improvements and water utility construction.


Financing Activities

Two quarterly cash distributions totaling $7.4 million, or $.20 per unit, have been paid year-to-date. A quarterly distribution of 10 cents per partnership unit was declared on July 20, 1994, payable September 12, 1994, to unitholders of record August 5, 1994. The declaration of distributions is reviewed by the Board of Directors on a quarterly basis. The declaration of any distribution, and the amount declared, is determined by the Board of Directors, taking into account the Company's earnings, cash requirements, financial condition and prospects.

Upon receipt of the proceeds of a $30 million unsecured loan in December, 1993, the Company advanced $10.5 million to its wholly- owned water utility subsidiary and all outstanding advances against the subsidiary's revolving-to-term credit line were retired. The utility finalized an $11 million long-term financing with a major insurance company in July 1994 and subsequently repaid $10.5 million to the Company.

In 1994, the Company commenced infrastructure development activities at its McDowell Mountain Ranch to be funded by $17.4 million of improvement district bonds sponsored by the City of Scottsdale. To date, $1.7 million has been expended to construct these improvements which is reflected as an increase to project debt. On May 31, 1994, the Company retired the remaining balance of $482,000 of a land acquisition note as scheduled for McDowell Mountain Ranch.

Part I.  Financial Information                                              9.

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations                                        (continued)


                          Results  of  Operations

Comparison of Second Quarter and Six Months 1994 to Second Quarter and Six Months 1993 (unaudited)

The amounts of increase or decrease from the prior year periods are as follows (in $000, except per unit):

                                              Increase/(Decrease)       Increase/(Decrease)
                                              -------------------       -------------------
                                                  Three Months              Six Months
                                              -------------------       -------------------
                                               Amount         %           Amount        %
                                               ------        ---          ------       ---
Revenues
    Real Estate
        Residential home and land sales        $14,456       603%        $15,021       231%
        Industrial and other sales                (625)      (85)         (2,056)      (66)
        Commercial operations                      597         7           1,436         9
    Agriculture
        Operations                                 369        16           1,193        40
        Ranch sales                              4,463        61           3,243        38
                                               -------       ---         -------     -----
                                               $19,260        92%        $18,837        52%
                                               =======       ===         =======     =====
Contribution to income
    Real Estate
        Residential home and land sales        $ 2,413       764%        $ 2,826     1,182%
        Industrial and other sales                 829       103             454        69
        Community development                     (662)      (51)           (297)      (11)
        Commercial operations                       (4)       --             258         3
    Agriculture
        Operations                                 416       126           1,150       207
        Ranch sales                              6,215       206           5,243       132
        Earthquake damage                           --        --          (3,700)     (100)
                                               -------       ---         -------     -----
Operating income                                 9,207       183           5,934        66

    General and administrative expense            (172)       (9)           (265)       (7)
    Interest and other, net                       (636)      (31)         (1,274)      (33)
                                               -------       ---         -------     -----
Net income                                     $ 8,399       837%        $ 4,395       321%
                                               =======       ===         =======     =====
Per unit:

Net income per unit                            $  0.23       767%        $  0.12       300%
                                               =======       ===         =======     =====
Number of units used in computing
  per unit amounts (in 000)                          9        --%             15        --%
                                               =======       ===         =======     =====

Part I.  Financial Information                                             10.

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations                                       (continued)


The increases and decreases in revenues and contribution to income for the three months and six months are attributable to the following:

RESIDENTIAL HOME AND LAND SALES

Valencia

The sale of 83 lots to Beazer Homes in NorthPark, the Company's newest residential neighborhood consisting of 1,700 homes in the North River area, and the sale of 95 lots to Del Webb Homes in Valencia Northbridge were completed in the 1994 second quarter. These sales contributed $12.8 million to revenues and $2.4 million to income under percentage of completion accounting. There were no residential land sales completed in the prior year three and six-month periods.

Del Webb and Beazer Homes join Pardee, a division of Weyerhaeuser; M.J. Brock, a division of Ryland Homes; Warmington Homes and Bramalea in building homes in Valencia. The pace of residential sales continues to increase as merchant builders closed escrow on 48 homes during the 1994 second quarter, up from 31 closings in the first quarter. In the prior year, merchant builders closed escrow on 29 homes homes during the second quarter and 13 homes in the first quarter. At June 30, 1994, a total of 61 homes were in escrow by merchant builders.

No deferred revenues or income have been recognized in the current year from residential lot sales in prior years. The prior year second quarter and six month periods included recognition of previously deferred revenues of $831,000 and $2.1 million and income of $97,000 and $617,000, respectively, from residential lots sold in prior years. Cash received from prior residential lot sale profit participation agreements contributed $100,000 to revenues and income in the prior year six-month period.

Transition from the Company's own home construction operations was completed in 1993. The current year second quarter results include 12 escrow closings from the Company's first residential joint venture with EPAC Communities, Inc. contributing $4.0 million to revenues and $566,000 to income. Six-month period results for 1994 include 15 escrow closings adding $5.1 million to revenues and $715,000 to income. In the prior year periods, the Company's own home building operations closed escrow on seven homes adding $1.6 million to revenues and $233,000 to income in the second quarter and 19 escrow closings contributing $4.2 million to revenues and $647,000 to income in the six months. At June 30, 1994, there were 14 homes in the joint-venture project in escrow.

Part I.  Financial Information                                             11.

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations                                       (continued)


The Company has entered several other joint-venture arrangements with builders:

  * EPAC Communities has expanded its Northbridge project from 65 single-family homes to 79 homes. Completion of the project is expected later this year.

  * EPAC Communities also is developing townhomes in Valencia Northbridge, priced from the high $120,000's. Models will open in September and closings are expected to start later this year.

  * An agreement is being finalized with Warmington Homes for 85 single-family homes on 6,000-square-foot lots in Valencia Northbridge, leaving only 60 lots remaining to be sold in the Northbridge neighborhood.

  * A new project is underway with RGC, an Orange County-based builder, for the construction of affordable, detached homes in Valencia NorthPark. These innovative, single-family homes will be clustered around a common courtyard. The 128 homes will vary in size with prices ranging from the mid to upper $100,000's. Closings are expected to start later this year.

  * A second joint-venture project with RGC is for 102 townhomes in Valencia Northbridge with prices starting in the low $100,000's. Models featuring three floorplans will open late this year.


McDowell Mountain Ranch

Construction continues on the infrastructure for this 4,000-home planned community in Scottsdale, Arizona funded by $17 million of improvement district bonds sponsored by the City of Scottsdale. Results for the six-month period include the sale of a 79-acre bulk parcel outside the planned community which was sold in the 1994 first quarter and contributed $3.6 million to revenues and $1.7 million to income. Builders continue to express strong interest in the project and the Company anticipates closing several hundred ready-to-build lots in the fourth quarter of this year, subject to market conditions and completion of the necessary infrastructure improvements.

Part I.  Financial Information                                             12.

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations                                       (continued)


INDUSTRIAL AND OTHER SALES

While no industrial or commercial land sales were recorded during the 1994 second quarter, a $393,000 non-refundable deposit from a proposed prior year sale was taken into income. Included in the 1994 six-month period is the sale of a a 1.25-acre parcel in Valencia Auto Center which contributed $925,000 to
revenues and $620,000 to income.   No deferred revenues or income were
recognized in the current year periods from land sales in prior years under percentage of completion accounting.

In the prior year, no land sales closed escrow in the second quarter and, in the six-month period, the sale of a 2-acre parcel contributed $524,000 to revenues and $254,000 to income. Additionally, the 1993 periods included deferred revenues and income from prior land sales totaling $704,000 and $341,000, respectively, in the second quarter and $2.4 million and $817,000, respectively, in the six months. Also included in the prior year three and six month periods are land maintenance expenses related to storm damage and erosion control procedures due to heavy winter rains.

Commercial property sales activity continues to increase over the prior year. Currently, several commercial parcels totaling 12.5 acres are in escrow for $10.8 million with closings scheduled for later this year. The ability to close these sales will depend on market conditions. An 8-acre parcel, in escrow at the end of the quarter, subsequently was cancelled. In addition, a 1.9-acre parcel closed escrow in July and will be reflected in third quarter results.


COMMUNITY DEVELOPMENT

Increases in Community Development expenses from the prior year periods are primarily attributable to planning expenses incurred in connection with a general plan application submitted to Los Angeles County in June, 1994 for a new 12,000-acre planned community. This new town, to be called Newhall Ranch, will be located west of Valencia along Highway 126 and extend to the Ventura County line. The filing of the plan is the first of many steps in the entitlement process.

To carry out this development project, a new operating division, Newhall Ranch Company, has been created. Plans outline a balanced community designed for 70,000 residents, with over 24,000 homes, a golf course and lake, and over 5,000 acres of natural open space. In addition, a 200- acre business park and several retail centers are planned to create significant job opportunities.
The Santa Clara River, which runs through the project, will be preserved in its natural state.

Part I.  Financial Information                                             13.

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations                                       (continued)


COMMERCIAL OPERATIONS

Commercial operations include the Company's portfolio of income-producing properties and the Natural Resources division, consisting of Valencia Water Company, a wholly-owned public water utility, and the Company's energy operations.

Revenues and income from the Company's income properties registered slight increases from the prior year second quarter and first half. Valencia Town Center, our regional shopping center, is almost 95% leased with The Disney Store under construction and expected to open in November.

Valencia Hilton Garden Inn is operating ahead of projections and prior year's results. At Castaic Village, our newest neighborhood center, where Ralphs supermarket, Burger King and PayLess Drugstores are the anchor tenants, construction was completed on ten retail shops. Five stores have been leased and commitments have been received for two additional stores.

High occupancy rates are being maintained in the Company's other retail shopping centers and office buildings. Our apartment complexes consistently have performed well in a difficult environment, with vacancy rates around 4%, or about 1% lower than last quarter.

Two build-to-suit projects will be completed this year. In September, ITT Corporation will consolidate two divisions and 400 employees into a 199,000-square-foot building in Valencia Commerce Center. Trader Joe's, a specialty food retailer, will move this fall into a 7,000-square- foot store under a long-term lease. We continue to negotiate with other companies for build-to-suit opportunities.

The next major addition to our income portfolio will be the 760,000-square-foot Valencia Marketplace, a high-volume retail complex along Interstate 5. On July 7, 1994, the Los Angeles County Board of Supervisors approved the project and construction could begin later this year after the mandatory appeal period.

A drought recovery surcharge approved by the California Public Utilities Commission for Valencia Water Company contributed to increases in revenues and income for the three and six-month periods . The surcharge covers a 12-month
period which began in May, 1993.   The increases were partially offset by the
Company's energy operations which were impacted by reductions in oil production and market price.

Part I.  Financial Information                                             14.

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations                                       (continued)


AGRICULTURAL OPERATIONS

Increases in revenues and income from agricultural operations from the prior year's three and six-month results are primarily due to an early harvest of avocados in the first quarter with favorable prices and yields, expense reductions from streamlined administrative functions and transition to leasing grazing land to livestock operators.

RANCH SALES

The sale of the 5,370-acre Meridian Ranch for $11.8 million contributed $9.2 million to income for the current year second quarter. Prior year results include sale of the Capay and Wheatland Ranches for $7.3 million contributing $3.0 million to income for the second quarter and sale of 1,990 acres on the Merced and Meridian Ranches for $1.2 million contributing $972,000 to income for the six-month period.

The Company plans to market for sale its remaining 9,440 acres of non-strategic farm land. At June 30, 1994, no agricultural parcels were in escrow.


EARTHQUAKE DAMAGE

As a result of the earthquake which struck the San Fernando Valley on January 17, 1994, a $3.7 million charge was taken in the first quarter for damages to
the Company's properties not covered by insurance.   This does not include
damages incurred by Valencia Water Company, the Company's wholly-owned public water utility. While Valencia Water Company is liable for deductible amounts on three storage tanks which were lost and damages to underground water facilities, which are not insurable, the California Public Utilities Commission has approved a $785,000 disaster recovery surcharge over 22 months commencing in October, 1994. Additional earthquake damage for Valencia Water Company is recoverable through future rate adjustments.


GENERAL AND ADMINISTRATIVE EXPENSE

Reduced expense recoveries for tax accounting fees billed to outside partnerships and costs associated with an additional board of directors meeting due to the January 17, 1994 earthquake contributed to increases of 9% and 7% from the prior year three and six-month periods, respectively.

Part I.  Financial Information                                             15.

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations                                       (continued)


Interest and Other, net

Increases in interest expense from the prior year periods are attributable to a $30 million unsecured loan obtained from a major insurance company in December, 1993. Also, contributing to the increase in Interest and Other, net is a reduction in interest income due to collection of notes receivable partially offset by income from additional cash available for investment.


Part II.  Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

  10 (a) The Newhall Land and Farming Company Employee Savings Plan incorporated by reference to the Company's Registration Statement on Form S-8 dated May 24, 1994

  10 (b) The Newhall Land and Farming Company Employee Unit Purchase Plan incorporated by reference to the Company's Registration Statement on Form S-8 dated May 24, 1994


(b) The following report was filed on Form 8-K in the second quarter ended June 30, 1994:


                                                                 Financial
                                                                 Statements
        Date                    Item  Reported                     Filed
        ----                    --------------                   ----------
                                    None

                                 SIGNATURES                               16.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 THE NEWHALL LAND AND FARMING COMPANY
                                  (a California Limited Partnership)
                                              Registrant

                                 By  Newhall Management Limited Partnership,
                                           Managing General Partner

                                 By  Newhall Management Corporation,
                                           Managing General Partner



Date:  August 05, 1994           By  / S /  THOMAS L. LEE
                                    -------------------------------------------
                                            Thomas L. Lee, Chairman
                                              and Chief Executive Officer of
                                               Newhall Management Corporation
                                                (Principal Executive Officer)



Date:  August 05, 1994           By  / S /  ROBERT D. WILKE
                                    -------------------------------------------
                                            Robert D. Wilke, Vice Chairman and
                                              Chief Financial Officer of
                                               Newhall Management Corporation
                                                (Principal Financial Officer)



Date:  August 05, 1994           By  / S /  DONALD L. KIMBALL
                                    --------------------------------------------
                                            Donald L. Kimball, Vice President-
                                              Controller of
                                                Newhall Management Corporation
                                                  (Principal Accounting Officer)