Form 10-Q
period 1994-09-30
NEWHALL LAND & FARMING CO /CA/
filed 1994-11-14
CIK 751976

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM  10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

                                       or
         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from        to

   For Quarter Ended September 30, 1994         Commission file number 1-7585


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

                                 Yes  X  No
                                     ---    ---

Part I.  Financial Information                                2.
Item 1 - Financial Statements
                          THE NEWHALL LAND AND FARMING COMPANY
                           (a California Limited Partnership)
CONSOLIDATED STATEMENTS OF INCOME

Unaudited                                  Three months ended        Nine months ended
                                             September 30,             September 30,
                                          ------------------         -----------------
In thousands, except per unit              1994        1993           1994       1993
                                          ------      ------         ------     ------
REVENUES
 Real estate
  Residential sales                        $ 3,742   $ 4,315        $25,277     $10,829
  Industrial and other sales                 5,368     2,989          6,430       6,107
  Commercial operations                      9,374     8,913         26,071      24,174
                                           -------   -------        -------     -------
                                            18,484    16,217         57,778      41,110
                                           -------   -------        -------     -------
 Agriculture
  Operations                                 4,916     3,829          9,073       6,793
  Ranch sales                                    -         -         11,800       8,557
                                           -------   -------        -------     -------
                                             4,916     3,829         20,873      15,350
                                           -------   -------        -------     -------
TOTAL REVENUES                             $23,400   $20,046        $78,651     $56,460
                                           =======   =======        =======     =======
CONTRIBUTION TO INCOME
 Real estate
  Residential sales                        $  (571)  $ 1,050        $ 2,494     $ 1,289
  Industrial and other sales                 2,650     1,712          2,444       1,052
  Community development                     (1,766)   (1,678)        (4,737)     (4,352)
  Commercial operations                      4,139     3,762         11,924      11,289
                                           -------   -------        -------     -------
                                             4,452     4,846         12,125       9,278
                                           -------   -------        -------     -------
 Agriculture
  Operations                                 1,349       735          3,054       1,290
  Ranch sales                                    -         -          9,227       3,984
                                           -------   -------        -------     -------
                                             1,349       735         12,281       5,274
                                           -------   -------        -------     -------
  Earthquake damage                              -         -         (3,700)          -
                                           -------   -------        -------     -------

OPERATING INCOME                             5,801     5,581         20,706      14,552
 General and administrative expense         (2,233)   (1,853)        (6,202)     (5,557)
 Interest and other, net                    (2,662)   (1,894)        (7,835)     (5,793)
                                           -------   -------        -------     -------
NET INCOME                                 $   906   $ 1,834        $ 6,669     $ 3,202
                                           =======   =======        =======     =======
NET INCOME PER UNIT                        $  0.02   $  0.05        $  0.18     $  0.09
                                           =======   =======        =======     =======
Number of units used in computing
  per unit amounts                          36,781    36,774         36,793      36,781
Cash distributions per unit                $   .10   $   .10        $  0.30     $  0.30


See Notes to Consolidated Financial Statements

                     THE NEWHALL LAND AND FARMING COMPANY
                      (a California Limited Partnership)

Part I.  Financial Information                                              3.
Item 1 - Financial Statements


CONSOLIDATED BALANCE SHEETS

                                                             September 30,  December 31,
In thousands, except units                                       1994           1993
                                                             -------------  ------------
                                                               Unaudited
ASSETS
 Cash and cash equivalents                                     $ 37,092       $ 39,636
 Accounts and notes receivable                                   20,326         19,508
 Land under development                                          94,594         73,078
 Land held for future development                                34,103         34,563
 Property and equipment, net                                    185,449        182,332
 Other assets and deferred charges                               11,008         10,781
                                                               --------       --------
                                                               $382,572       $359,898
                                                               ========       ========

LIABILITIES AND PARTNERS' CAPITAL
 Accounts payable                                              $ 15,162       $ 12,419
 Accrued expenses                                                28,822         26,794
 Deferred revenues                                                4,956          1,835
 Mortgage and other debt                                        192,493        174,157
 Advances and contributions from
   developers for utility construction                           13,050         12,067
 Other liabilities                                               21,004         21,347
                                                               --------       --------
   Total liabilities                                            275,487        248,619

 Partners' capital
  36,758,624 units outstanding at September 30, 1994
   and 36,756,530 units outstanding at December 31, 1993        107,085        111,279
                                                               --------       --------
                                                               $382,572       $359,898
                                                               ========       ========


See Notes to Consolidated Financial Statements

                              THE NEWHALL LAND AND FARMING COMPANY
                               (a California Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS                                         4.

Unaudited                                                                                Nine months ended
                                                                                            September 30,
                                                                                      -----------------------
In thousands                                                                            1994           1993
                                                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $  6,669       $  3,202
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                                       5,525          5,573
     Increase in land under development                                                (21,516)       (15,100)
     Increase in accounts and notes receivable                                            (818)        (3,059)
     Increase (decrease) in accounts payable, accrued expenses
        and deferred revenues                                                            7,892         (7,544)
     Cost of property sold                                                               1,466          3,829
     Other adjustments, net                                                                330         (1,673)
                                                                                      --------        -------
  Net cash used by operating activities                                                   (452)       (14,772)
                                                                                      --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                                                   (10,108)        (6,673)
  Investment in joint venture                                                              (97)            96
                                                                                      --------       --------
  Net cash used by investing activities                                                (10,205)        (6,577)
                                                                                      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions paid                                                                   (11,027)       (11,027)
  Increase in mortgage and other debt                                                   18,336         12,247
  Increase in bank loans                                                                     -          8,900
  Other, net                                                                               804          2,936
                                                                                      --------      ---------
  Net cash provided by financing activities                                              8,113         13,056
                                                                                      --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (2,544)        (8,293)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          39,636         10,792
                                                                                      --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 37,092       $  2,499
                                                                                      ========       ========





See Notes to Consolidated Financial Statements

                     THE NEWHALL LAND AND FARMING COMPANY
                      (a California Limited Partnership)

Part I.  Financial Information                                             5.
Item 1 - Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies

The consolidated financial statements include the accounts of The Newhall Land and Farming Company and its subsidiaries, all of which are wholly-owned or controlled, (collectively, "the Company"). All significant intercompany transactions have been eliminated.

The Company's income from Residential Sales comes from two sources, sales of entitled lots to merchant builders and sales of completed homes to homebuyers through joint ventures. The Company recognizes income from sales of entitled lots upon close of escrow to merchant builders or on the percentage of completion basis if the Company has an obligation to complete certain future development. The Company does not receive any income from subsequent sale of completed homes by merchant builders to homebuyers. In the case of joint ventures, the Company increases its inventories of homes completed or under construction with joint-venture partners as it funds its portion of the joint-venture obligation and records its portion of revenues and income as the joint venture closes escrow on sales to homebuyers.

The Company's unaudited interim financial statements have been prepared substantially in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments necessary for a fair statement of the results of operations for the three months ended September 30, 1994 and 1993 have been made. Certain reclassification have been made to prior periods' amounts to conform to the current year presentation.

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
Item 1 - Financial Statements

Note 2.  Details of Land Under Development
         (In $000)

                                        September 30,      December 31,
                                            1994               1993
                                         ------------      -----------
                                          (Unaudited)
Residential                                 $39,367            $34,164
Industrial and commercial                    43,526             35,092
Homes completed or under construction         8,888              3,381
  with joint-venture partners
Other                                         2,813                441
                                            -------            -------
  Total land under development              $94,594            $73,078
                                            =======            =======



Note 3.  Details for Earnings per Unit Calculation
         (Unaudited)


                                      Three  months  ended           Nine  months  ended
                                    -------------------------     --------------------------
                                    Sept.  30,     Sept.  30,     Sept.  30,      Sept.  30,
                                       1994           1993           1994            1993
                                    ----------     ----------     ----------      ----------
Average number of units
   outstanding during
   the period                       36,756,713     36,756,530     36,756,592      36,756,530

Net units issuable in connection
   with dilutive options based
   upon use of the treasury
   stock method                         23,994         17,162         36,195          24,212
                                    ----------     ----------     ----------      ----------

Average number of primary units     36,780,707     36,773,692     36,792,787      36,780,742
                                    ==========     ==========     ==========      ==========

Part I.  Financial Information                                              7.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                              Financial Condition

Liquidity and Capital Resources

The Company had cash and cash equivalents totaling $37.1 million at September 30, 1994. The Company's strong cash position is primarily due to a $30 million seven-year unsecured loan obtained in December, 1993 and an $11 million long-term financing obtained by the Company's wholly-owned public water utility in July, 1994. For further information on financing, see the Financing Activities discussion in this Liquidity and Capital Resources section.

At September 30, 1994, there were no borrowings outstanding against available lines of credit totaling $79 million. Letters of credit outstanding against lines of credit totaled $5.5 million at the end of the period.

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

The following discussion relates to principal items shown on the Consolidated Statement of Cash Flows:

Operating Activities

Inventory expenditures for land development and infrastructure to support pending and future land sales, residential construction costs for two joint-venture projects and agricultural crop costs totaled $49.5 million for the nine months ended September 30, 1994. Of these expenditures, approximately $10.3 million relates to McDowell Mountain Ranch, the majority of which has been funded by improvement district bonds. Please refer to the Financing Activities section for information on public financings for this project. Inventory expenditures were also partially offset during this period by sales of 178 residential lots and 25 joint-venture home closings in Valencia, sale of a 79-acre bulk parcel just outside the McDowell Mountain Ranch planned community in Scottsdale and sales of 6.7 commercial acres in the Valencia area.


At September 30, 1994, $5.0 million of deferred revenues from current and prior year land sales remain to be recognized in future periods as the Company completes required site development, landscape and amenity work. Recognition of deferred revenues has no impact on the Company's cash position. However, more than $8 million in land sale notes receivable are scheduled for collection in the fourth quarter of 1994.

Part I.  Financial Information                                          8.

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations                                          (continued)


The Meridian Ranch, consisting of 5,370 acres of farm land not suitable for real estate development, was sold in June, 1994 for $11.8 million cash and contributed $9.2 million to income.

Investing Activities

Capital expenditures during the nine-month period ended September 30, 1994 totaling $10.1 million includes construction costs for a 199,000-square-foot build-to-suit for ITT Corporation in Valencia Commerce Center and a 7,000-square-foot build-to-suit for Trader Joe's, a specialty food retailer, which opened in September. Also included are expenditures for various commercial tenant improvements and water utility construction costs.

Financing Activities

Three quarterly distributions totaling $11.0 million, or $.30 per unit have been paid year-to-date. The declaration of distributions is reviewed by the Board of Directors on a quarterly basis. The declaration of any distribution, and the amount declared, is determined by the Board of Directors, taking into account the Company's earnings, cash requirements, financial condition and prospects. The next quarterly distribution will be considered by the Board of Directors at its November meeting.

In July, 1994, the Company's wholly-owned water utility subsidiary finalized an $11 million long-term financing with a major insurance company. Subsequently, the utility repaid $10.5 million to the Company which had been advanced in December, 1993 to retire the utility's outstanding advances against a revolving-to-term credit line.

In 1994, the Company commenced infrastructure development activities at its McDowell Mountain Ranch to be partially funded by over $17 million of improvement district bonds. As of September 30, 1994, $8.1 million of the $17 million available has been expended to construct these improvements which is reflected as project debt. In addition, during the 1994 third quarter, the City of Scottsdale successfully placed $9.1 million in Community Facilities District Bonds to construct certain public improvements within McDowell Mountain Ranch. Although the Community Facilities District Bonds are not reflected as project debt, the Company is obligated to pay an ad valorem property tax for these improvements until parcels are sold.

Part I.  Financial Information                                             9.

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations   (continued)


                                Results  of  Operations

Comparison of Third Quarter and Nine Months 1994 to Third Quarter and Nine Months 1993 (unaudited)

The amounts of increase or decrease from the prior year periods are as follows (in $000, except per unit):

                                                   Increase/(Decrease)           Increase/(Decrease)
                                                 ------------------------      ------------------------
                                                       Three Months                    Nine Months
                                                 ------------------------      ------------------------
Revenues                                          Amount           %            Amount           %
                                                 -------         ----          -------         -----

    Real Estate
        Residential sales                         $ (573)        (13)%         $14,448          133%
        Industrial and other sales                 2,379          80               323            5
        Commercial operations                        461           5             1,897            8
    Agriculture
        Operations                                 1,087          28             2,280           34
        Ranch sales                                    0          --             3,243           38
                                                 -------        ----           -------         ----
                                                 $ 3,354          17%          $22,191           39%
                                                 =======        ====           =======         ====
Contribution to income
    Real Estate
        Residential sales                        $(1,621)       (154)%         $ 1,205           93%
        Industrial and other sales                   938          55             1,392          132
        Community development                        (88)         (5)             (385)          (9)
        Commercial operations                        377          10               635            6
    Agriculture
        Operations                                   614          84             1,764          137
        Ranch sales                                   --          --             5,243          132
        Earthquake damage                             --          --            (3,700)        (100)
                                                 -------        ----           -------         ----
Operating income                                     220           4             6,154           42

    General and administrative expense              (380)        (21)             (645)         (12)
    Interest and other, net                         (768)        (41)           (2,042)         (35)
                                                 -------        ----           -------         ----
Net income                                       $  (928)        (51)%         $ 3,467          108%
                                                 =======        ====           =======         ====

Per unit:

Net income per unit                              $ (0.03)        (60)%           $0.09          100%
                                                 =======        ====            ======         ====

Number of units used in computing
      per unit amounts (in 000)                        7          --%               12           --%
                                                 =======        ====            ======         ====

Part I.  Financial Information                                            10.

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations                                             (continued)


The decrease in results for the current quarter, compared to last year, reflect the additional interest cost associated with the Company's $30 million private placement which was completed last December. In addition, the Company concluded its homebuilding operations in Valencia Northbridge in September, 1993.

RESIDENTIAL SALES

                                    VALENCIA

A loss was recorded for the 1994 third quarter due to no residential land sales being completed. However, the Company continues to benefit from its strategy of selling residential lots to merchant builders and through joint ventures. Results for the 1994 third quarter include deferred revenues of $295,000 and income of $87,000 under percentage of completion accounting from a residential land sale completed in the current year second quarter, and revenues of $3.4 million and income of $475,000 from 10 escrow closings in the Company's first joint venture with EPAC Communities, Inc. Of the 79 homes in this joint-venture project, there were 14 homes in escrow and 19 remaining to be sold at September 30, 1994.

The 1994 nine-month period includes sales by the Company of 83 lots in Valencia NorthPark to Beazer Homes and 95 lots in Valencia Northbridge to Del Webb Homes which contributed an aggregate of $12.8 million to revenues and $2.4 million to income. Deferred revenues of $2.7 million remain to be recognized from these sales in future periods under percentage of completion accounting. The current year nine-month period also includes 25 escrow closings from the joint venture with EPAC Communities, Inc. contributing $8.5 million to revenues and $1.2 million to income.

There were no residential land sales completed in the prior year three and nine-month periods. Under percentage of completion accounting, revenues of $1.7 million and $3.8 million, and income of $211,000 and $828,000 were recognized in the prior year three and nine-month periods, respectively, from prior residential land sales. Also included in the 1993 nine-month period, is cash received from prior residential land sale profit participation agreements which contributed $100,000 to revenues and income.

Transition from the Company's own home construction operation was completed in the third quarter of 1993 when revenues of $2.6 million and income of $558,000 were recorded from 10 residential escrow closings. Results for the prior year nine-month period included 29 home closings which contributed $6.9 million to revenues and $1.2 million to income.

Part I.  Financial Information                                             11.

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations                                               (continued)


Merchant Builder Program

Six builders are now active in Valencia with eight different residential products that have prices appealing to a broad spectrum of buyers. Home sales continue to increase in Valencia as merchant builders closed escrow on 50 homes during the 1994 third quarter, compared with 48 homes in the second quarter and 31 homes in the first quarter. In the prior year, merchant builders closed escrow on 39 homes in the third quarter, 29 homes in the second quarter and 13 homes in the first quarter. At September 30, 1994, there were 71 homes in escrow by merchant builders. Although the Company does not directly participate in the profits generated from escrow closings by merchant builders, the absorption of these previously sold lots is key to the Company's success in selling additional lots to merchant builders in future periods.

Beazer Homes opened models in August on lots purchased from the Company in the second quarter and already is selling its second phase of homes. As a result of this success, Beazer Homes has entered escrow with the Company to purchase an additional 66 entitled lots in Valencia NorthPark, with some of the lots scheduled to close during the fourth quarter of 1994.

Joint-Venture Program

In addition to the Company's first joint venture with EPAC described above, two additional joint ventures are scheduled to start generating revenue and income for the Company in the fourth quarter as escrows close to home buyers. Four models, priced from $130,000 to $160,000 opened in September at Montana Townhomes, a 138-unit project and the Company's second joint-venture with EPAC Communities, Inc. in Valencia Northbridge. Models opened in October for a 128-home project of the most affordable detached homes offered in Valencia in many years. The project is being developed in Valencia NorthPark by RGC, an award-winning Orange County-based builder, under a limited partnership agreement with the Company. These single-family homes, called the CourtHome Collection, are clustered around a common courtyard and range in price from $139,000 to $169,000. There were no homes in escrow from these new joint ventures at September 30, 1994.

A second joint-venture project with RGC is for 102 townhomes in Valencia Northbridge starting in the low $100,000's. Models featuring three floorplans will open and escrow closings are expected to start contributing to revenue and income in 1995.

Part I.  Financial Information                                             12.

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations                                         (continued)


                           MCDOWELL MOUNTAIN RANCH

Land development and infrastructure construction are well underway for this 4,000-home planned community in Scottsdale, Arizona. During the fourth quarter, construction will begin on the community recreation center, paseo system and information center. Initial models by merchant builders and the project's grand opening are scheduled for the spring of 1995.

Results for the nine-month period include the sale of a 79-acre bulk parcel outside the planned community which contributed $3.6 million to revenues and $1.7 million to income. On November 5, 1994, escrow closed on 134 lots to Coventry Homes, a division of Del Webb Corporation of Phoenix, for $5.5 million. Currently, 358 lots are in escrow for sale to merchant builders for approximately $10 million with closings anticipated in the fourth quarter of 1994, subject to market conditions and completion of necessary infrastructure improvements.

INDUSTRIAL AND OTHER SALES

Three commercial parcels totaling 5.6 acres closed escrow in the 1994 third quarter for approximately $5.4 million in revenues contributing $3.3 million to income. Also included in the 1994 nine-month period is the sale of a 1.25-acre parcel in Valencia Auto Center which contributed $925,000 to revenues and $624,000 to income, and a $393,000 non-refundable deposit which was taken into income from a proposed prior year sale.

The prior year three and nine-month period results included the sale of a 1.9-acre parcel in Valencia Auto Center contributing $1.5 million to revenues and $1.1 million to income. Also included in the prior year are revenues and income recognized from prior land sales under percentage of completion accounting totaling $1.5 million and $1.2 million respectively in the third quarter and $3.9 million and $2.1 million respectively in the nine-month period.

At September 30, 1994, three parcels totaling 6.2 acres were in escrow for $5.6 million with closings scheduled for later this year. The ability to close these sales will depend on market conditions. Negotiations are continuing with other companies for both land sales and build-to-suit opportunities.

Part I.  Financial Information                                             13.

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations                                       (continued)


COMMUNITY DEVELOPMENT

Increases in Community Development expenses from the prior year periods are primarily attributable to planning and entitlement expenses in connection with the Company's new 12,000-acre planned community to be called Newhall Ranch. A general plan application was submitted to Los Angeles County in June, 1994 and technical environmental studies are being prepared for the Environmental Impact Report. Management is presenting to various civic and community groups the plans for this 24,000-home new community which will be located just west of Valencia along Highway 126 and extend from Interstate 5 to the Ventura County line.


COMMERCIAL OPERATIONS

Commercial operations include the Company's portfolio of income-producing properties and the Natural Resources division, consisting of Valencia Water Company, a wholly-owned public water utility, and the Company's energy operations.

Revenues and income from the Company's income-producing portfolio continued to show increases for the third quarter and nine-month periods. All properties in the portfolio are contributing to this regular source of income and cash flow.

At Valencia Town Center, the Company's regional shopping mall, The Disney Store and two other retail shops opened during the third quarter. River Oaks neighborhood shopping center is 100% leased and Bouquet Center is 99% leased while constructed space at Castaic Village, the newest neighborhood shopping center, is 93% leased. In addition, the Company's three apartment complexes are at full occupancy.

Valencia Hilton Garden Inn continues to operate ahead of projections, increasing its contribution to the portfolio's income. Through September, occupancy was over 93% compared with 81% last year.

Trader Joe's, a popular specialty food retailer, opened in September 1994. The 7,000-square-foot facility in Valencia is a build-to-suit under a long-term lease agreement with the Company. In early October, ITT Corporation began the consolidation of two divisions into the Company's first build-to-suit in Valencia Commerce Center. Over 400 employees will be relocated into the 199,000-square-foot facility. A third-party offer for purchase of the building is under consideration by the Company.

Part I.  Financial Information                                           14.

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations                                       (continued)


Valencia Marketplace, a high-volume retail complex was approved by the Los Angeles County Board of Supervisors in July, 1994. Subsequently, local environmental groups filed a lawsuit challenging the County's approval. As a result, construction is likely to be delayed on this 760,000-square-foot project.

Expiration of a 12-month drought recovery surcharge approved by the California Public Utilities Commission for Valencia Water Company beginning in May, 1993, contributed to decreases in revenues and income from the comparable prior year third quarter. For the nine-month period, revenues and income from Valencia Water Company are approximately the same as the prior year period while results from the energy operations were impacted by reductions in oil production and market price.


AGRICULTURAL OPERATIONS

Increases in revenues and income from agricultural operations from the prior year third quarter are due to the early harvest of lemons and an excellent crop of tomatoes. Also contributing to increases from the comparative prior year nine-month period are expense reductions from streamlined administrative functions and transition to leasing grazing land to livestock operators.


RANCH SALES

There were no sales of farm land in the current or prior year third quarters. The sale of the 5,370-acre Meridian Ranch in the current year second quarter for $11.8 million contributed $9.2 million to income. Prior year nine-month results include sale of the Capay and Wheatland Ranches for $7.3 million contributing $3.0 million to income and sale of 1,990 acres on the Merced and Meridian Ranches for $1.2 million contributing $972,000 to income.

The Company plans to market for sale its remaining 9,440 acres of non-strategic farm land. At September 30, 1994, no agricultural parcels were in escrow.

Part I.  Financial Information                                             15.

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations                                       (continued)


EARTHQUAKE DAMAGE

As a result of the earthquake which struck the San Fernando Valley on January 17, 1994, a $3.7 million charge was taken in the first quarter for damages to the Company's properties not covered by insurance. This does not include estimated damages of $5 million incurred by Valencia Water Company, the Company's wholly-owned public water utility. While Valencia Water Company is liable for deductible amounts on three storage tanks which were lost and damages to underground water facilities, which are not insurable, the California Public Utilities Commission has approved a $785,000 disaster recovery surcharge over 22 months commencing in October, 1994. The Company anticipates recovering additional earthquake damage for Valencia Water Company through future rate adjustments, subject to approval by the California Public Utilities Commission.


GENERAL AND ADMINISTRATIVE EXPENSE

The primary contributors to increases of 21% and 12% from the prior year three and nine-month periods, respectively, are professional fees in connection with employee benefit programs, reduced expense recoveries for tax accounting fees billed to outside partnerships and an additional board meeting due to the January 17, 1994 earthquake.


INTEREST AND OTHER, NET

Increases in interest expense from the prior year periods are attributable to a $30 million unsecured loan obtained from a major insurance company in December, 1993 and rate increases on variable rate project financing. Also, contributing to the increase in Interest and Other, net is a reduction in interest income due to collection of notes receivable partially offset by income from additional cash available for investment.

Part II.  Other Information                                                16.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

     10 The Newhall Land and Farming Company Employee Unit Purchase Plan incorporated by reference to the Company's Registration Statement on Form S-8 dated May 24, 1994

     27   Financial Data Schedule


(b)  No report was filed on Form 8-K in the third quarter ended
     September 30, 1994.

                               SIGNATURES                                  17.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THE NEWHALL LAND AND FARMING COMPANY
                               (a California Limited Partnership)
                              -----------------------------------
                                            Registrant

                                  By  Newhall Management Limited Partnership,
                                          Managing General Partner

                                  By  Newhall Management Corporation,
                                          Managing General Partner



Date: November 7,  1994           By     / S /   THOMAS L. LEE
                                       -----------------------------------
                                       Thomas L. Lee, Chairman
                                         and Chief Executive Officer of
                                         Newhall Management Corporation
                                         (Principal Executive Officer)



Date: November 7, 1994            By     / S /   ROBERT D. WILKE
                                        -----------------------------------
                                        Robert D. Wilke, Vice Chairman and
                                          Chief Financial Officer of
                                          Newhall Management Corporation
                                          (Principal Financial Officer)



Date: November 7, 1994            By     / S /   DONALD L. KIMBALL
                                         -----------------------------------
                                         Donald L. Kimball, Vice President -
                                           Controller of Newhall
                                           Management Corporation
                                           (Principal Accounting Officer)