Form 10-K405
period 1994-12-31
NEWHALL LAND & FARMING CO /CA/
filed 1995-03-28
CIK 751976

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM  10-K
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934                 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1994
                                       OR
   [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934               [NO FEE REQUIRED]
                For the transition period from               to

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO ___

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

  The aggregate market value of depositary receipts held by non-affiliates based upon the closing price of such depositary receipts on the New York Stock Exchange on February 28, 1995, was $465,130,999.

                      THE NEWHALL LAND AND FARMING COMPANY

                                 1994 FORM 10-K

                               TABLE OF CONTENTS

                                                                                                                    Page
PART I                                                                                                             Number
                                                                                                                   ------
Item      1.       Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item      2.       Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item      3.       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item      4.       Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . .  12

Part II

Item      5.       Market for the Registrant's Depositary Units and Related Security Holder Matters . . . . . . . .  13
Item      6.       Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
Item      7.       Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . .  14
Item      8.       Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . .  24
Item      9.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . .  43

Part III

Item      10.      Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . .  44
Item      11.      Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  54
Item      12.      Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . .  66
Item      13.      Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . .  69

Part IV

Item      14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . . . . .  70

SIGNATURES          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  74

INDEX TO EXHIBITS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  76

                                    PART  I

ITEM  1.  BUSINESS

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

          The Company's primary business is developing master-planned communities. Since 1965, the Company has been developing the new town of Valencia on a portion of the Company's landholdings in Los Angeles County. With nearly 10,000 acres remaining to be developed, Valencia now is the regional center and focal point for north Los Angeles County and is home to more than 32,000 residents and 1,000 companies that provide over 25,000 jobs. Regional centers generate long-term increases in land values with the more intensive development of industrial and commercial business parks and shopping centers, along with a broader range of single-family and multi-family homes.

          During 1994, the Company started the entitlement process on a new planned community to be called Newhall Ranch. This new town will be located on 12,000 acres just west of Valencia along Highway 126 and will extend to the Ventura County line. Plans outline a balanced community designed for 70,000 residents, over 24,000 homes, a golf course and lake, schools and parks. Valencia and Newhall Ranch together form one of the nation's most valuable landholdings. They are located on the Company's 37,000 acres, approximately 30 miles north of downtown Los Angeles and within 10 miles of the San Fernando Valley which has a population of over 1.3 million people. The property is bisected by Interstate 5, California's principal north-south freeway, and four major freeways intersect Interstate 5 within ten minutes of Valencia.

          In 1993, the Company exercised its first option on approximately 700 acres and purchased 160 acres in Scottsdale, Arizona, for development of McDowell Mountain Ranch, a new 3,200-acre master-planned community. Options remain on an additional 1,400 acres and approximately 900 acres of desert
hillside have been dedicated to the City of Scottsdale for open space.    The
master plan and zoning for the new community were approved by the Scottsdale City Council in 1993, allowing development to begin. The master plan calls for more than 4,000 homes and 70 acres of retail and commercial development. When completed McDowell Mountain Ranch will be home to nearly 10,000 residents and include an elementary school, a middle school, a large community park and a wide range of neighborhood recreation centers and other amenities. During 1994, the Company began developing the first phase of the project and selling unfinished residential lots. At year end, six home builders were active in this new planned community.

     Acquisition of the McDowell Mountain Ranch property is part of the Company's plan to diversify and expand during the 1990s with the development of planned communities in growing areas of California and other western states. Prospective parcels must meet certain criteria, including size, proximity to a major urban center and near-term development potential.

          In the late 1980s, the Company adopted the strategy of selling farm properties with little or no potential for development and redeploying the proceeds into real estate operations. As of December 31, 1994, more than 22,000 acres of non-strategic farm land have been sold. The Company continues to market for sale its remaining 9,440 acres at the Merced Ranch. The Company intends to retain and continue agricultural operations on the 16,000-acre Newhall Orchard in Ventura County; the 38,800-acre Suey Ranch, where development will be considered in the future; and the 14,000-acre New Columbia Ranch which is being retained for its substantial surface and underground water supplies.

          For information on damage to the Company's properties from the earthquake which struck the San Fernando Valley on January 17, 1994, see the "Earthquake Damage" section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Financial information concerning the Company's business segments appears in Note 11 of the Notes to Consolidated Financial Statements in this Annual Report. At December 31, 1994, the Company employed 225 persons including 11 classified as seasonal/temporary.

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

          In developing its projects, the Company must obtain the approval of numerous governmental authorities regulating such matters as permitted land uses, levels of population, density and traffic, and the provision of utility services such as electricity, water and waste disposal. In addition, the Company is also subject to a variety of federal, state and local laws and regulations concerning protection of health and the environment. This governmental regulation affects the types of projects which can be pursued by the Company and increases the cost of development and ownership. The Company devotes substantial financial and managerial resources to complying with these requirements and dealing with this process. To varying degrees, certain permits and approvals will be required to complete the developments currently being undertaken, or planned, by the Company. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. The ability of the Company to obtain necessary approvals and permits for its projects can be beyond the Company's control and could restrict or prevent development of otherwise desirable properties. (See also Item 1 - Community Development)

APPRAISAL OF REAL PROPERTY ASSETS

        The Company obtains annual appraisals of substantially all of its real property assets and engaged the independent firm of Buss-Shelger Associates, MAI real estate appraisers, to perform the appraisals as of December 31, 1994. The assets appraised by Buss-Shelger had an aggregate net book value of $244,796,000 at December 31, 1994 and did not include oil and gas assets, water supply systems, cash and cash equivalents and certain other assets.

          For the purpose of the appraisals, market value was defined as the most probable price in terms of money which a property should bring in a competitive and open market under all conditions requisite to a fair sale, the buyer and seller each acting prudently, knowledgeably and assuming the price is not affected by undue stimulus. A significant portion of the appraised real property assets is located on the Company's 37,000 acres, 30 miles north of downtown Los Angeles and currently is undeveloped. The appraised value of undeveloped assets reflects the discount or developer's profit necessary to provide a third-party buyer with the incentive to purchase and undertake the risks inherent in the development process.

          The Company believes that its strategy of selling entitled and primarily finished parcels on which the development process is substantially complete, or retaining land for development of building improvements, has enabled the Company to realize the fullest value from its various assets. The Company intends to continue the development of Valencia and the surrounding area, and plans to do so more aggressively as market conditions improve.

          Entitlements and the continuing development of Valencia enhance the appraised value of the Company's land assets. Although raw land increases in value as development opportunities arise, the most significant increases occur when necessary land use entitlements, including zoning and mapping approvals,
are obtained from city and county governments.   The appraised values of the
Company's land and income-producing properties in the Valencia master-planned community have increased from $222 million in 1984, the first year independent property appraisals were obtained, to $766 million in 1994, despite declines in recent years.

          On a per unit basis, the Company's net appraised value has increased from $11.74 to $21.86 over the same 11-year period. A summary of appraised values of properties owned for each of the last six years as of December 31 follows (the appraisals were performed by independent appraisers except as noted):


APPRAISED VALUES                                    1994                         1993                 1992
                                          ----------------------------      -----------------     -----------------
                                                               Percent                Percent               Percent
$ in millions, except per unit             Acres     Amount    Change       Amount    Change      Amount    Change
                                          -------    ------    -------      ------    -------     ------    -------
Valencia and nearby properties              8,540      $486          3 %      $472         (4)%     $493         (8)%
Income-producing real estate                  810       280          3         273          5        260         16
                                          -------    ------        ---      ------        ---     ------        ---

Total Valencia area properties              9,350       766          3         745         (1)       753         (1)

Other community development
    properties including Newhall
    Ranch and McDowell
    Mountain Ranch                         67,510       118         20          98         15         85         (5)

Agricultural properties                    23,440        35        (27)         48        (14)        56        (29)
     not included above
Mortgage and other debt                                (146)       (16)       (174)        32       (132)        67
     at book carrying value
All other, net, not
     independently appraised                             31        (45)         56         19         47        114
                                          -------    ------        ---      ------        ---     ------        ---

Net appraised value                       100,300      $804          4 %      $773         (4)%     $809         (7)%
                                          =======    ======        ===      ======        ===     ======        ===

Number of partnership units
      outstanding ( 000's )                          36,761         --      36,757         --     36,760         --
                                                     ======        ===      ======        ===     ======        ===

Net appraised value
     per partnership unit                            $21.86          4 %    $21.04         (4)%   $22.01         (7)%
                                                     ======        ===      ======        ===     ======        ===




APPRAISED VALUES                                1991                    1990                 1989
                                          -----------------      -----------------     -----------------
                                                    Percent                Percent               Percent
$ in millions, except per unit            Amount    Change       Amount    Change      Amount    Change
                                          ------    -------      ------    -------     ------    -------
Valencia and nearby properties              $535         (8)%      $582         (8)%     $630         21 %
Income-producing real estate                 225         11         202         (7)       217         15
                                          ------         --      ------        ---     ------        ---

Total Valencia area properties               760         (3)        784         (7)       847         19

Other community development
    properties including Newhall
    Ranch and McDowell
    Mountain Ranch                            89         (1)         90          6         85          6

Agricultural properties                       79         (2)         81         (8)        88          2
     not included above
Mortgage and other debt                      (79)        32         (60)        94        (31)       (48)
     at book carrying value
All other, net, not
     independently appraised                  22        (39)         36        (69)       115        (19)
                                          ------        ---      ------        ---     ------        ---

Net appraised value                         $871         (6)%      $931        (16)%   $1,104         15 %
                                          ======        ===      ======        ===     ======        ===

Number of partnership units
      outstanding (000's)                 36,755         --      36,755         (5)%   38,707         (2)%
                                          ======        ===      ======        ===     ======        ===

Net appraised value
     per partnership unit                 $23.70         (6)%    $25.33        (11)%   $28.52         18 %
                                          ======        ===      ======        ===     ======        ===


     Appraised values are judgments. Land and property appraisals are an estimated value based on the sale of comparably located and zoned real estate or on the present value of income anticipated from commercial properties There is no assurance that the appraised value of property would be received if any of the assets were sold. Certain reclassifications within categories have been made to prior periods' amounts to conform to the 1994 presentation; however, prior periods' amounts have not been restated to reflect land sale activity.

REAL ESTATE

          The Company is developing the community of Valencia in Los Angeles County, California and McDowell Mountain Ranch in Scottsdale, Arizona. Valencia's development is based on a master plan with residential and industrial developments forming the basic community structure supported by shopping centers, schools, colleges, hospital and medical facilities, golf courses, professional offices and a range of recreational amenities. A system of landscaped and lighted pedestrian walkways, known as paseos, provide most residents with access to schools, retail, parks and recreation centers avoiding automobile traffic.

     The Company now is applying its expertise to the development of McDowell Mountain Ranch, a planned community approved for 4,000 homes and 70 acres of retail and commercial development in the City of Scottsdale, Arizona. Unique environmental features, natural habitat and washes have been incorporated in the planning process. Neighborhood paseo walkways will connect with a community recreation center, and an extensive wilderness and equestrian trail system being developed by the city.

    The Company also develops and operates a growing portfolio of commercial properties and provides building-ready sites for sale to industrial and commercial developers and users.

RESIDENTIAL DEVELOPMENT AND LAND SALES

VALENCIA

          In 1993, the Company initiated a program to engage quality national and regional builders to construct and sell single and multi-family homes in Valencia through joint ventures with the Company. This development program is designed to augment the Company's merchant builder lot sale program and is expected to provide the Company with additional profit participation and accelerate residential development with emphasis being placed on more affordable housing markets.

          The Company's strategy of increasing the pace of development through sales of residential lots to merchant builders and homes through joint ventures contributed to eleven new, more affordable home models in three projects being added to the product line of homes offered by merchant builders and joint-venture partners in Valencia in 1994. Valencia now offers homes that range from the low $100,000s to the mid $300,000s and, at the end of 1994, ten single and multi-family projects by eight home builders were active in
Valencia.   Additional new models catering to the demand for housing below
$200,000 are planned by merchant builders and joint-venture partners in 1995. At the end of 1994, the Company's joint-venture partners had 34 homes in escrow.

          In 1994, 271 lots were sold to merchant builders of which 176 were purchased by Beazer Homes for the first homes in Valencia NorthPark, the Company's newest residential neighborhood. Beazer opened models in August on 83 lots purchased from the Company in the second quarter and, as a result of the project's success, purchased an additional 93 lots in the fourth quarter and now is in escrow with 36 additional lots scheduled to close in 1995.

          The Company's first joint venture with EPAC Communities, Inc. for 65 single-family homes in Valencia Northbridge was expanded to a total of 79 homes. During 1994, 41 homes closed escrow in this project. Closings are planned to start in 1995 at Montana Townhomes, a 138- unit project in Valencia Northbridge and the Company's second joint-venture with EPAC Communities, Inc.

          The CourtHome Collection, a 128-home joint venture with RGC, an innovative Orange County-based builder, which features the most affordable detached homes offered in Valencia in many years, closed escrow on 5 homes in 1994. Another joint venture planned for 1995 is a 102-townhome project in Valencia Northbridge with prices starting in the low $100,000s.

MCDOWELL MOUNTAIN RANCH

          The master plan and zoning for this 4,000-home planned community in Scottsdale, Arizona were approved by the Scottsdale City Council in 1993 and, in 1994, a total of 709 unfinished lots were sold to merchant builders. The builders include Coventry Homes, a division of Del Webb Corporation; Ryland Homes; Kaufman & Broad; The Presley Companies; Woodside Homes and Camelot Homes. Together, these merchant builders will offer homes ranging in price from $130,000 to $420,000. Initial model openings by merchant builders are scheduled for the spring of 1995.

          The first lot sales are part of approximately 1,400 homes planned on the initial 680 acres of the project now under development. Construction is underway on the community recreation center, paseo system and information center for the new community. At December 31, 1994, 68 additional unimproved lots were in escrow with closings scheduled in 1995.

INDUSTRIAL DEVELOPMENT AND LAND SALES

          The Company develops the infrastructure and provides building-ready sites to developers and users. Valencia's location just 30 minutes from downtown Los Angeles on Interstate 5, California's major north-south freeway, provides an attractive environment for industrial, commercial, service, distribution and entertainment businesses. The Company's first business park, Valencia Industrial Center, is home to over 500 companies and employs more than 14,000 people and, at the end of 1994, the vacancy rate in this center was 6.5 percent, an historic low. At December 31, 1994, the Company had over 850 acres of entitled industrial and commercial land, primarily in the Company's new business park, Valencia Commerce Center. With no competitive large land parcels available in Los Angeles County, these entitlements place the Company in a favorable position as the economy and real estate markets improve.

          As a result of continued weakness in Southern California's industrial and office market, the Company has recorded no industrial or office land sales since 1992. However, six commercial parcels totaling 12 acres closed escrow in 1994 and included a 2.7-acre parcel for a Saturn dealership; 1.25 acres to a Cadillac, Oldsmobile and GMC truck dealer;

a 1.89-acre parcel for retail outlets including Blockbuster Music, Kinko's and The Men's Wearhouse; and a 4.2-acre parcel for a Barnes & Noble Bookstore with Starbucks Coffee, two restaurants and other retail outlets. At December 31, 1994, four parcels totaling 11.3 acres were in escrow with closings scheduled for 1995. Subsequent to year-end, a 1.2-acre industrial parcel closed escrow. The ability to close the remaining commercial escrows will be dependent upon market conditions.

          Future industrial land sales will be concentrated in the 1,600-acre Valencia Commerce Center and expansion of the nearly completed Valencia Industrial Center. With Los Angeles County's northward expansion into the Santa Clarita Valley and beyond, the U.S. Postal Service chose Valencia Commerce Center for its new distribution center, which will bring 1,800 jobs to Valencia. For information on build-to-suit industrial buildings in Valencia Commerce Center, see the Commercial Real Estate Development section.

COMMUNITY DEVELOPMENT

          The Company continues to focus financial and management resources on planning and entitlements in order to ensure an adequate supply of entitled land as the California economy and real estate markets improve. In 1994, the Company began the entitlement process for the largest residential project ever submitted in the history of Los Angeles County. This new town, to be called Newhall Ranch, encompasses 12,000 acres located west of Valencia along Highway
126 and extends to the Ventura County Line.   The entitlement process for
Newhall Ranch is continuing, and technical environmental studies are being prepared for the Environmental Impact Report.

          At December 31, 1994, the Company had approximately 4,100 residential units approved in the Valencia area. Significant land development and infrastructure improvements remain to be completed before the Company can deliver the majority of these approved lots for sale. The Company is committed to continuing its entitlement efforts in the future. For additional discussion of community development and the entitlement process, see Item 1 - Governmental Regulation and Environment.

COMMERCIAL REAL ESTATE DEVELOPMENT

          The Company develops and operates commercial properties in the Valencia area for the production of income. The Company's growing and diversified commercial portfolio is expected to continue to provide a relatively stable source of income and cash flow throughout economic cycles as well as appreciation in property values.

          All income properties experienced high occupancy rates in 1994, including Valencia Town Center, the Company's regional shopping mall, where The Disney Store and Eddie Bauer, a national sportswear clothing chain, opened bringing the center to 95% occupancy. The center continues to attract shoppers from throughout north Los Angeles County, the San Fernando Valley, and east Ventura County. Occupancy rates at year-end ranged from 94% to 100% at the Company's three neighborhood shopping centers and averaged above 98% at the Company's three apartment complexes despite rental increases averaging 3%.

          Two build-to-suit facilities were completed in 1994. ITT Corporation consolidated two divisions located in Los Angeles by moving more than 400 employees into a 199,000-square-foot facility, the first build-to-suit project in Valencia Commerce Center. An offer for sale of the building was under consideration at December 31,1994. A 7,000-square-foot facility for Trader Joe's, a popular specialty food retailer, opened in September. Negotiations for additional build-to-suit facilities are in progress with other companies.

          During 1995, the Company plans to start seven new income properties in Valencia valued at over $160 million including land already owned. The largest of these projects is Valencia Marketplace, a 760,000-square-foot, high-volume retail complex. A lawsuit, filed by local environmental groups following approval by the Los Angeles County Board of Supervisors in July, 1994, was dismissed on March 9, 1995. Pending a 60-day appeal period, construction could start later this year with opening in late 1996 or early 1997.

          Another of the 1995 projects is a 200,000-square-foot office/manufacturing building for Remo, Inc., an international manufacturer of percussion products. The $10.5 million, build-to-suit facility will be located on 10.5 acres in Valencia Commerce Center, the Company's newest business park. Remo, one of the world's largest drum manufacturers, will move its 38-year old company from North Hollywood to Valencia, bringing 300 jobs to the community. The state-of-the-art building is expected to be completed by March, 1996. Remo will join the U.S. Postal Service regional distribution facility and ITT Corporation in the new business park which is located immediately west of Interstate 5 and north of Highway 126.

          Additional future plans include community shopping centers, apartment projects, restaurants, commercial recreational facilities, office buildings and hotels. The timing for development of future projects will be dictated by market conditions. On January 26, 1995, the Company disclosed that it is considering offers for sale of its Bouquet Shopping Center which was built in 1985 and consists of approximately 150,000 square feet on 12.3 acres. The sale is in line with the Company's strategy of selectively selling more mature income properties as additional projects are developed. If completed on the terms contained in the offers, the sale would contribute approximately
$10 to $12 million to earnings. No assurances can be given that a sale will be completed on the terms contained in the offers or that a sale will be completed at all.

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

          Valencia Water Company is a regulated public utility serving over 15,100 metered customers in the Valencia area. The water supply for the service area is obtained from wells owned by Valencia Water Company and by purchases from the California State Water Project. In 1994, almost 55% of Valencia Water Company's water was supplied through ground sources, compared with approximately 50% in 1993. Significant progress was made in 1994 with regard to resolving one of California's long standing water disputes over the protection of the San Francisco Bay - Sacramento/San Joaquin Delta. This is an important first step in providing the State's urban areas with a reliable water supply.

          The Energy operations consist primarily of royalty interests in oil and gas assets on the Company's ranches. The Company has royalty interests in 209 oil wells and 16 gas wells located on the Newhall and Meridian Ranches. The Company will retain a 50% royalty interest until June 30, 2000 in wells on the Meridian Ranch which was sold in 1994.

AGRICULTURE

          The Company's agricultural operations consist primarily of farming operations. Approximately 65,000 acres of ranch land at the Suey and Newhall Ranches not suitable for cultivation are leased out for cattle grazing. In line with the Company's strategy of selling farm properties with little or no potential for development and redeploying the proceeds into real estate operations, the 5,370-acre Meridian Ranch was sold in 1994.

          The Company will retain the Newhall Ranch where development is continuing, the Suey Ranch where development will be considered in the future and the New Columbia Ranch where there exists substantial surface and underground water supplies. The Company plans to continue to market for sale its remaining 9,440 acres of non-strategic farm land at the Merced Ranch.


FARMING

          Large scale, highly mechanized farming operations are conducted on four of the Company's ranches. Labor intensive crops are generally grown by tenants to whom land is leased on both cash and percentage-of-crop terms. Of the Company's land devoted to farming, over 70% is leased to others. Approximately one-third of the Company's farm crop is marketed through agricultural cooperatives. The remainder, such as tomatoes, carrots, grapes, alfalfa and wheat, is marketed directly by the Company.

          The Company's ranches supply most of their water through underground sources and are not dependent on state or federal water projects. The Company continues to improve conservation practices to minimize the cost of irrigation and the amount of water used.

          The principal agricultural properties include the Merced and New Columbia Ranches in the San Joaquin Valley, the Newhall Ranch in Los Angeles and Ventura Counties and the Suey Ranch in Santa Barbara and San Luis Obispo Counties. During the calendar year 1994, over 20 different crops were raised by the Company and its tenants.

The following table shows the approximate planted acreage of significant crops during 1994:

Crop            Acreage      Crop            Acreage      Crop             Acreage
- ----            -------      ----            -------      ----             -------
Alfalfa           3,218      Corn                443      Oranges              841
Almonds             145      Cotton            8,174      Rice                 417
Avocados            107      Grapefruit           58      Safflower          1,769
Barley            1,879      Grapes              678      Sugar Beets          133
Beans               822      Lemons              447      Sudan Grass          200
Carrots             647      Melons              998      Tomatoes           3,000
Christmas Trees      42      Oats                540      Vegetables         1,719
                                                          Wheat              4,294

ITEM  2.  PROPERTIES

LAND

Listed below is the location and acreage of properties owned by the Company at December 31, 1994:

   Ranch                State            County                 Acreage
   -----                -----            ------                 -------
Cowell                California     Contra Costa                   110
Merced                California     Merced                       9,440
New Columbia          California     Madera                      14,000
Suey                  California     Santa Barbara/San Luis
                                        Obispo                   38,800
Newhall               California     Los Angeles/Ventura         37,380
                                                                -------
                                                                 99,730
McDowell Mountain     Arizona        Maricopa                       570(1)
                                                                -------
                                                                100,300
                                                                =======

(1)     An additional 1,430 acres are under long-term option.

PLANTS  AND  BUILDINGS

Agriculture - Various buildings located on four farming operations in California and office and maintenance buildings located in Dixon, California.

Commercial Real Estate - Listed below is the location, square footage and anchor tenants of commercial properties owned by the Company at December 31, 1994. Other commercial properties not shown in the table include various commercial, industrial and restaurant buildings. The commercial properties are leased to 196 tenants, not including apartment complexes.

                                           Gross
Retail Centers              Date Open     Sq. Ft.     Anchor Tenants
- ----------------------      ---------     -------     -------------------------------
Valencia Town Center           1992       790,000     Robinsons-May, JC Penney, Sears
Castaic Village                1992        91,800     Ralphs, PayLess Drugstores
River Oaks                     1987       273,500     Mervyn's, Target
Bouquet Center                 1985       149,760     Hughes, Sav-on Drugs

Office & Mixed              Date Open/     Gross
 Use Projects                Acquired     Sq. Ft.     Major Tenants
- ----------------------      ----------    -------     -------------------------------
City Center
   Office Building             1991        44,760     Bank of America
Orchard Plaza                  1989        17,400     Newhall School District
Valley Business Center         1987        56,800
Headquarters Building          1978        59,300

Build-to-Suit                              Gross
Facilities                  Date Open     Sq. Ft.      Tenants
- ----------------------      ---------     -------     -------------------------------
Industrial building            1994       199,000     ITT Corporation
Retail store                   1994         7,000     Trader Joe's

Apartment Complexes                       # of Units
- ----------------------                    ----------
Portofino                      1989           216
Northglen                      1988           234
Stonecreek                     1985           208

Valencia Water Company - 14 distribution reservoirs, 14 booster pumping stations, approximately 200 miles of pipeline and other utility facilities.

        All of the commercial real estate properties and the properties of Valencia Water Company are located in and around Valencia, California and are owned by the Company. A $60 million mortgage is secured by the Portofino, Northglen and Stonecreek apartment complexes, River Oaks and Bouquet community shopping centers, and the Company's headquarters building. An $11 million financing is secured by the water utility plant of Valencia Water Company. For additional information concerning encumbrances against Company properties, refer to Note 8 of the Notes to Consolidated Financial Statements in this Annual Report.

        For a discussion of the impact of the January 17, 1994 earthquake on the Company's properties, see the "Earthquake Damage" section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM  3.  LEGAL PROCEEDINGS

        The Company is involved in litigation and various claims, including those arising from its ordinary conduct of business. Management is of the opinion that the ultimate liability from this litigation will not materially affect the Company's consolidated financial condition.


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S DEPOSITARY UNITS AND RELATED SECURITY HOLDER MATTERS

MARKET PRICE AND DISTRIBUTION DATA

                                              Market Price                           Distributions
                                     ------------------------------             ------------------------
                                        Years ended December 31,                Years ended December 31,
                                     ------------------------------             ------------------------
                                     1994                      1993                 1994        1993
                                     ----                      ----                 ----        ----
Per unit                       High          Low         High         Low
- ------------------------     --------     --------     --------     -------
                             C>
First quarter                $17-1/4      $13-3/8      $17-1/2      $13-1/2         $.10        $.10
Second quarter                16-3/8       14           17-1/4       13-5/8          .10         .10
Third quarter                 15-1/4       14-1/8       15-3/8       13-5/8          .10         .10
Fourth quarter                15           12           16           14              .10         .10
                                                                                    ----        ----

Total distributions                                                                 $.40        $.40
                                                                                    ====       =====

Year's high and low           17-1/4       12           17-1/2       13-1/2

                                            1994         1993
                                          -------        ----
December 31 closing price                 $12-1/8        $16

The Company's partnership units are traded on the New York and Pacific Stock Exchanges under the ticker symbol NHL and, at December 31, 1994, the Company had approximately 1,760 unitholders of record. The Company has paid uninterrupted quarterly cash distributions since 1936. The declaration of any distribution and the amount declared, is determined by the Board of Directors, taking into account the Company's earnings, cash requirements, financial condition and prospects.

ITEM 6.  SELECTED FINANCIAL DATA

                                                           Years ended December 31,
                                         ------------------------------------------------------------
In thousands, except per unit              1994         1993         1992         1991         1990
- -----------------------------            --------     --------     --------     --------     --------
Revenues                                 $134,268     $105,452     $128,182     $150,762     $192,886
Operating income                           34,607       28,538       31,636       43,232       48,487
Net income                                 15,574       12,797       17,211       30,085       38,378
                                         ------------------------------------------------------------
Per partnership unit:
         Net income                          $.42         $.35         $.47         $.82        $1.02
         Distributions                        .40          .40          .60          .80          .80
         Partners' capital                   3.06         3.03         3.08         3.20         3.18
         Appraised value (unaudited)        21.86        21.04        22.01        23.70        25.33
                                         -------------------------------------------------------------
Total assets                             $343,792     $359,898     $323,082     $280,575     $265,406
Total debt and other long-term
       obligations                        176,913      207,571      160,458      106,271       86,206
Partners' capital                         112,357      111,279      113,049      117,785      116,947
Average units utilized in computing
         net income per unit               36,789       36,790       36,796       36,831       37,543
                                         -------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Years ended December 31, 1994, 1993 and 1992

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $7.7 million at December 31, 1994, a decrease of $32.0 million for the year. The decrease was primarily due to retiring a $40 million loan obtained for construction of Valencia Town Center. There were no borrowings outstanding at December 31, 1994 against a new $40 million mortgage credit facility for Valencia Town Center or the Company's unsecured lines of credit which increased $12 million in 1994 to a total of $81 million. At December 31, 1994, over $125 million in cash and credit was available to fund future operations. At year-end there was no debt against raw land or land under development in Valencia.

         Cash flow in 1994 was adequate to cover the year's quarterly distributions of 10 cents per partnership unit, fund the Company's on-going development projects and end 1994 with no short-term borrowings. The Company believes it has adequate sources of cash from operations and available credit to finance future operations as well as take advantage of new development opportunities.

         There are no material commitments for capital expenditures other than in the ordinary course of business. The Company plans to start seven new commercial projects in 1995, valued at over $160 million including land already owned. Approximately $28 million is expected to be invested in these projects in 1995.

         In 1995, the Board of Directors approved the repurchase of up to 600,000 of the Company's units depending on market conditions. Also, the Company is actively searching for additional large landholdings with development potential in California or other western states. At December 31, 1994, several properties were under review.

OPERATING ACTIVITIES: Cash provided from operating activities during 1994 totaled $20.9 million and included sales of 1,026 residential lots and homes in Valencia and at McDowell Mountain Ranch, the 5,370-acre Meridian Ranch and 12 commercial acres in Valencia. These sales provided the Company with $75.7 million in cash and notes totaling $9 million. In addition, $11 million was collected in 1994 from prior year land sales. The Company accepted $8.9 million and collected $22.2 million in notes receivable in 1993. For 1992, the Company accepted $29 million and collected $10.7 million in notes receivable.

         The increase in inventories for 1994 was due to land development and infrastructure to support pending and future land sales and residential construction costs for the Company's joint venture projects. These expenditures totaled $66.6 million for 1994, including approximately $13.4 million related to McDowell Mountain Ranch, the majority of which has been funded by improvement district bonds sponsored by the City of Scottsdale. Total inventory expenditures were partially offset during 1994 by real estate sales in Valencia and McDowell Mountain Ranch. Deferred revenues of $650,000 were recognized in 1994 from land sales in prior years. At December 31, 1994, $5.2 million in deferred

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

revenues remained to be recognized in future periods as the Company completes required site development, landscaping and amenities. In 1993, $11.2 million in deferred revenues were recognized from land sales in prior years and, at the end of 1993, $1.8 million remained to be recognized. In 1992, the Company recognized $8.0 million in deferred revenues and $11.6 million remained to be recognized at the end of that year. Recognition of deferred revenues has no impact on the Company's cash position.

INVESTING ACTIVITIES: Capital expenditures totaled $11.9 million in 1994. This includes $5.1 million of construction costs for a 199,000-square-foot build-to-suit facility for ITT Corporation in Valencia Commerce Center and a 7,000-square-foot build-to-suit facility for Trader Joe's, a specialty food retailer. Also included are expenditures for various commercial tenant improvements and water utility construction costs.

         In 1993, capital expenditures totaled $9.5 million and included $4.6 million of construction costs for Castaic Village, a 130,000-square-foot neighborhood shopping center north of Valencia. Other capital expenditures included water utility construction, land preparation for the ITT building and various improvements to commercial properties.

         Capital expenditures during 1992 totaled $60 million, of which construction costs and infrastructure improvements for Valencia Town Center, the Company's regional shopping center, amounted to $50.4 million. Other capital expenditures in 1992 included $3.8 million for the first phase of Castaic Village and the purchase of the 433-acre Isola Ranch for $2.7 million.

FINANCING ACTIVITIES: In each of 1994 and 1993, the Company paid four quarterly cash distributions totaling $14.7 million, or 40 cents per partnership unit per year. In July 1992, the Board of Directors reduced the quarterly cash distribution to 10 cents from 20 cents per unit. The declaration of distributions is reviewed by the Board of Directors on a quarterly basis, and the amount is determined after consideration of the Company's earnings, cash requirements, financial condition and prospects.

         In July 1994, following approval by the California Public Utilities Commission, Valencia Water Company finalized an $11 million long-term financing with a major insurance company. Also in 1994, Valencia Town Center's $40 million construction loan was prepaid without penalty and replaced with a $40 million revolving mortgage credit facility. There were no borrowings against this credit facility at December 31, 1994.

         During 1994, the Company commenced infrastructure development activities at its McDowell Mountain Ranch, a portion of which is being funded through approximately $17 million of improvement district bonds. As of December 31, 1994, $11.4 million of the $17 million had been expended to construct these improvements of which $6.4 million remained as project debt after retirement of bonds for lots sold. In addition, $11.9 million in community facilities district bonds were placed by the City of Scottsdale to construct certain public improvements within McDowell Mountain Ranch. Although these bonds are not reflected as project debt, the Company is obligated to pay an ad valorem property tax for these improvements until parcels are sold.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

         Revenues and earnings improved in 1994, ending four years of decline. The 22% increase in net income came despite a 1994 charge of $3.7 million, or 10 cents per partnership unit, for earthquake damage not covered by insurance.

         The earnings increase came primarily from the sale of 1,026 residential lots and homes, of which 709 lots were at McDowell Mountain Ranch, the Company's newest planned community in Scottsdale, Arizona and the sale of farm land with no development potential which contributed $9.2 million to operating income.

         A five-year summary of revenues and operating income for each of the Company's major business segments is listed below.

FIVE YEAR SUMMARY

In thousands                                               Years ended December 31,
                                        -------------------------------------------------------------
                                          1994         1993         1992          1991         1990
                                        --------     --------     --------     --------      --------
REVENUES
    Real estate
        Residential home and
           land sales                    $58,006      $31,499      $60,088      $41,778      $117,327
        Industrial and other sales        11,667       15,811        3,342       57,283        13,866
        Commercial operations             36,385       32,469       25,487       22,460        22,104
    Agriculture
        Operations                        16,410       15,761       17,605       25,391        30,589
        Ranch sales                       11,800        9,912       21,660        3,850         9,000
                                        --------     --------     --------     --------      --------
TOTAL REVENUES                          $134,268     $105,452     $128,182     $150,762      $192,886
                                        ========     ========     ========     ========      ========

OPERATING INCOME
    Real estate
        Residential home and
          land sales                     $11,206       $8,116       $9,536       $6,767       $25,339
        Industrial and other sales         5,048        4,422          761       24,624         8,024
        Community development             (6,679)      (6,126)      (7,759)      (6,150)       (6,126)
        Commercial operations             15,879       14,518       11,700       10,926        10,228
    Agriculture
        Operations                         3,626        2,438        2,905        4,238         4,996
        Ranch sales                        9,227        5,170       14,493        2,827         6,026
    Earthquake damage                     (3,700)        --           --           --            --
                                        --------     --------     --------     --------      --------
TOTAL OPERATING INCOME                   $34,607      $28,538      $31,636      $43,232       $48,487
                                        ========     ========     ========     ========      ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESIDENTIAL HOME AND LAND SALES

VALENCIA: The Company continues to benefit from its strategy of selling residential lots to merchant builders and homes through joint ventures. At the end of 1994, ten single and multi-family products were being offered in Valencia by eight home builders. Results for 1994 include sales of 271 lots to merchant builders which contributed $21.1 million to revenues and $4.2 million to income under percentage of completion accounting and 46 escrow closings from joint ventures which contributed $14.9 million to revenues and $2.5 million to income.

         In 1992, the Company lowered its lot prices to remain competitive. As a result, profit margins in the past three years have been reduced. The Company continues to focus on ways to improve margins and maximize per acre income through the introduction of higher-density residential products in Valencia NorthPark and the creation of strategic homebuilding joint ventures.

         A total of 62 residential lots were sold to merchant builders in 1993 and 399 lots in 1992. Lot sales in 1993 and 1992 contributed $4.6 million and $32.7 million to revenues and $541,000 and $3.7 million to income, respectively, under percentage of completion accounting. Also included in 1993 results were 21 home closings from the Company's first joint venture which generated revenues of $6.7 million and income of $1.0 million plus the sale of 220 acres at the Cowell Ranch in northern California for $6.0 million which contributed $5.3 million to income.

         Transition from the Company's own home construction operations was completed in 1993 when 30 homes closed escrow compared with 88 in 1992.

         No deferred revenues or income were recognized in 1994 from prior residential lot sales under percentage of completion accounting. This compares with deferred revenues of $6.9 million and $6.1 million and income of $1.2 million and $5.5 million recognized in 1993 and 1992, respectively.

         The Company does not expect any profit participation income related to recent lot sales because of the more competitive market and lower margins being realized by home building companies. Cash received from prior residential land sale profit participation agreements added $100,000 to revenues and income in 1993 and $733,000 in 1992.

MERCHANT BUILDER PROGRAM: At the end of 1994, six major home builders were active in Valencia with seven different residential products on finished lots purchased from the Company. Home sales continue to increase as the variety of homes offered appeal to a broad spectrum of buyers.

         Merchant builders closed escrow on 193 homes in 1994. During 1993, merchant builders closed escrow on 137 homes. These builders had 56 homes in escrow at December 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         Although the Company does not participate directly in the profits generated from escrow closings by merchant builders, the absorption of these previously sold lots is key to the Company's future success in selling additional lots. For example, Beazer Homes opened models in Valencia NorthPark in August on lots purchased from the Company in the second quarter of 1994. Within two months Beazer was selling its second phase of homes and, because of such success, purchased an additional 93 lots in the fourth quarter and is now in escrow with 36 additional lots scheduled to close in 1995.

JOINT VENTURE PROGRAM: In addition to the sale of entitled residential lots to merchant builders, the Company is continuing its strategy of increasing the pace and profitability of residential development in Valencia through joint ventures. Under the terms of these joint ventures, the Company recognizes its portion of revenues and income as homes close escrow to homebuyers. Generally, these sales provide the Company with increased income as it participates in the builder profit. The Company expects to generate an increasing proportion of its revenues and income from joint ventures in 1995.

         The Company's first joint venture with EPAC Communities, Inc. expanded from 65 homes in 1993 to a total of 79 homes. During 1994, 41 homes closed escrow in this project and 5 homes closed escrow in RGC's CourtHome Collection, a 128-home project in Valencia NorthPark. The CourtHome Collection is the most affordable detached home project offered in Valencia in many years. These single-family homes are clustered around a common courtyard and range in price from $139,000 to $169,000. In 1993, the EPAC Traditions project recorded 21 home closings.

         Two additional joint ventures are planned to start generating revenues and income for the Company in 1995. Four models, priced from $130,000 to $160,000, opened in September at Montana Townhomes, a 138-unit project in Valencia Northbridge, the Company's second joint venture with EPAC Communities, Inc. Another joint-venture project is planned for 102 townhomes in Valencia Northbridge. Models featuring three floorplans are expected to open in 1995 with prices starting in the low $100,000s.

MCDOWELL MOUNTAIN RANCH: This first community by the Company outside of California has attracted considerable interest by merchant builders. As land development and infrastructure development continues at this 4,000-home planned community in Scottsdale, Arizona, escrow closed on 604 unimproved residential lots during the fourth quarter of 1994. Sales of these lots to merchant builders contributed $18.4 million to revenues and $6.6 million to income under percentage of completion accounting. Results for 1994 also include the sale of a 79-acre bulk parcel for 105 unimproved lots outside the planned community which contributed $3.6 million to revenues and $1.7 million to income. At December 31, 1994, 68 additional unimproved lots were in escrow with closing scheduled in 1995.

         Construction also started in 1994 on the community recreation center, paseo system and information center. Initial model openings by merchant builders are scheduled in the spring of 1995. Builders will offer homes ranging in price from $130,000 to $420,000, giving homebuyers a wide range of options.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         Residential lot sales during 1994 are part of approximately 1,400 homes planned on the first 680 acres of the project now under development. When the 3,200-acre community is completed, it will be home to nearly 10,000 people and include 70 acres of commercial development, an elementary school, a middle school and a large community park.

         In acquiring the land for development of McDowell Mountain Ranch, the seller provided financing at favorable terms to the Company. In addition, much of the infrastructure is being financed through improvement district and community facilities bonds sponsored by the City of Scottsdale at favorable interest rates, and is non-recourse to Newhall Land.

INDUSTRIAL AND OTHER SALES

         As a result of continued weakness in Southern California's industrial and office market, the Company has recorded no industrial or office land sales since 1992. However, six commercial parcels totaling 12 acres closed escrow in 1994, including a 2.7-acre parcel for a Saturn dealership and a 1.25-acre parcel to Parkway Motors -- a major Cadillac, Oldsmobile and GMC truck dealer
- -- for expansion of its truck operations. The sale to the Saturn dealership expands Valencia Auto Center across Valencia Boulevard and increases the Center to 16 dealerships selling 27 makes of vehicles.

         A 1.89-acre parcel was sold across from Valencia Town Center for retail outlets including Blockbuster Music, Kinko's and The Men's Wearhouse. Additionally, a 4.2-acre commercial parcel sold on Valencia Boulevard for a Barnes & Noble book store with a Starbucks Coffee, two restaurants and other retail outlets. The six 1994 sales contributed $10.9 million to revenues and $6.8 million to income. Deferred revenues of $650,000 and income of $180,000 were recognized in 1994 from a prior land sale.

         In 1993, seven parcels totaling 29.9 acres contributed $10.9 million to revenues and $5.2 million to income. In addition, $4.3 million in revenues and $2.3 million in income was recognized under percentage of completion accounting from prior land sales, including the final income recognition on the 62.4-acre U.S. Postal Service site. In 1992, two sales of commercial land totaling 4.5 acres closed escrow and contributed $1.3 million to revenues and $940,000 to income under percentage of completion accounting. Also, $2.0 million in revenues and $1.6 million in income was recognized in 1992 under percentage of completion accounting from the 1990 sale to the U.S. Postal Service and the 1991 sale of a 5-acre parcel to Kaiser Permanente.

         At December 31, 1994, industrial and commercial land inventories totaled approximately 850 entitled acres. Final plans for these acres are subject to review by government agencies before development can proceed, but these entitlements, and the fact that few competitive large land parcels are available in Los Angeles County, place the Company in a favorable position as the economy and real estate markets improve. At December 31, 1994, four parcels totaling 11.3 acres were in escrow for $6.3 million with closings scheduled for 1995. The ability to close these escrows will be dependent upon market conditions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

COMMUNITY DEVELOPMENT

         In June 1994, the Company submitted an application to Los Angeles County for a new 12,000-acre planned community. This new town, to be called Newhall Ranch, will be located west of Valencia along Highway 126 and will extend to the Ventura County line.

         Plans outline a balanced community designed for 70,000 residents with more than 24,000 homes, a golf course and lake, schools, parks, an extensive trail system, and over 5,000 acres of natural open space. The new community also will include a 200-acre business park and several retail centers to create significant job opportunities. The Santa Clara River, which runs through the project, will be preserved in a natural state.

         The entitlement process for Newhall Ranch is continuing, and technical environmental studies are being prepared for the Environmental Impact Report.

         At December 31, 1994, the Company had approximately 4,100 residential units approved in the Valencia area. Significant land development work and infrastructure improvements remain to be completed before the Company can deliver the majority of approved lots for sale.

         In 1992, the Company received final approval from the Los Angeles County Board of Supervisors for the 1,800-home Westridge Golf Course Community. However, following approval, two environmental groups filed a lawsuit challenging the County's approval and subsequently the court rescinded the entitlements previously granted. At December 31, 1994, the County was nearing completion of the Environmental Impact Report addressing the court-mandated inadequacies. This report is expected to be reviewed by the court and released to the public in 1995. If approved, the Company could reinstate the entitlements and begin to develop the community by early 1996 and generate sales in 1997.

         Expenses associated with Community Development activities totaled $6.7 million in 1994, a 9% increase over 1993, principally relating to the newest planned community, Newhall Ranch. In 1993, Community Development expenses totaled $6.1 million, a 21% decrease from 1992, primarily as a result of the Company's success in obtaining entitlements during 1992 and prior years. Expenses in 1992 totaled $7.8 million. The Company is committed to continuing its entitlement efforts in the future.


COMMERCIAL OPERATIONS

         Commercial operations include the Company's portfolio of income-producing properties and the Natural Resources division, consisting of Valencia Water Company, a wholly-owned public water utility, and the Company's energy operations. The Company's income portfolio contributed $13.8 million to income in 1994, an increase of 16% over 1993. A 19% decrease in 1994 results from the Natural Resources division reduced the overall increase in 1994 commercial operating income to 9%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         The income property portfolio benefited from a strong performance from Valencia Town Center, the Company's regional shopping mall. Opening of The Disney Store, Eddie Bauer and other mall shops resulted in mall tenant occupancy of 95% at the end of 1994. For 1994, contribution to income from Valencia Town Center was $3.6 million before debt service of $2.2 million, but after depreciation of $2.8 million. This result was a 25% improvement over 1993. Retail sales per square foot were up 20% for the year.

         All income properties experienced high occupancy rates. Valencia Hilton Garden Inn, a 152-room joint venture hotel, recorded an exceptional occupancy rate of 92% compared with just under 80% in 1993. At Castaic Village, the Company's newest neighborhood shopping center, constructed space is 94% leased. Occupancy at Bouquet Center and River Oaks neighborhood shopping centers is 99% and 100%, respectively, the same as at the end of 1993. The Company's three apartment complexes had occupancy rates above 98%, even with rent increases averaging 3%. At the end of 1993 and 1992, vacancies in the apartment complexes averaged 4%. The Company's office buildings also enjoy high occupancy rates.

         The commercial portfolio continues to expand as Trader Joe's, a popular specialty food retailer, opened in September 1994. The 7,000-square-foot facility is a build-to-suit under a long-term lease agreement with the Company. In October, ITT Corporation began the consolidation of two divisions by moving more than 400 employees into the Company's first build-to-suit facility in Valencia Commerce Center. An offer for sale of the building was under consideration at December 31, 1994. Negotiations for additional build-to-suit facilities are in progress with other companies.

         Valencia Marketplace, a high-volume retail complex, was approved by the Los Angeles County Board of Supervisors in July 1994. Subsequently, local environmental groups filed a lawsuit challenging the County's approval, and construction will be delayed on this 760,000-square-foot project.

         A 12-month drought recovery surcharge, approved by the California Public Utilities Commission (CPUC) for Valencia Water Company, expired in May 1994, contributing to decreases in the Natural Resources division's revenues and income for the year compared with 1993 results. A 30% rate increase by the CPUC was approved effective January 1, 1995, and should contribute to an increase in revenues and income for the year. In the energy operation, natural gas prices were level but oil prices were down, also contributing to the decline.

AGRICULTURAL OPERATIONS

         Revenues from agricultural operations increased 4% and income increased 49% primarily as a result of excellent yields and prices for avocados, grapes and certain row crops. Also, contributing to the increase in income are expense reductions from streamlined administrative functions and transition to leasing grazing land to livestock operators.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         In 1993, sales of farm land, partially offset by improved citrus prices and higher prices and yields for grapes, resulted in net decreases of 10% in revenues and 16% in income from the prior year. In 1992, agricultural earnings decreased by 32% from the prior year due to the sale of farm properties and a sharp decline in the price of oranges and lemons.

         Agricultural operations will continue to provide returns from the 16,000-acre Newhall Orchard in Ventura County and the 39,000-acre Suey Ranch where development will be considered in the future. The New Columbia Ranch, which is being retained for its substantial surface and underground water supplies, will continue to be leased to tenants and contribute to income.

RANCH SALES

         Sale of the 5,370-acre Meridian Ranch for $11.8 million contributed $9.2 million to 1994 income. In 1993, sale of a total of 3,900 acres of farm land at the Capay/Wheatland, Merced and Meridian ranches contributed $9.9 million to revenues and $5.2 million to income. The sale of 6,750 acres of farm land at the Wilson, Merced and Meridian ranches contributed $21.7 million to revenues and $14.5 million to income in 1992.

         The Company continues to market for sale its remaining 9,440 acres at the Merced Ranch. At December 31, 1994, no agricultural parcels were in escrow.

EARTHQUAKE DAMAGE

         Following the earthquake which struck the San Fernando Valley on January 17, 1994, a $3.7 million charge was taken for damages to the Company's properties not covered by insurance. This does not include estimated damages of $3.5 million incurred by Valencia Water Company to its tanks and distribution system. The majority of these costs are expected to be recovered over time through rates approved by the CPUC for 1995, and from insurance proceeds. In 1994, the CPUC approved a $785,000 disaster recovery surcharge for emergency repairs.

GENERAL AND ADMINISTRATIVE EXPENSE

         The primary reason for an increase of 13% in total general and administrative expenses in 1994 is reduced expense recoveries for tax accounting fees billed to outside partnerships. Reductions in staff and overhead expenditures resulted in a 3% decrease in 1993 from the prior year and a 5% decrease in 1992 from 1991.

UNIT OWNERSHIP PLANS

         In 1994, a $151,000 expense was recorded for amortization of lapsed return rights in connection with restricted units issued in 1988 and 1989. An expense of $250,000 in 1993 and an expense recovery of $900,000 in 1992 were recorded for fluctuations in the market price of partnership units in connection with appreciation rights of the Company's outstanding non-qualified options.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INTEREST AND OTHER

         Increases in interest expense from prior years are attributable to a $30-million unsecured loan obtained from a major insurance company in December 1993, and rate increases on variable rate project financing. Also contributing to the increase is a reduction in interest income due to collection of notes receivable partially offset by income from additional cash available for investment.

         The increase in interest expense in 1993 was due to a construction loan and community facilities bonds for Valencia Town Center, and a ranch mortgage obtained in December 1992. Interest income recognized on notes receivable from land sales reduced the overall increase to 5%. The increase in interest expense in 1992 was due to construction financing for the regional mall after completion of the project in September 1992, short-term borrowings during the year and bank financing for the Company's wholly-owned water utility. Also, interest income was decreased by the repayment of land sale notes.

INFLATION AND RELATED FACTORS

         The Company's business, like most others, is affected by general economic conditions and is impacted significantly by conditions in its real estate markets. Also, fluctuations in interest rates and the availability of financing to land purchasers have an important impact on Company performance.

         The Company believes it is well positioned against any effects of inflation. Historically, during periods of inflation, the Company has been able to increase selling prices of properties to offset rising costs of land development and construction.

         However, in the past few years, there has been a decline in land values in California from the recession and sales prices of Company properties have shown decreases while costs have remained relatively constant. The commercial income portfolio is protected substantially from inflation since percentage rent clauses in the Company's leases tend to adjust rental receipts for inflation, while the underlying value of commercial properties over the long-term has tended to rise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



         INDEX TO FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

         Independent Auditors' Report

         Consolidated Statements of Income for the years ended
            December 31, 1994, 1993 and 1992

         Consolidated Balance Sheets at
            December 31, 1994 and 1993

         Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

         Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 1994, 1993 and 1992


         Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors of Newhall Management Corporation and Partners of The Newhall Land and Farming Company:


We have audited the accompanying consolidated balance sheets of The Newhall Land and Farming Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Newhall Land and Farming Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.




Los Angeles, California                              /s/  KPMG Peat Marwick LLP
January 18, 1995

CONSOLIDATED STATEMENTS OF INCOME

                                                             Years ended December 31,
                                                          -----------------------------
In thousands, except per unit                               1994       1993       1992
                                                          -------    -------    -------
Revenues
         Real estate
             Residential home and land sales              $58,006    $31,499    $60,088
             Industrial and other sales                    11,667     15,811      3,342
             Commercial operations                         36,385     32,469     25,487
         Agriculture
             Operations                                    16,410     15,761     17,605
             Ranch sales                                   11,800      9,912     21,660
                                                          -------    -------    -------

TOTAL REVENUES                                            134,268    105,452    128,182
                                                          -------    -------    -------

OPERATING EXPENSES
         Real estate
             Residential home and land sales               46,800     23,383     50,552
             Industrial and other sales                     6,619     11,389      2,581
             Community development                          6,679      6,126      7,759
             Commercial operations                         20,506     17,951     13,787
         Agriculture
             Operations                                    12,784     13,323     14,700
             Ranch sales                                    2,573      4,742      7,167
         Earthquake damage                                  3,700         --         --
                                                          -------    -------    -------
                                                           99,661     76,914     96,546
                                                          -------    -------    -------

OPERATING INCOME                                           34,607     28,538     31,636

         General and administrative expense                (8,427)    (7,460)    (7,706)
         (Expense) recovery from unit ownership plans        (151)      (250)       900
         Interest and other, net                          (10,455)    (8,031)    (7,619)
                                                          -------    -------    -------

NET INCOME                                                $15,574    $12,797    $17,211
                                                          =======    =======    =======

NET INCOME PER UNIT                                          $.42       $.35       $.47
                                                          =======    =======    =======



See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS


                                                                       December 31,
                                                                  ---------------------
In thousands, except units                                          1994         1993
                                                                  --------     --------
ASSETS
    Cash and cash equivalents                                       $7,656      $39,636
    Accounts and notes receivable                                   18,539       19,508

    Land under development                                          87,423       73,078
    Land held for future development                                34,103       34,563

    Property and equipment, net                                    184,683      182,332
    Other assets and deferred charges                               11,388       10,781
                                                                  --------     --------
                                                                  $343,792     $359,898
                                                                  ========     ========

LIABILITIES AND PARTNERS' CAPITAL
    Accounts payable                                               $14,877      $12,419
    Accrued expenses                                                34,419       26,794
    Deferred revenues                                                5,226        1,835
    Mortgage and other debt                                        145,991      174,157
    Advances and contributions from
         developers for utility construction                        13,477       12,067
    Other liabilities                                               17,445       21,347
                                                                  --------     --------
         Total liabilities                                         231,435      248,619


    Commitments and contingencies (Note 10)

Partners' capital
    36,760,606 units outstanding at December 31, 1994 and
           36,756,530 units outstanding at December 31, 1993       112,357      111,279
                                                                  --------     --------
                                                                  $343,792     $359,898
                                                                  ========     ========




See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years ended December 31,
                                                                   -----------------------------
In thousands                                                         1994       1993       1992
                                                                   -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $15,574    $12,797    $17,211

    Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation and amortization                               7,690      7,329      6,471
         (Increase) decrease in land under development             (14,345)   (22,951)    17,642
         Decrease  (increase) in accounts and notes receivable         969     12,796     (9,396)
         Increase (decrease) in accounts payable, accrued
              expenses and deferred revenues                        13,474     (8,527)    (6,897)
         Cost of property sold                                       1,846      7,131      7,156
         Other adjustments, net                                     (4,293)     2,071     (1,387)
                                                                   -------    -------    -------
    Net cash provided by operating activities                       20,915     10,646     30,800
                                                                   -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                             (11,887)    (9,457)   (60,023)
    Investment in joint venture                                        244        289        193
                                                                   -------    -------    -------
    Net cash used by investing activities                          (11,643)    (9,168)   (59,830)
                                                                   -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions paid                                             (14,704)   (14,704)   (22,055)
    Increase in mortgage and other debt                             17,389     54,948     53,345
    Decrease in mortgage and other debt                            (45,555)   (12,640)       (52)
    Increase (decrease) in advances and contributions
        from developers for utility construction                     1,410       (375)       267
    Other, net                                                         208        137        108
                                                                   -------    -------    -------
    Net cash (used) provided by financing activities               (41,252)    27,366     31,613
                                                                   -------    -------    -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (31,980)    28,844      2,583

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        39,636     10,792      8,209
                                                                   -------    -------    -------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $7,656    $39,636    $10,792
                                                                   =======    =======    =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Interest paid (net of amount capitalized)                   $9,385     $8,722     $6,397


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                                                               Number     Partners'
In thousands                                                  of Units     Capital
                                                              --------    ---------
BALANCE AT DECEMBER 31, 1991                                   36,755     $117,785
         Net income for year ended December 31, 1992                        17,211
         Distributions                                                     (22,055)
         Other activity, net                                        5          108
                                                               ------     --------

BALANCE AT DECEMBER 31, 1992                                   36,760      113,049
         Net income for year ended December 31, 1993                        12,797
         Distributions                                                     (14,704)
         Other activity, net                                       (3)         137
                                                               ------     --------

BALANCE AT DECEMBER 31, 1993                                   36,757      111,279
         Net income for year ended December 31, 1994                        15,574
         Distributions                                                     (14,704)
         Other activity, net                                        4          208
                                                               ------     --------

BALANCE AT DECEMBER 31, 1994                                   36,761     $112,357
                                                               ======     ========





See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1994

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

NOTE 2. INDUSTRY SEGMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company operates in two reportable industry segments: Real Estate
- -- community development including residential land sales and home building, commercial and industrial land sales, and development and operation of commercial property; Agriculture -- primarily farming. Information as to identifiable assets, capital expenditures and depreciation for these segments is summarized in Note 11. Significant accounting policies related to the Company's segments are:

REAL ESTATE/RESIDENTIAL HOME SALES: The Company's income from Residential Home Sales comes from sales of completed single and multi-family homes to homebuyers through joint ventures and limited partnerships. The Company increases its inventories of homes completed or under construction with venture partners as it funds its portion of the venture obligation and records its portion of revenues and income as the venture closes escrow on sales to homebuyers.

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

REAL ESTATE/DEVELOPMENT AND OPERATION OF COMMERCIAL PROPERTIES: The Company owns and leases apartments, commercial and industrial buildings, shopping centers and land to tenants. Except for apartments and a hotel, rents are typically based on the greater of a percentage of the lessee's gross revenues or a minimum rent. Most lease agreements require that the lessee pay all taxes, maintenance, insurance and certain other operating expenses applicable to leased properties. Apartments are rented on a six-month lease and continue on a month-to-month basis thereafter.

         Valencia Water Company (a California corporation), a wholly-owned subsidiary, is a public water utility subject to regulation by the California Public Utilities Commission. Water utility revenues include amounts billed monthly to customers and an estimated amount of unbilled revenues. Income taxes accounted for under the provisions of SFAS No. 109 are included in operating expenses. In addition to income, funds advanced or contributed by developers to the utility are subject to federal and state income taxes. Accordingly, deferred income taxes are reflected in the consolidated financial statements.

REAL ESTATE/COMMUNITY DEVELOPMENT: Preliminary planning and entitlement costs are charged to expense when incurred. After tentative map approval, expenditures for map recordation are charged to the identified project.

AGRICULTURE/OPERATIONS: Revenue is recognized as crops are delivered to farm cooperatives and other purchasers. Crops delivered to farm cooperatives are marketed throughout the year after harvest. At the time of delivery, the Company estimates the proceeds to be received from the cooperatives and records these amounts as unbilled receivables. During the year following harvest, the Company records any adjustments of such estimated amounts arising from changing market conditions. Net income for the years ended December 31, 1994, 1993, and 1992 increased approximately $1,013,000, $1,075,000, and $1,177,000, respectively, as a result of such adjustments.

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

JOINT VENTURE: The Company uses the equity method to account for an investment in a joint venture with Hilton Inns, Inc. which is less than 50% controlled.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents.

PROPERTY AND EQUIPMENT: Property is stated at cost, less proceeds from sales of easements and rights of way. Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the various assets without regard to salvage value. Lives used for calculating depreciation are as follows: buildings -- 25 to 40 years; equipment -- 3 to 10 years; water supply systems, orchards and other -- 5 to 75 years.

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

AMOUNTS PER PARTNERSHIP UNIT: Net income per unit is computed by dividing net income by the weighted average number of units and common unit equivalents (dilutive options) outstanding during the year. The number of units for the computation was 36,789,000, 36,790,000, and 36,796,000, for the years ended December 31, 1994, 1993, and 1992, respectively.

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

         At December 31, 1994, the net tax basis of the Company's assets and liabilities exceeded the Company's financial statement basis of its assets and liabilities by $204,695,000. This excess amount does not reflect the step-up in asset basis allocated to individual partners upon purchase of units subsequent to the formation of the Partnership.

         The Partnership's tax returns for the past four years are subject to examination by federal and state taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the tax basis amounts may be subject to change at a later date upon final determination by the taxing authorities.

NOTE 4. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments are as follows:

                                                                           December 31,
                                                   --------------------------------------------------------
                                                              1994                            1993
                                                   ------------------------          ----------------------
In thousands                                       Carrying          Fair            Carrying        Fair
                                                    Amount           Value            Amount         Value
                                                   --------         -------          --------       -------
Notes receivable from land sales                    $13,723         $13,723           $13,866       $13,866
Mortgage and other debt                             145,991         145,991           174,157       174,157
Advances from developers
     for utility construction                         8,874           2,149             8,353         2,007
                                                    -------         -------           -------       -------

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

NOTE 5.  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS


In thousands                                                            December 31,
                                                          ----------------------------------------
                                                               1994                      1993
                                                          ---------------          ---------------
ACCOUNTS AND NOTES RECEIVABLE

Trade receivables, less allowance for doubtful
   accounts of $1,087 and $320, respectively                    $2,366                  $1,898
Unbilled accounts receivable
   Agricultural products                                         1,521                   2,168
   Other                                                           274                     691
Notes receivable from land sales                                13,723                  13,866
Other                                                              655                     885
                                                               -------                 -------
                                                               $18,539                 $19,508
                                                               =======                 =======

LAND UNDER DEVELOPMENT
Residential                                                    $29,195                 $34,164
Industrial and commercial                                       41,781                  35,092
Homes completed or under construction
   with venture partners                                        16,215                   3,381
Other                                                              232                     441
                                                               -------                 -------
                                                               $87,423                 $73,078
                                                               =======                 =======
PROPERTY AND EQUIPMENT
Land                                                           $46,343                 $42,896
Buildings                                                      101,373                  96,932
Equipment                                                       12,526                  13,176
Water supply systems, orchards and other                        67,001                  65,639
Construction in progress                                        13,649                  15,748
                                                              --------                --------
                                                               240,892                 234,391
Accumulated depreciation                                       (56,209)                (52,059)
                                                              --------                --------
                                                              $184,683                $182,332
                                                              ========                ========
OTHER ASSETS AND DEFERRED CHARGES
Prepaid expenses                                                $1,391                    $909
Investment in joint venture                                        717                     961
Unamortized loan commitment fees                                 1,148                   1,395
Deferred charges and assets of Valencia Water Co.                5,232                   4,158
Other                                                            2,900                   3,358
                                                               -------                 -------
                                                               $11,388                 $10,781
                                                               =======                 =======
ACCRUED EXPENSES
Deferred compensation                                           $3,636                  $3,557
Operating and other accruals                                     6,310                   5,066
Project accruals                                                21,248                  15,950
Other                                                            3,225                   2,221
                                                               -------                 -------
                                                               $34,419                 $26,794
                                                               =======                 =======


In thousands                                                       December 31,
                                                  -----------------------------------------
                                                        1994                      1993
                                                  ----------------          ---------------
OTHER LIABILITIES
Warranty and other reserves                              $7,078                  $10,573
Deferred taxes of Valencia Water Company                  5,002                    4,779
Other                                                     5,365                    5,995
                                                        -------                  -------
                                                        $17,445                  $21,347
                                                        =======                  =======

NOTE 6. COMMERCIAL LEASING OPERATIONS

         A summary of the historical cost of properties held for lease, which are included in property and equipment, follows:


In thousands                                                         December 31,
                                                    -----------------------------------------
                                                        1994                        1993
                                                    -------------             ---------------
Land                                                   $40,051                    $ 36,379
Buildings                                               97,591                      93,765
Other                                                   12,942                      13,378
                                                      --------                    --------
                                                       150,584                     143,522
Accumulated depreciation                               (24,660)                    (19,661)
                                                      --------                    --------
                                                      $125,924                    $123,861
                                                      ========                    ========


         Minimum lease payments to be received under non-cancellable operating leases as of December 31, 1994 are as follows:

                     In thousands
                     1995                         $ 13,671
                     1996                           12,988
                     1997                           12,824
                     1998                           12,335
                     1999                           11,690
                     Thereafter                     74,431
                                                  --------
                                                  $137,939*
                                                  ========

* This amount does not include contingent rentals which may be received under certain leases based on lessee sales or apartment rentals. Contingent and apartment rentals received for the years ended December 31, 1994, 1993, and 1992 were (in thousands) $8,836, $8,119, and $10,927, respectively.

NOTE 7. LINES OF CREDIT

         No borrowings were outstanding against lines of credit at December 31, 1994 or 1993. At December 31, 1994, the Company had available lines of credit totaling $81 million. Revolving lines of credit for general corporate purposes include a $30 million line with Wells Fargo Bank, a $20 million line with Societe Generale, a $4 million line with Bank of America and a $10 million line with Bank One, Arizona. In addition, the Company has a $15 million revolving credit facility with Morgan Guaranty Trust Company of New York which is restricted to financing development costs of various types of commercial projects in Valencia and a $2 million line of credit with Wells Fargo Bank which is restricted to use by Valencia Water Company for working capital needs. Commitment fees range from .125% to .5% per annum of the unused portion.

         Letters of credit outstanding against available lines of credit totaled $5.5 million and $4.2 million, respectively, at December 31, 1994 and 1993.

NOTE 8. MORTGAGE AND OTHER DEBT


In thousands                                                                      December 31,
                                                            Interest          ---------------------
                                                             Rates              1994         1993
                                                            --------          --------     --------
Prudential (portfolio mortgage)                               8.995%           $60,000      $60,000
Prudential (ranch mortgage)                                    8.45%            11,520       11,760
Pacific Mutual (Valencia Water Company)                         8.0%            11,000         --
Bank of America (commercial mortgage)                          7.95%             3,388        3,414
Metropolitan (unsecured notes)                                  6.9%            30,000       30,000
Bank of America (Valencia Town Center)                      Variable              --         40,000
Community facilities bonds (Valencia Town Center)           4.5-7.5%            15,224       15,534
Land acquisition notes (McDowell Mountain Ranch)             8-8.75%             8,470       13,449
Improvement district bonds (McDowell Mountain Ranch)            5.4%             6,389         --
                                                                              --------     --------
                                                                              $145,991     $174,157
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

         In July 1994, Valencia Water Company finalized an $11 million financing with Pacific Mutual. The terms of the financing call for semi-annual interest payments with the principal payable in full at maturity on June 1, 2009. The loan is not guaranteed by the Company.

         The commercial mortgage was obtained from Bank of America in January, 1991 in conjunction with the purchase of a 50,000-square-foot office building in the vicinity of Valencia Town Center. A $1.6 million principal repayment was made on September 1, 1993 in return for a 2.05% rate reduction. The revised terms call for monthly principal and interest payments of $26,000 and a balloon payment of approximately $3.1 million at maturity on February 1, 2001.

         In December 1993, the Company completed a $30 million seven-year unsecured financing. The terms of the notes call for interest payments payable semi-annually and principal payments in equal annual installments commencing upon the third anniversary of the notes.

         In November 1994, the Company prepaid without penalty the $40 million construction loan obtained from Bank of America for Valencia Town Center. In December 1994, a $40 million revolving mortgage credit facility secured by Valencia Town Center was obtained jointly from Wells Fargo Bank and Morgan Guaranty Trust Company. The terms of the credit facility call for a commitment fee of .125% per annum of the unused portion. Borrowings bear interest at LIBOR plus 1.5% or Wells Fargo's prime rate, at the election of the Company. There were no borrowings outstanding against the facility as of December 31, 1994.

         In October 1992, tax-exempt community facilities bonds were issued to finance a portion of the costs of certain public infrastructure improvements located within or in the vicinity of Valencia Town Center, the Company's regional shopping mall which opened in September 1992. The bonds will be repaid over 20 years from special taxes levied on the mall property.

         The McDowell Mountain Ranch land acquisition notes include an 8.75% mortgage payable in annual principal and interest installments of $201,000 until maturity on March 3, 2018 and an 8% note payable in semi-annual installments commencing November 30, 1994 until maturity on May 31, 1998. The 8% note calls for additional principal paydown as parcels are sold.

         In March 1994, the City of Scottsdale placed over $17 million of improvement district bonds for construction of infrastructure improvements at McDowell Mountain Ranch. As of December 31, 1994, $11.4 million had been expended of the $17 million available to construct these improvements. A proportionate share of the bonds are repaid as parcels are sold to merchant builders and at December 31, 1994, $6.4 million is reflected as project debt. In addition, $11.9 million in community facilities district bonds were placed by the City of Scottsdale to construct certain public improvements within McDowell Mountain Ranch. Although these bonds are not reflected as project debt, the Company is obligated to pay an ad valorem property tax for these improvements until parcels are sold.

         Annual maturities of long-term debt are approximately (in thousands) $1,177 in 1995, $9,826 in 1996, $11,625 in 1997, $11,755 in 1998, $65,502 in
1999, and $46,106 thereafter.

CAPITALIZED INTEREST AND INTEREST INCOME: During 1994, 1993, and 1992, total interest expense incurred amounted to (in thousands) $12,750, $10,348 and $7,555, net of $1,830, $535 and $1,100 which was capitalized, respectively. Interest income from investments and notes receivable totaled (in thousands) $2,822 in 1994, $2,988 in 1993 and $567 in 1992.

NOTE 9.  EMPLOYEE BENEFIT PLANS

INCENTIVE COMPENSATION PLAN: Under the terms of the Company's Executive Incentive Plan, the Board of Directors may authorize incentive compensation awards to key management personnel of up to five percent of each year's income. The Board of Directors authorized awards of $662,000, $307,000 and $455,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

OPTION AND APPRECIATION RIGHTS PLAN: Under the terms of the Company's Option, Appreciation Rights and Restricted Units Plan, non-qualified options or restricted units may be granted at the market price at date of grant. The plan also allows for the granting of tandem appreciation rights or bonus appreciation rights in connection with non-qualified options, which entitle the holder to receive cash or partnership units, or a combination thereof, at a value equal to the excess of the fair market value on the date of exercise over the option price. The following non-qualified options, all without appreciation rights, were granted: 1994 -- 171,300; 1993 -- 226,200; 1992 -- 123,800. A
total of 400 restricted unit rights were granted in 1994 under the Company's Management Unit Ownership Program. No restricted units were granted in 1993 or 1992.

         No expense or recovery was recorded in 1994 for fluctuations in the market price of partnership units in connection with appreciation rights on outstanding non-qualified options. In 1993, an expense of $250,000 was recorded and, in 1992, and expense recovery of $900,000 was recorded.

A summary of changes under the plans follows:

                                            Option Price
                         -------------------------------------------------
                                                                Total (in
                           Units              Per Unit          thousands)
                         ---------      -------------------     ----------
Outstanding at
  December 31, 1992        851,850      $12.625 to $32.1875       $17,019
Granted                    226,200                  $14.625         3,308
Cancelled                  (93,700)     $14.625 to $32.1875        (2,095)
                         ---------                                -------

Outstanding at
   December 31, 1993       984,350                                 18,232
Granted                    171,700        $14.75 to $14.875         2,552
Cancelled                  (25,050)     $14.625 to $32.1875          (462)
                         ---------                                -------

Outstanding at
   December 31, 1994     1,131,000                                $20,322
                         =========                                =======

         At December 31, 1994, 580,975 options were exercisable and no options were available for future grants. On January 18, 1995, the Board of Directors adopted a new option program and approved repurchase of up to 600,000 depositary units for issuance under the program.

RETIREMENT PLANS: The Retirement Plan is Company funded and is qualified under ERISA. Generally, all employees of the Company and subsidiaries of the Company are eligible to participate in the Retirement Plan after one year of employment and attainment of age 21. Participants' benefits are calculated as 40.5% of the highest average annual earnings up to Social Security covered compensation, plus 60% of average annual earnings in excess of covered compensation, reduced pro rata for years of service less than 30.

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

         The Company's funding policy is to contribute no more than the maximum tax-deductible amount. Plan assets are invested primarily in equity and fixed income funds.

         The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 8.5 and 5 percent in 1994, 7 and 5 percent in 1993, and 8 and 6 percent in 1992, respectively. The expected long-term rate of return on assets was 9 percent for each of the three years.

         The Company also has a Supplemental Executive Retirement Plan and a Retirement Plan for Directors. The additional pension cost for these plans was $298,000 in 1994, $184,000 in 1993, and $208,000 in 1992.

         The following table sets forth the plans' funded status and amounts recognized in the Company's financial statements for the Retirement and the Pension Restoration Plans:


In thousands                                                               December 31,
                                                          ----------------------------------------------
                                                            1994               1993               1992
                                                          --------           --------           --------
Actuarial present value of
  benefit obligations:
Accumulated benefit obligation,
  including vested benefits of $10,779,
  $13,567, and $11,339, respectively                      $(11,101)          $(13,834)          $(11,524)
                                                          ========           ========           ========
Projected benefit obligation for
  service rendered to date                                $(12,725)          $(16,962)          $(15,447)
Plan assets at fair value                                   14,146             16,327             15,344
                                                          --------           --------           --------

Plan assets in excess of (less
  than)projected benefit obligations                         1,421               (635)              (103)
Unrealized net gain from past
  experience different from that
  assumed and effects of changes
  in assumptions                                            (3,912)            (1,827)            (1,873)
Unrecognized prior service costs                               770                831                892
Unrecognized net asset being
  recognized over 15 years                                    (205)              (239)              (273)
                                                          --------           --------           --------

Accrued pension cost                                       $(1,926)           $(1,870)           $(1,357)
                                                          ========           ========           ========

Net pension cost includes the following components:
Service cost-benefits earned
  during the period                                           $668               $645               $774
Interest cost on projected
  benefit obligation                                         1,157              1,196              1,224
Actual return on plan assets                                  (131)            (1,856)              (972)
Net amortization and deferral                               (1,284)               529               (309)
                                                          --------           --------           --------

Net periodic pension cost                                      410                514                717
Settlement gain                                                (88)                --                 --
                                                          --------           --------           --------

Total                                                         $322               $514               $717
                                                          ========           ========           ========

EMPLOYEE SAVINGS PLAN: The Company has an Employee Savings Plan which is available to all eligible employees. Certain employee contributions may be supplemented by Company contributions. Company contributions approximated $252,000 in 1994, $245,000 during 1993 and $298,000 during 1992.

DEFERRED CASH BONUS PLAN: In February 1991, the Compensation Committee of the Board of Directors awarded deferred bonuses payable January 15, 1999. The amount to be paid is based upon the relative percentage return on the market value of the Company's depositary units compared to the percentage return on the Standard and Poor's 500 Index over a nine-year period. No deferred cash bonuses were earned in 1994, 1993, or 1992 and accordingly, no expense was recorded.

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

         In the ordinary course of business, and as part of the entitlement and development process, the Company is required to provide performance bonds to the County of Los Angeles and the City of Santa Clarita to assure completion of certain public facilities. At December 31, 1994, the Company had performance bonds outstanding totaling approximately $125 million.

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

NOTE 11. INDUSTRY SEGMENT INFORMATION

In thousands

                                     December 31,
IDENTIFIABLE ASSETS      ----------------------------------
(at historical cost)       1994         1993         1992
                         --------     --------     --------
Real Estate
   Residential            $55,046      $46,993      $45,469
   Industrial              88,976       84,467       78,723
   Commercial             171,805      164,736      162,567
Agriculture                17,896       21,515       24,094
Administration             10,069       42,187       12,229
                         --------     --------     --------
                         $343,792     $359,898     $323,082
                         ========     ========     ========


CAPITAL EXPENDITURES
                               Years ended December 31,
                          ---------------------------------
                            1994        1993          1992
                          -------      ------       -------
Real Estate
   Residential                $85         $26         $ --
   Industrial                 366       2,277         4,147
   Commercial              10,719       6,747        51,564
Agriculture                   650         263         4,108
Administration                 67         144           204
                          -------      ------       -------
                          $11,887      $9,457       $60,023
                          =======      ======       =======


                               Years ended December 31,
DEPRECIATION AND           --------------------------------
AMORTIZATION                1994        1993          1992
                           ------      ------        ------

Real Estate
   Residential                $42         $10           $61
   Industrial                  38          47            44
   Commercial               6,678       6,202         5,001
Agriculture                   714         870         1,184
Administration                218         200           181
                           ------      ------        ------
                           $7,690      $7,329        $6,471
                           ======      ======        ======

NOTE 12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of selected quarterly financial data for 1994 and 1993:

                                        Quarter
In thousands,        ---------------------------------------------
except per unit       First         Second      Third       Fourth
                     -------       -------     -------     -------
Revenues
   1994              $14,966       $40,285     $23,400     $55,617
   1993               15,389        21,025      20,046      48,992
Operating income
   1994                  675*       14,230       5,801      13,901
   1993                3,948         5,023       5,581      13,986
Net income
   1994               (3,640)*       9,403         906       8,905
   1993                  364         1,004       1,834       9,595
Net income per unit
   1994                $(.10)*        $.26        $.02        $.24
   1993                  .01           .03         .05         .26

* Includes a charge of $3.7 million, or $.10 per unit, for earthquake damage not covered by insurance.


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

         The shareholder-directors of Newhall Management Corporation ("Corporation") are as follows:

         Thomas L. Lee, age 52, was appointed Chairman and Chief Executive Officer of the Corporation upon its formation in November, 1990 and of the former Managing General Partner in 1989. He served as President and Chief Executive Officer of the former Managing General Partner from 1987 to 1989, and as President and Chief Operating Officer from 1985 to 1987. Mr. Lee joined the predecessor corporation in 1970 and has served in various executive capacities. Mr. Lee was elected as a director in 1985. He is a director of First Interstate Bancorp, First Interstate Bank of California, CalMat, Inc. and the Los Angeles Area Chamber of Commerce.

         James F. Dickason, age 72, was elected as a director of the Corporation upon its formation in November, 1990 and of the former Managing General Partner upon its formation in 1985. He currently serves as Chairman of the Executive Committee. Mr. Dickason served as a director of the predecessor corporation from 1963 to 1985, as Chairman of the Board of Directors and Chief Executive Officer of the former Managing General Partner from 1985 to 1987 and held the same position with the predecessor corporation from 1979 to 1985.

Mr. Dickason also served as President of the predecessor corporation from 1971 until 1985. He was the managing partner of Newhall Resources' managing general partner and the managing partner of Newhall Investment Properties' managing general partner from 1983 until their liquidation in 1989 and 1988, respectively. He is also a director of the Automobile Club of Southern California and the California Museum of Science and Industry. Mr. Dickason is a Trustee of the Southwest Museum.

         George C. Dillon, age 72, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1973. He was Chairman of the Board of Directors of Manville Corporation from 1986 until 1990 and Chairman of the Executive Committee from 1990 to 1991. Previously he was Chairman and Chief Executive Officer of Butler Manufacturing Company, where he had served in various executive capacities since 1951. Mr. Dillon is a director of Phelps-Dodge Corporation and Astec Industries, Inc.

         Thomas V. McKernan, Jr., age 50, was elected a director of the Corporation in September, 1994. Mr. McKernan has been President and Chief Executive Officer since 1991, Executive Vice President from 1990 to 1991 and Vice President and Chief Financial Officer from 1985 to 1990, of the Automobile Club of Southern California. He is a director of the American Automobile Association, California Chamber of Commerce, Los Angeles Area Chamber of Commerce, Orthopedic Hospital, The Employers Group, Payden & Rygel, Ramore Girls School, Urban League and American Red Cross.

         Paul A. Miller, age 70, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1979. Mr. Miller is Chairman of the Executive Committee and a director of Pacific Enterprises, a holding company for Southern California Gas Company. He is a director of Wells Fargo Bank N.A. and Wells Fargo & Company and a Trustee of Mutual Life Insurance Company of New York and the University of Southern California. Mr. Miller is also a director of the Los Angeles World Affairs Council, and is a member of the Executive Committee of the California Business Round Table.

         Henry K. Newhall, age 56, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1982. Dr. Newhall is General Manager, Technology, Oronite Additives Division of Chevron Chemical Company. He has served in various managerial and consulting positions with Chevron since 1971.

         Jane Newhall, age 81, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1960. Miss Newhall, a private investor, is a director of the Henry Mayo Newhall Foundation and a member of the Foundation Board of Donaldina Cameron House. She is a Trustee of Mills College, the San Francisco Theological Seminary, the University Mound Ladies' Home and the Graduate Theological Union.

         Peter T. Pope, age 60, was elected a director of the Corporation in 1992. Mr. Pope has been Chairman, President and Chief Executive Officer since 1990 and Chairman and Chief Executive Officer since 1971 of Pope & Talbot, Inc. He is a director of Pope Resources, the American Paper Institute, Oregon Health Science Foundation and The Arlington Club.

         Carl E. Reichardt, age 63, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1980. Mr. Reichardt was Chairman of the Board of Directors of Wells Fargo & Company and Wells Fargo Bank, N.A., from 1983 until December, 1994. He is a director of Wells Fargo & Company, Wells Fargo Bank, N.A., Ford Motor Company, Columbia/HCA Healthcare Corporation, Pacific Gas & Electric Company, The Irvine Company and ConAgra, Inc.

         Thomas C. Sutton, age 52, was elected a director of the Corporation in November, 1991. He has been Chairman of the Board and Chief Executive Officer since 1990, President and a director from 1987 to 1990 and Executive Vice President from 1984 to 1987 of Pacific Mutual Life Insurance Company. Mr. Sutton is a director of the Association of California Life Insurance Companies and the Health Insurance Association of America. He is a trustee of the Committee for Economic Development.

         Lawrence R. Tollenaere, age 72, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1972. Mr. Tollenaere was Chairman of the Board of Directors until 1994, and Chief Executive Officer and President of Ameron, Inc. until 1993. He is Chairman of Gifford-Hill-American, Inc., and Tamco. He is a director of Pacific Mutual Life Insurance Company, The Parsons Corporation and The National Association of Manufacturers. He is past president and a director of The California Club and an honorary board member of The Employers Group. Mr. Tollenaere is a Trustee of the Huntington Library, Art Collections and Botanical Gardens, a fellow of the Society for the Advancement of Management, Emeritus Fellow of Claremount University, Governor of Iowa State University and Honorary Director of the Beavers.

         Edwin Newhall Woods, age 77, is a rancher and has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1950.

         Ezra K. Zilkha, age 69, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1977. Since 1956, Mr. Zilkha has been President of Zilkha & Sons, Inc., a private investment company, and from 1993, President of 3555 Investment Holding Company, an investment holding company. From 1979 to 1988, he was president of Zilkha Corporation, a consulting company and from 1984 to 1990 and from 1991 to 1993 he was Chairman of Union Holdings, Inc., an industrial holding company. He is a director of CIGNA Corporation, Cambridge Associates, Chicago Milwaukee Corporation, and Milwaukee Land Company. Mr. Zilkha is Trustee Emeritus of Wesleyan University and a Trustee of the Brookings Institution, Lycee Francais de New York and the French Institute/Alliance Francaise. He is also Chairman of the Board of The International Center for the Disabled.

         Peter McBean, age 84, was elected Director Emeritus upon his retirement from the Board of Directors in July of 1994. He is a rancher and had served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1940. He is being paid director's retirement benefits of $28,000 a year. As Director Emeritus he is entitled to attend meetings of the Board of Directors, at which he does not vote and receives no meeting fee.

         Each of the shareholder-directors may be contacted at the principal executive offices of the Partnership and is a citizen of the United States.

         Jane Newhall and Edwin Newhall Woods are first cousins.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Newhall Management Corporation and its officers and directors, the general partners, and persons who own more than ten percent of the Company's partnership units, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Company assists officers, directors and ten-percent unitholders to file their
Section 16(a) reports and retains a copy of the forms filed. Written representations that all required reports have been filed are obtained at the end of each year. Based upon this information, the Company believes that, during the year ended December 31, 1994, all such filing requirements were complied with.

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

         The Limited Partnership Agreement ("the Partnership Agreement") of the Partnership requires the General Partners to own at least one percent (1%) of the total number of Partnership units outstanding at all times. In order to meet this 1% requirement, the shareholder-directors had originally contributed Partnership units as capital to the former Managing General Partner. The determination as to how many Partnership units each shareholder-director would contribute was based upon the shareholdings of the shareholder-director in the predecessor corporation and his or her ability to contribute such Partnership units in order that the General Partners would own at least 1% of the total number of Partnership units outstanding at all times.

         Messrs. Henry Newhall, Woods, and Zilkha each effectively has contributed to the Managing General Partner a total of 72,000 Partnership units. Mr. McBean and Ms. Newhall each effectively has contributed to the Managing General Partner a total of 71,650 Partnership units. Messrs. Dillon, Lee, Miller, Reichardt, Tollenaere, Pope, Sutton and McKernan each effectively has contributed to the Managing General Partner a total of 2,000 Partnership units. Mr. Dickason effectively has contributed 1,650 Partnership units. The Partnership units contributed to the Managing General Partner total 376,950 or 1.0% of the total number of partnership units outstanding.

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

EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER

                                                                                                    Date of
                                                                                    Age              Office
                                                                                  -------           --------
Thomas L. Lee                                                                       52
  Chairman and Chief Executive Officer                                                                07/89

Gary M. Cusumano                                                                    51
  President and Chief Operating Officer                                                               07/89

Thomas E. Dierckman                                                                 46
  Senior Vice President - Valencia Division                                                           09/94
  Senior Vice President - Real Estate Operations                                                      07/90
  Senior Vice President - Residential Real Estate                                                     07/88

James M. Harter                                                                     48
  Senior Vice President - Newhall Ranch Division                                                      09/94
  Senior Vice President - Community Development                                                       08/92
  Project Director - Rancon Financial Group                                                           12/90
  Vice President and Project Manager / Director of                                                    07/86
                          Forward Planning - The Baldwin Company

Stuart R. Mork                                                                      42
  Vice President and Chief Financial Officer                                                          01/95
  Vice President - Finance                                                                            01/94
  Vice President - Finance and Treasurer                                                              07/92
  Treasurer                                                                                           10/87

John R. Frye                                                                        50
  Vice President - Agriculture                                                                        09/85

Gloria A. Glenn                                                                     53
  Vice President - Planning                                                                           07/90
  Senior Vice President - Planning, Valencia Company                                                  09/87

Donald L. Kimball                                                                   37
  Vice President - Controller                                                                         07/94
  Controller                                                                                          04/90
  Director of Internal Audit                                                                          06/86

Margaret M. Lauffer                                                                 35
  Vice President - Corporate Communications                                                           07/94
  Vice President - Community Relations, Valencia Company                                              01/93
  Assistant Vice President - Community Relations, Valencia Company                                    10/91
  Director - Community Relations                                                                      05/89

                                                                                                    Date of
                                                                                    Age              Office
                                                                                  -------           --------
Thomas H. Almas                                                                     60
  Secretary                                                                                           07/92
  Assistant Secretary and Assistant Treasurer                                                         10/87

Robert A. Mayhew                                                                    34
  Treasurer                                                                                           01/94
  Assistant Treasurer                                                                                 09/92
  Vice President - Real Estate Industries Group,                                                      01/89
                          Security Pacific National Bank

Carrie T. Kokenda                                                                   30
  Director of Internal Audit                                                                          11/93
  Audit Manager, Price Waterhouse                                                                     04/93
  Audit Senior Accountant, Price Waterhouse                                                           04/90
  Staff Accountant, Price Waterhouse                                                                  09/87

         The officers serve at the pleasure of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

          The following tables set forth information as to each of the five highest paid Executive Officers and their compensation for services rendered to the Company and its subsidiaries:

                          SUMMARY COMPENSATION TABLE

                                             Annual Compensation                  Long Term Compensation
                                       ------------------------------      ---------------------------------
                                                                                   Awards            Payouts
                                                                           -----------------------   -------
                                                               Other       Restricted   Number of                All
                                                               Annual         Stock    Securities               Other
         Name and                                   Bonus      Comp.         Awards    Underlying     LTIP      Comp.
   Principal Position           Year    Salary       (1)        (2)           (3)     Options/SARs   Payouts     (4)
- --------------------------      ----   --------    -------    -------      ---------- ------------   -------   -------
Thomas L. Lee                   1994   $322,000    $77,280    $60,200          0        28,200         $0      $25,957
   Chairman and                 1993    305,000          0     57,275          0        30,000          0       22,361
   Chief Executive Officer      1992    305,000     50,000     57,995          0        20,000          0       25,503

Gary M. Cusumano                1994    264,000     63,840     33,500          0        22,500          0       21,826
   President and                1993    252,000          0     31,570          0        24,000          0       17,913
   Chief Operating Officer      1992    252,000     40,000     30,375          0        15,000          0       20,754

Robert D. Wilke (5)             1994    211,000     48,952          0          0         6,000          0       17,613
   Vice Chairman and            1993    200,000     30,000          0          0        18,000          0       10,575
   Chief Financial Officer      1992    200,000     35,000          0          0        12,000          0       16,809

Thomas E. Dierckman             1994    198,000     32,000      3,520          0        10,000          0       10,574
   Senior Vice President        1993    190,000     20,000        950          0        16,000          0        9,705
                                1992    190,000     28,000        730          0        10,000          0        9,474

James M. Harter (6)             1994    140,000     22,400          0          0         9,000          0        2,730
   Senior Vice President        1993    120,000     14,000          0          0        10,000          0          692
                                1992     46,150      1,000          0          0             0          0            0
- ----------------------------------------------------------------------------------------------------------------------

(1) Represents bonus accrued during the current calendar year based on earnings for such period and paid in the subsequent calendar year.

(2) Includes general partner fees paid to Messrs. Lee and Cusumano as general partners of Newhall General Partnership of $29,000 each, director fees paid of $30,000 to Mr. Lee as a director of Newhall Management Corporation and $2,500 to Mr. Cusumano and Mr. Dierckman as directors of a wholly-owned subsidiary.

(3) The number and value of restricted unit holdings at December 31, 1994 were as follows: 4,000 units valued at $48,500 for Mr. Lee; 3,000 units valued at $36,375 for Mr. Cusumano; 2,400 units valued at $29,100 for Mr. Wilke; and 1,200 units valued at $14,550 for Mr. Dierckman.

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

(4) Totals include the following: (1) Company matching contributions to the Employee Savings Plan and Savings Restoration Plan, (2) excess life insurance premiums, and (3) long-term disability insurance premiums for Messrs. Lee and Cusumano in 1994, 1993 and 1992, and Mr. Wilke in 1992.

(5)  Retired on December 31, 1994.

(6)  Hired August 17, 1992.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                                         Value of
                                                                                                                       Options as of
                                                 Individual Grants                                                     Grant Date as
                             -------------------------------------------------------    Potential Realizable Value      Computed by
                              Number of       % of Total                                 at Assumed Annual Rates        the Modified
                             Securities      Options/SARs     Exercise                 of Stock Price Appreciation     Black-Scholes
                             Underlying       Granted To      Or Base                      for Option Term (2)            Options
                             Options/SARs    Employees in      Price      Expiration   ---------------------------       Valuation
         Name                 Granted(1)      Fiscal Year      ($/Sh)        Date          5%              10%            Model(3)
   -------------------       ------------    ------------    ---------    ----------   ----------       ----------    -------------
   Thomas L. Lee                19,000                        $14.875      7-19-04       $177,745         $450,395       $103,037
                                 9,200                        $14.750      1-19-04         85,376          216,292         49,892
                               -------                                                -----------       ----------       --------
                                28,200           16%                                      263,121          666,687        152,929
                               -------                                                -----------       ----------       --------

   Gary M. Cusumano             15,000                        $14.875      7-19-04        140,325          355,575         81,345
                                 7,500                        $14.750      1-19-04         69,600          176,325         40,672
                               -------                                                -----------       ----------       --------
                                22,500           13%                                      209,925          531,900        122,017
                               -------                                                -----------       ----------       --------

   Robert D. Wilke(4)            6,000            8%          $14.875     12-31-97          6,810           13,830          N/A


   Thomas E. Dierckman          10,000            7%          $14.875      7-19-04         93,550          237,050         54,230


   James M. Harter               9,000            5%          $14.875      7-19-04         84,195          213,345         48,807
                               -------           --                                    ----------       ----------       --------


            Total              126,400           44%                                   $1,130,647       $2,861,399       $652,929
                               =======           ==                                    ==========       ==========       ========
- -----------------------------------------------------------------------------------------------------------------------------------

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

(2) 5% compound growth results in final unit price of $24.23 for options expiring 7/19/04 and $24.03 for options expiring 1/19/04
    10% compound growth results in final unit price of $38.58 for options expiring 7/19/04 and $38.26 for options expiring 1/19/04

(3) The modified Black-Scholes Options Valuation Model modifies the Black-Scholes formula to include the impact of distributions and to allow option exercise prior to maturity. The 10-year distribution yield of 3.10% was used in the modified model.

(4) Retired on December 31, 1994 - Options will remain exercisable until December 31, 1997.

          AGGREGATED OPTIONS / SAR EXERCISES IN LAST FISCAL YEAR
                  AND FISCAL YEAR-END OPTION / SAR VALUES

                                                         Number  of
                                                   Securities  Underlying       Value of Unexercised
                             Shares               Unexercised Options/SARs    In-the-Money Options/SARs
                            Acquired                 at Fiscal Year-End        at Fiscal Year-End (1)
                               On       Value     -------------------------   -------------------------
                            Exercise   Realized                     Un-                         Un-
            Name             ( # )     ( $000 )   Exercisable   Exercisable   Exercisable   Exercisable
   -------------------      --------   --------   -----------   -----------   -----------   -----------
   Thomas L. Lee                ---        ---       146,738        91,212            $0            $0


   Gary M. Cusumano             ---        ---       112,938        70,812             0             0


   Robert D. Wilke(2)           ---        ---       103,125        38,875             0             0


   Thomas E. Dierckman          ---        ---        56,625        46,875             0             0


   James M. Harter              ---        ---         2,500        16,500             0             0
                            -------     ------    ----------    ----------    ----------    ----------

           Total                  0         $0       421,926       264,274            $0            $0
                            =======     ======    ==========    ==========    ==========    ==========
   ---------------------------------------------------------------------------------------------------

(1) Based on the difference in the unit price of $12.125 at December 31, 1994 and the exercise price of the underlying options.

(2)    Retired on December 31, 1994

EMPLOYEE BENEFIT PLANS

         The following are descriptions of the principal employee benefit plans of the Company.

RETIREMENT PLANS

         Under the Retirement Plan, participants' benefits are calculated as 40.5% of the average annual compensation of the highest five calendar years of the preceding ten years up to Social Security covered compensation, plus 60% of the average annual compensation in excess of covered compensation, reduced pro rata for years of service less than 30. Under the Pension Restoration Plan, the Company will pay any difference between the ERISA and Internal Revenue Code maximum amount payable under the Retirement Plan and the amount otherwise payable, including amounts restricted by the compensation limit.

         Credited years of service as of December 31, 1994 (to the nearest whole year) and average annual compensation for the highest five years of the last ten years are as follows: 24 years and $450,000 for Mr. Lee, 25 years and $375,000 for Mr. Cusumano, 18 years and $280,000 for Mr. Wilke, 12 years and $240,000 for Mr. Dierckman, and 2 years and $130,000 for Mr. Harter.

         The following table reflects the estimated annual benefits paid as a single life annuity upon retirement at age 65 under the Retirement Plan and Pension Restoration Plan at various assumed compensation ranges and credited years of service:

                                                 Years  of  Service
                          ---------------------------------------------------------------
         Compensation          10               20               30               40
         ------------     ------------     ------------     ------------     ------------
           $125,000         $ 24,000         $ 47,000         $ 71,000         $ 71,000
            200,000           39,000           77,000          116,000          116,000
            275,000           54,000          107,000          161,000          161,000
            350,000           69,000          137,000          206,000          206,000
            425,000           84,000          167,000          251,000          251,000
            450,000           89,000          177,000          266,000          266,000
            500,000           99,000          197,000          296,000          296,000
            550,000          109,000          217,000          326,000          326,000

         The Board of Directors has adopted a Supplemental Executive Retirement Plan pursuant to which the Company will pay benefits to specified employees so that such employees' maximum normal retirement benefit under the Retirement Plan and the Pension Restoration Plan will be earned during a period of 20 rather than 30 years of credited service. As of December 31, 1994, Robert D. Wilke and a former officer of the Company were the only participants in the plan.

         The following table reflects the estimated annual benefits under the Supplemental Executive Retirement Plan upon retirement at age 65 at various assumed compensation ranges and credited years of service:

                                                 Years  of  Service
                          ---------------------------------------------------------------
         Compensation          10               20               30               40
         ------------     ------------     ------------     ------------     ------------
           $125,000          $12,000         $24,000           $   0            $   0
            200,000           19,000          38,000               0                0
            275,000           27,000          54,000               0                0
            350,000           34,000          68,000               0                0
            425,000           40,000          83,000               0                0

CHANGE IN CONTROL SEVERANCE PROGRAM

         The Partnership entered into severance agreements in March 1988 with two current executive officers, Thomas L. Lee and Gary M. Cusumano, under which each such officer is entitled to certain benefits in the event of a "change of control." Under the provisions of the severance agreements, a "change of control" is deemed to have occurred where (i) any "person" (other than a trustee or similar person holding securities under an employee benefit plan of the Partnership, or an entity owned by the Unitholders in substantially the same proportions as their ownership of units) becomes the beneficial owner of 25% or more of the total voting power represented by the Partnership's then outstanding voting securities, (ii) Newhall Management Corporation is removed as Managing General Partner of the Managing General Partner, or (iii) the holders of the voting securities of the Partnership approve a merger or consolidation of the Partnership with any other entity, other than a merger or consolidation which would result in the voting securities of the Partnership outstanding immediately prior thereto continuing to represent (either by remaining standing or by being converted into voting securities of the surviving entity) at least 75% of the total voting power represented by the voting securities of the Partnership or such surviving entity outstanding immediately after such merger or consolidation, or (iv) a plan of complete liquidation of the Partnership is adopted or the holders of the voting securities of the Partnership approve an agreement for the sale or disposition by the Partnership (in one transaction or a series of transactions) of all or substantially all the Partnership's assets. Entitlement to benefits arises if, within two years following a change in control, the officer's employment is terminated or if he elects to terminate his employment following action by the Partnership which results in (i) a reduction in salary or other benefits, (ii) change in location of employment (iii) a change in position, duties, responsibilities or status inconsistent with the officer's prior position or a reduction in responsibilities, duties, or offices as in effect immediately before the change in control, or (iv) the failure of the Partnership to obtain express assumption by any successor of the Partnership's obligations under the severance agreement.

         Benefits payable under the agreements consist of (i) payment in a single lump sum equal to continuation of monthly payments of base salary for three years, (ii) payment in a single lump sum of three times the average bonus payments for the two fiscal years preceding the change in control, (iii) continuation of participation in insurance and certain other fringe benefits for three years, (iv) immediate vesting of deferred compensation or nonqualified retirement benefits and options and related appreciation rights, (v) immediate lapse of any Partnership rights to the return or repurchase of Units granted pursuant to Units Rights,
(vi) a retirement benefit equivalent to the additional benefits that would have accrued under Partnership retirement plans if employment had continued for two years, and (vii) reduction of required service for full retirement benefits from 30 years to 20 years through a non-qualified arrangement. Benefits payable under the agreements are instead of any severance pay benefits under the Partnership's general severance pay policy. The agreements are not contingent upon the officers actively seeking other employment, but provide for some offset of benefits if other employment (other than self-employment) is obtained. For each month of employment (other than self-employment) during the three years following termination of employment with the Partnership, the officer must return to the Partnership the lesser of 1/36 of the salary continuation payment or the compensation received from the new employer for that month. In addition, to the extent the new employer provides the officer with comparable medical, dental, disability or life insurance coverage, such benefits under the severance agreements will terminate.

RETIREMENT PLAN FOR DIRECTORS

         Directors who cease to be directors after at least five years of service on the Board of Directors, will be eligible for retirement benefits under a Retirement Plan for Directors. This Plan covers service only as an outside director. A director who retires as an employee of the Company but continues on the Board is eligible for benefits under this Plan if he or she serves on the Board for at least five years after retirement as an employee. Under the Plan, each eligible director is entitled to an annual retirement benefit equal to the greater of $28,000 or the annual retainer on the date of retirement. Quarterly benefit payments will commence after a director ceases to be a director (but not before age 65) and continue for a period equal to the length of the director's service as an outside director or until death, whichever occurs first. Retired directors are entitled to continue to participate in the Partnership matching gift program for amounts up to five thousand dollars per annum for five years after retirement.

COMPENSATION OF THE DIRECTORS

         The Partnership Agreement provides that the compensation of the general partners and their partners, directors, officers and employees shall be determined by the Managing General Partner. Both the compensation committee and the nominating committee of the Board of Directors of Newhall Management Corporation, the Managing General Partner of Newhall Management Limited Partnership, have been granted authority by the Board of Directors to determine certain compensation issues. Members of the Board receive an annual retainer fee of $24,000 for serving on the Board and a fee of $1,000 for attending each meeting of the Board or committee of which they are a member. Committee chair-persons receive a fee of $500 in addition to the regular meeting fee for each meeting they conduct. Members of the Board of Directors will also receive reimbursement for travel and other expenses related to attendance at meetings of the Board of Directors and of the committees. In addition, the Partnership Agreement requires the Partnership to reimburse the Managing General Partner for any federal or California income taxes imposed upon the Managing General Partner or its Managing General Partner as a result of its activities as Managing General Partner. Under the terms of the 1995 Option/Award plan adopted by the Board of Directors on January 18, 1995, each non-employee Board member ("Independent Director") may elect to have all or any portion of the annual retainer fee paid in depositary units instead of cash.

         The 1995 Option/Award Plan also provides each Independent Director serving on the Board on January 18, 1995, and each newly elected or appointed Independent Director, with a nonstatutory option (Automatic Option) to purchase 1,500 depositary units. On the third Wednesday of July of each year that occurs after January 18, 1995, each continuing Independent Director will automatically receive an Automatic Option to purchase 500 depositary units. Each Automatic Option vests immediately and has a term of 10 years. Generally, the Independent Director may exercise his or her option for a period of 3 months after termination of service as an Independent Director for any reason other than death or "retirement," 12 months after the date of death and 36 months after the date of "retirement." "Retirement" means the first day the Independent Director ceases to serve as an Independent Director after serving as an Independent Director for at least five years.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company currently maintains a $30 million unsecured revolving credit facility, and a subsidiary of the Company has a $2 million revolving credit line with Wells Fargo Bank, N.A. (the "Bank"). In addition, in December, 1994, a $40 million revolving mortgage credit facility was finalized jointly with Wells Fargo Bank and Morgan Guaranty Trust of New York. There were no borrowings outstanding against these credit lines at December 31, 1994. Certain of the Company's employee benefit plans have invested approximately $13 million in funds managed by the Bank and the Bank has extended approximately $3 million in letters of credit to the Company. The Bank is the principal subsidiary of Wells Fargo & Company. Carl E. Reichardt, former Chairman of the Board of the Bank and Wells Fargo & Company, is a director of the Managing General Partner of the Managing General Partner. In addition, a director of the Managing General Partner of the Managing General Partner, Paul A. Miller, is also a director of the Bank and Wells Fargo & Company.

         In June 1994 Valencia Water Company, a wholly-owned subsidiary of the Company, borrowed $11 million from Pacific Mutual Life Insurance Company. In addition, the Company has acquired two life insurance policies for its two senior officers with face amounts of approximately $1.5 million each from Pacific Mutual. Mr. Thomas C. Sutton, a director of the Company, is Chairman of the Board and Chief Executive Officer of Pacific Mutual Life Insurance Company. All of the foregoing transactions are at rates and terms comparable to those of similar transactions with unrelated parties. Mr. Lawrence R. Tollenaere, a director of the Company, is also a director of Pacific Mutual Life Insurance Company.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
OF NEWHALL MANAGEMENT CORPORATION

COMPENSATION COMMITTEE CHARTER

         The Compensation Committee determines or approves compensation of all executive officers of the Company and reviews management development issues. It has regularly scheduled meetings two times a year, and meets at other times as appropriate. During 1994 the committee met four (4) times.

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

         The Company's objective is for the base salary, annual incentive compensation and long-term incentive compensation of senior management over time to approximate the median levels for an industry comparison group consisting primarily of real estate companies with which the Company competes for executive talent. From year-to-year, however, relative compensation levels may vary due largely to variances in individual company performance. It should be pointed out that the companies with which the Company competes for executive talent are not the same as those in the Wilshire Real Estate Securities Index shown in the performance graph. In addition, for individual managers, there is also a subjective element relating to his or her success in meeting individual performance goals determined at the beginning of each year. These goals are for the business segment he or she manages including personal goals for increasing unitholder values through profitability and, most importantly, the value of the Company's landholdings.

BASE SALARY COMPENSATION

         The base salary for each executive officer is determined on the basis of internal comparability considerations and base salary levels in effect for comparable positions at the Company's principal competitors for executive talent. External salary data provided to the Committee by an independent compensation consulting firm indicate that these salaries for 1994 were generally at or below the median level for such companies. Salaries are reviewed on an annual basis, and adjustments to each executive officer's base salary, if any, are made based upon individual performance and salaries paid by the Company's competitors after giving effect to varying job responsibilities.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
OF NEWHALL MANAGEMENT CORPORATION (continued)

ANNUAL MERIT AND INCENTIVE COMPENSATION (BONUSES)

         Annual cash bonuses under the Company's Executive Incentive Plan are earned by each executive officer on the basis of the Company's earnings, division performance and/or the attainment of individual goals in the previous fiscal year. Target earnings projections for the Company and each division from the Company's business plan and individual goals are developed at the beginning of the year. Target bonuses are determined as percentages of base salaries for each management group and are generally set to produce bonuses comparable to other real estate companies over a period of time. The bonuses earned are then calculated at the end of the year using the target percentages, increased or decreased by multiples which give effect to the earnings achieved and individual goals accomplished. The multiple results in the bonus percentages attributable to company and division earnings being increased at twice the percentages by which actual earnings exceed targeted earnings and reduced at three times the percentages by which actual earnings are less than targeted earnings. There are no bonuses for these components of the formula if earnings are less than 75% of target. The aggregate amount of such incentive bonuses may not exceed 5% of the Company's net income before deducting the incentive awards. The 1994 bonuses continue to be at or below industry levels. The target bonuses (except for Mr. Lee's bonus) are recommended by the Company's Chief Executive Officer, Mr. Lee, and approved by the Compensation Committee and the Board of Directors.

         The total of the cash bonuses paid for 1994 was $662,000 (or 4.1% of 1994 income before bonuses), versus $307,000 in 1993 (2.3% of income before bonuses), or a 115.6% increase from 1993 to 1994. This increase reflects the Company's increased earnings from 1993 to 1994 and the fact that Messrs. Lee and Cusumano did not receive cash bonuses in 1993. In lieu of cash bonuses, Mr. Lee was awarded options for 9,200 units and Mr. Cusumano was awarded options for 7,500 units for 1993. The increase in bonuses for 1994 recognizes the improved earnings in 1994 over 1993 of 21.7%, the expansion of the Company's merchant builder program in Valencia, the successful recovery from the Northridge earthquake, expansion of the portfolio of income producing properties, the continuing progress of the Company's expansion into the Arizona market, and the successful restructuring of the Company's operating groups into more autonomous, profit-oriented divisions.

LONG-TERM INCENTIVE COMPENSATION

         The equity component of compensation is designed to encourage growth in unitholder value and includes unit options, appreciation rights and restricted units under the Company's 1995 Option/Award Plan. Awards are generally made at mid-year to key management personnel who are in positions to make substantial contributions to the long-term success of the Company. These unit awards mature and are expected to grow in value over time and for that reason represent compensation which is attributable to service over a period of up to ten years. This focuses attention on managing the Company from the perspective of an owner with an equity stake in the business.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
OF NEWHALL MANAGEMENT CORPORATION (continued)

         There were no appreciation rights or restricted units granted during the year. The size of the unit options granted to each executive officer is based on the aggregate exercise price. Generally it is set at a multiple of salary which the Committee deems appropriate in order to create a meaningful opportunity for ownership based upon the individual's current position with the Company. The unit options granted also take into account comparable awards to individuals in similar positions in the industry, as reflected in external surveys and as reported to the Committee by an independent compensation consultant, and the individual's potential for future responsibility and promotion over the option term. The value of the unit options granted during 1994 were at or below those of the Company's competitors in the independent consultant's survey.

CHIEF EXECUTIVE OFFICER COMPENSATION

         Mr. Lee's salary was last increased in January 1994 by $17,000 to $322,000 per annum, the first increase since February 1990, and he was paid a cash bonus for 1994 of $77,280. His annual salary and bonus have declined from a high of $540,000 for 1990 to $399,280 in 1994 due to reduced incentive compensation. The increase in Mr. Lee's base salary during 1994 was in recognition of his performance and to maintain appropriate relationships with other salaries and compensation packages within the Company and the industry.

         Mr. Lee's bonus for 1994 of $77,280 was calculated by applying a multiple of 120% to his target bonus of 20% of his salary. The target bonus percentage was established at the beginning of the year as described earlier and was based entirely upon Company earnings. The multiple gives effect to the amount by which the Company's earnings exceeded target earnings. Mr. Lee received 9,200 unit options at the then market price of $14.75 in lieu of a cash bonus for 1993.

         Long-term incentive compensation of 19,000 Unit options was granted to Mr. Lee in July, 1994, a reduction of 11,000, or 36.6%, from the 1993 grant of 30,000 options. While presenting an opportunity for him to add to his equity stake in the Company, the value of the 19,000 unit options granted to Mr. Lee was less than the median of the long-term incentive compensation of his peers in the industry group. As noted above, Mr. Lee was also granted 9,200 options in January 1994 in lieu of a 1993 cash bonus for a total of 28,200 options during 1994. The long-term benefits of the unit options are expected to be realized over the next ten years during which Mr. Lee's emphasis on earnings, land entitlements, investments in income producing properties, geographic diversification and strategic planning are expected to yield benefits for the Company's investors.

SECTION 162 LIMIT

         Section 162(m) of the Internal Revenue Code ("Section 162") limits federal income tax deductions for compensation paid to the Chief Executive Officer and the four other most

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
OF NEWHALL MANAGEMENT CORPORATION

highly compensated officers of a public company to $1 million per year, but contains an exception for performance-based compensation that satisfies certain conditions. The Internal Revenue Service has indicated that it is studying whether Section 162 applies to publicly traded limited partnerships such as the Company.

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

COMPENSATION COMMITTEE MEMBERS

         The Compensation Committee of the Board of Directors of Newhall Management Corporation is comprised of the following five directors:

         George C. Dillon (Chairman)
         James F. Dickason
         Peter T. Pope
         Carl E. Reichardt
         Lawrence R. Tollenaere

The Newhall Land and Farming Company
Stock Performance Analysis (5-year Total Return*)

                                                                                                                             5-year
                                                                                                                             Total
Total Annual Return      1985      1986      1987      1988      1989      1990      1991      1992      1993     1994       Return
NHL                     91.816%    4.038%   -3.097%   93.370%    9.499%   -44.98%    25.50%   -23.16%    15.32%   -22.05%    -52.31%
S&P 500                 31.770%   18.680%    5.250%   16.550%   31.660%    -3.19%    30.53%     7.65%    10.06%     1.31%     51.68%
WRESI                   53.020%   21.540%   -9.650%   34.720%    1.770%   -48.53%    13.25%    -9.80%    19.46%    -5.60%    -40.72%


Value of $100
  invested 12/31/84      1985      1986      1987      1988      1989      1990      1991      1992      1993     1994

NHL                     191.816  199.5616  193.3816  373.9418  409.4637  225.2827  282.7368  217.2575  250.5317  195.2895
S&P 500                 131.77   156.3846  164.5948  191.8353  252.5703  244.5133  319.1632  343.5792  378.1433   383.097
WRESI                   153.02   185.9805  168.0334  226.3746  230.3814  118.5773  134.2888  121.1285  144.7001  136.5969


The 10-year graph assumes $100 invested on December 31, 1984 in The Newhall Land and Farming Company, S&P 500 Index and the Wilshire Real Estate Securities Index (Real Estate Operating Companies only).

The 5-Year Total Return assumes $100 invested on December 31, 1989.

*  Total Return includes reinvestment of dividends.

** Wilshire Real Estate Securities Index (consists of the following real estate
operating companies:   American Real Estate Partnership, Arbor Property Trust,
Catellus Development Corporation, Forest City Enterprises, Inc. , John Q. Hammons Hotels, Host Marriott Corporation, La Quinta Motor Inns, National Realty L.P., The Newhall Land and Farming Company, Rouse Company).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

DIRECTORS AND OFFICERS

         The following table sets forth the number of units beneficially owned by each director of Newhall Management Corporation, each of the Company's five highest paid executives and all directors and officers as a group as of December 31, 1994.

                                 Amount and Nature         Percent
        Name                  of Beneficial Ownership      of Class
- ----------------------        -----------------------      --------
Gary M. Cusumano                  236,538       (2)           0.6%
James F. Dickason                  41,170   (1) (3)           0.1
Thomas E. Dierckman                64,941       (4)           0.2
George C. Dillon                    5,600   (1) (5)             *
James M. Harter                     3,151       (6)             *
Thomas L. Lee                     236,054   (1) (7)           0.6
Thomas V. McKernan, Jr.             2,000   (1) (8)             *
Paul A. Miller                      2,400   (1)                 *
Henry K. Newhall                1,042,868   (1) (8)           2.8
Jane Newhall                    1,071,650   (1)               2.9
Peter T. Pope                       3,000   (1)                 *
Carl E. Reichardt                   7,000   (1) (9)             *
Thomas C. Sutton                    2,000   (1)                 *
Lawrence R. Tollenaere             24,000   (1)                 *
Robert D. Wilke                   141,525       (10)          0.4
Edwin Newhall Woods               774,354   (1) (11)          2.1
Ezra K. Zilkha                  1,172,600   (1) (12)          3.2
All directors and officers      4,958,859                    13.5%
         as a group

     *  Represents less than 0.1% of the securities outstanding.

(1) Includes 72,000 units each for Messrs. Henry K. Newhall, Woods and Zilkha, 71,650 units for Miss Jane Newhall, 2,000 units each for Messrs. Dillon, McKernan, Miller, Pope, Reichardt, Sutton and Tollenaere and 1650 units for Mr. Dickason which are held by the Managing General Partner. Includes 2,000 units held by the Managing General Partner and 20 units contributed to Newhall General Partnership in the case of Mr. Lee. Of the total of 376,950 units held by the Managing General Partner beneficially for the directors, including 71,650 held for Mr. McBean, Director Emeritus, 20 units have been contributed to Newhall General Partnership, and of those 20 units, 10 units have been contributed back to the Managing General Partner by Newhall General Partnership. See Item 10 of this Annual Report on Form 10-K for information on a shareholders' agreement, voting trust agreement, and limited partnership agreement relating to these units.

(2) Includes 112,938 units which Mr. Cusumano has the right to acquire and 3,000 restricted units which may be returned to the Partnership under certain circumstances pursuant to the Company's Option, Appreciation Rights and Restricted Units Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

DIRECTORS AND OFFICERS (Continued)

(3) The Partnership is advised that Mr. Dickason has sole voting and investment power as to 39,520 units held by a trust for which he is a trustee.

(4) Includes 56,625 units which Mr. Dierckman has the right to acquire and 1,200 restricted units which may be returned to the Partnership under certain circumstances pursuant to the Company's Option, Appreciation Rights and Restricted Units Plan and 1,862 held by the Company's Employee Savings Plan.

(5)      Includes 3,600 units owned by Mr. Dillon's wife.

(6) Includes 2,500 units which Mr. Harter has the right to acquire pursuant to the Company's Option, Appreciation Rights and Restricted Units Plan and 374 units held by the Company's Employee Savings Plan.

(7) Includes 146,738 units which Mr. Lee has the right to acquire and 4,000 restricted units which may be returned to the Partnership under certain circumstances pursuant to the Company's Option, Appreciation Rights and Restricted Units Plan.

(8) The Partnership is advised that Henry K. Newhall has sole voting and investment power as to 80,928 held by trusts for which he is the trustee and beneficiary. Voting and investment power is shared with Peter McBean and others as to 889,940 units held by certain trusts.

(9) Mr. Reichardt has sole voting and investment power as to 3,000 units held by trusts for which he is the trustee.

(10) Includes 103,125 units which Mr. Wilke has the right to acquire and 2,400 restricted units which may be returned to the Partnership under certain circumstances pursuant to the Company's Option, Appreciation Rights and Restricted Units Plan.

(11) The Partnership is advised that Mr. Woods has sole voting and investment power as to 335,846 of these units owned by him and sole voting and investment power as to 312,208 of these units held of record by a trust under which he is the trustee. Also included are 54,300 units owned by Mr. Woods' wife as to which he disclaims any beneficial ownership.

(12) Includes 230,600 units held by Zilkha & Sons, Inc. for which the Partnership is advised that Mr. Zilkha has sole voting and investment power and 30,000 units held by Mr. Zilkha's wife for which he disclaims beneficial ownership.

         Except as indicated otherwise in the above notes, the specified persons possess sole voting and investment power as to the indicated number of units to the best knowledge of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

DIRECTORS AND OFFICERS (Continued)

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

CERTAIN UNITHOLDERS

         The following table sets forth the names and addresses and unitholdings of the only persons known to the Partnership to be beneficial owners of more than five percent of the outstanding units of the Partnership as of December 31, 1994. Except as otherwise indicated, such unitholders have sole voting and investment power to the best knowledge of the Partnership.

                                                   Amount              Percent
  Name and Address                           Beneficially Owned       Of Class
- -----------------------------                ------------------       ---------
State Farm Mutual Automobile                 3,500,758                   9.5%
  Insurance Company
    One State Farm Plaza
    Bloomington, Illinois 61710

State of Wisconsin                           2,121,260                   5.8%
  Investment Board
   P. O. Box 7842
   Madison, Wisconsin 53707

Peter McBean                                 1,961,324(1)                5.3%
   100 California Street
   San Francisco, California  94111

(1)      See footnote (1) under Directors and Officers.

         To the best knowledge of the management of the Company, no other person owned beneficially more than five percent of the outstanding units of the Company on that date. With respect to the above information, the Company has relied upon Schedule 13G filings and information received from such persons.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company expects to complete two transactions in 1995 with a partnership, one of whose partners is the son of Robert D. Wilke, who retired as Vice Chairman and Chief Financial Officer on December 31, 1994. The first transaction is to sell approximately one acre of land for use as a car wash for $1.1 million and the second is to lease 2,074 square feet of retail space at approximately $7,000 per month for 20 years with a 5-year option for use as an auto service center. The terms of the transactions are at or above prevailing terms for similar transactions.

For additional related party information see Compensation Committee Interlocks and Insider Participation in Item 11 - Executive Compensation.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed with this report:

    1.   Financial Statements - The Consolidated Financial Statements of the
         Company: Consolidated Statements of Income for the years ended December 31, 1994, December 31, 1993 and December 31, 1992, Consolidated Balance Sheets as of December 31, 1994 and December 31, 1993, Consolidated Statements of Cash Flows for the years ended December 31, 1994, December 31, 1993 and December 31, 1992, Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 1994, December 31, 1993 and December 31, 1992, and Notes to Consolidated Financial Statements.

    2. Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

          3(a)   The Newhall Land and Farming Company (a California Limited Partnership) Limited Partnership Agreement incorporated by reference to Exhibit 3(e) to Registrant's Registration Statement on Form S-14 filed August 24, 1984.

           (b)   First Amendment to Limited Partnership Agreement of The Newhall Land and Farming Company (a California Limited
                 Partnership) incorporated by reference to Exhibit 3(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

             4   Depositary Receipt for Units of Interest, The Newhall Land and Farming Company (a California Limited Partnership)
                 incorporated by reference to Exhibit 4 of the Company's Annual Report on Form 10-K for the year ended December 31,
                 1990.

    *    10(a)   Option, Appreciation Rights and Restricted Units Plan (First Amendment and Restatement) of The Newhall Land and
                 Farming Company (a California Limited Partnership) incorporated by reference to Exhibit 10(a) of the Company's
                 Annual Report on Form 10-K for the year ended December 31, 1993.

    *      (b)   Newhall Executive Incentive Plan incorporated by reference to Exhibit 10(f) to Registrant's Registration Statement
                 on Form S-14 filed August 24, 1984.

    *      (c)   The Newhall Land and Farming Company Employee Savings Plan incorporated by reference to the Company's Registration
                 Statement on Form S-8 dated May 24, 1994.

    *      (d)   The Newhall Land and Farming Company Retirement Plan Restatement, Amendments No. 1 through 5, incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

    *      (e)   Form of Severance Agreements incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form
                 10-K for the year ended December 31, 1993.

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

    *      (h)   The Newhall Land and Farming Company Senior Management Survivor Income Plan incorporated by reference the
                 Company's Annual Report on Form 10-K for the year ended December 31, 1993.

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

    *      (n)   The Newhall Land and Farming Company Pension Restoration Plan (As restated effective January 15, 1992)
                 incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1991.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

           (o)   Trust Agreement dated January 15, 1992 between the Partnership and Newhall Management Corporation incorporated by reference to Exhibit 10(p)to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

           (p)   The Newhall Land and Farming Company Employee Unit Purchase Plan incorporated by reference to the Company's
                 Registration Statement on Form S-8 dated May 24, 1994.

    *      (q)   The Newhall Land and Farming Company 1995 Option/Award Plan incorporated by reference to the Company's
                 Registration Statement on Form S-8 dated March 22, 1995.

    *      (r)   Amendment No. 1 to The Newhall Land and Farming Company Retirement Plan.

    *      (s)   Memorandum of Understanding Between The Newhall Land and Farming Company and Robert D. Wilke.

            11   Computation of earnings per unit.

            21   Subsidiaries of the Registrant.

            27   Financial Data Schedule

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

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

    *    The items marked above constitute Executive Compensation Plans and
                 Arrangements.


(b) There was no current report on Form 8-K filed with respect to the quarter ended December 31, 1994.

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

                                   THE NEWHALL LAND AND FARMING COMPANY
                                    (a California Limited Partnership)
                                                Registrant

                                   By  Newhall Management Limited Partnership,
                                          Managing General Partner

                                   By  Newhall Management Corporation,
                                          Managing General Partner


         Date:  March 15, 1995     By    / S /   THOMAS L. LEE
                                       ---------------------------------------
                                          Thomas L. Lee
                                          Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Date:  March 15, 1995     By    / S /   THOMAS L. LEE
                                       ---------------------------------------
                                          Thomas L. Lee, Chairman
                                          and Chief Executive Officer of
                                          Newhall Management Corporation
                                          (Principal Executive Officer)


         Date:  March 15, 1995     By    / S /  STUART R. MORK
                                       ---------------------------------------
                                          Stuart R. Mork
                                          Vice President and Chief Financial
                                          Officer
                                          Newhall Management Corporation
                                          (Principal Financial Officer)


         Date:  March 15, 1995     By    / S /   DONALD L. KIMBALL
                                       ---------------------------------------
                                          Donald L. Kimball, Vice President -
                                          Controller
                                          Newhall Management Corporation
                                          (Principal Accounting Officer)

Directors of Newhall Management Corporation:

         Date:  March 15, 1995     By    / S /   James F. Dickason
                                       ---------------------------------------
                                          James F. Dickason


         Date:  March 15, 1995     By    / S /   George C. Dillon
                                       ---------------------------------------
                                          George C. Dillon


         Date:  March 15, 1995     By    / S /   Thomas L. Lee
                                       ---------------------------------------
                                          Thomas L. Lee


         Date:  March 15, 1995     By    / S /   Thomas V. McKernan, Jr.
                                       ---------------------------------------
                                          Thomas V. McKernan, Jr.


         Date:  March 15, 1995     By    / S /   Paul A. Miller
                                       ---------------------------------------
                                          Paul A. Miller


         Date:  March 15, 1995     By    / S /   Henry K. Newhall
                                       ---------------------------------------
                                          Henry K. Newhall


         Date:  March 15, 1995     By    / S /   Jane Newhall
                                       ---------------------------------------
                                          Jane Newhall


         Date:  March 15, 1995     By    / S /   Peter T. Pope
                                       ---------------------------------------
                                          Peter T. Pope


         Date:  March 15, 1995     By    / S /   Carl E. Reichardt
                                       ---------------------------------------
                                          Carl E. Reichardt


         Date:  March 15, 1995     By    / S /   Thomas C. Sutton
                                       ---------------------------------------
                                          Thomas C. Sutton


         Date:  March 15, 1995     By    / S /   Lawrence R. Tollenaere
                                       ---------------------------------------
                                          Lawrence R. Tollenaere


         Date:  March 15, 1995     By    / S /   Edwin Newhall Woods
                                       ---------------------------------------
                                          Edwin Newhall Woods


         Date:   March 15, 1995    By    / S /   Ezra K. Zilkha
                                       ---------------------------------------
                                          Ezra K. Zilkha

                     THE NEWHALL LAND AND FARMING COMPANY

                              INDEX TO EXHIBITS

Item 14 (a) 3

 Exhibit
 Number           Description
- --------         -------------
   10(r)         Amendment No. 1 to The Newhall Land and Farming Company Retirement Plan

   10(s)         Memorandum of Understanding Between The Newhall Land and Farming Company and Robert D. Wilke.

   11            Computation of earnings per unit

   21            Subsidiaries of the Registrant

   23            Independent Auditors' Consent

   27            Financial Data Schedule