Form 10-Q
period 1995-03-31
NEWHALL LAND & FARMING CO /CA/
filed 1995-05-12
CIK 751976

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                  FORM  10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       or
         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from        to

     For Quarter Ended March 31, 1995         Commission file number 1-7585


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

                                                              Three months ended
                                                                   March 31,
                                                            ----------------------
In thousands, except per unit                                1995           1994
- ----------------------------------------------------------------------------------
Revenues
  Real estate
    Residential home and land sales                         $10,145        $ 4,681
    Industrial and other sales                                5,411            953
    Commercial operations                                     8,833          7,682
                                                            ----------------------
                                                             24,389         13,316
  Agriculture
    Operations                                                  653          1,650
                                                            ----------------------
Total revenues                                              $25,042        $14,966
                                                            ======================

Contribution to income
  Real estate
    Residential home and land sales                         $   424        $   968
    Industrial and other sales                                1,712           (201)
    Community development                                    (1,817)        (1,035)
    Commercial operations                                     4,306          3,498
                                                            ----------------------
                                                              4,625          3,230
  Agriculture
    Operations                                                  408          1,145
  Earthquake damage                                              --         (3,700)
                                                            ----------------------
  Operating income                                            5,033            675
  General and administrative expense                         (2,050)        (1,834)
  Interest and other, net                                    (2,597)        (2,481)
                                                            ----------------------
Net income (loss)                                           $   386        $(3,640)
                                                            ======================
Net income (loss) per unit                                  $  0.01        $ (0.10)
                                                            ======================
Number of units used in computing per unit amounts           36,514         36,757
Cash distributions per unit                                 $  0.10        $  0.10

Part I. Financial Information                                            3.
Item 1 - Financial Statements

Consolidated Balance Sheets

                                                              March 31,        December 31,
In thousands, except units                                      1995              1994
- -------------------------------------------------------------------------------------------
                                                             (Unaudited)
ASSETS
   Cash and cash equivalents                                   $6,600              $7,656
   Accounts and notes receivable                               16,096              18,539

   Land under development                                      91,989              87,423
   Land held for future development                            34,103              34,103

   Property and equipment, net                                184,255             184,683
   Other assets and deferred charges                           12,570              11,388
                                                             ----------------------------
                                                             $345,613            $343,792
                                                             ============================

LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                           $14,283             $14,877
   Accrued expenses                                            34,096              34,419
   Deferred revenues                                            5,058               5,226
   Mortgage and other debt                                    158,678             145,991
   Advances and contributions from
     developers for utility construction                       15,199              13,477
   Other liabilities                                           17,624              17,445
                                                             ----------------------------
     Total liabilities                                        244,938             231,435


Partners' capital
   36,167,905 units outstanding, excluding 600,000 units
     in treasury, at March 31, 1995 and 36,760,606 units
     outstanding at December 31, 1994                         100,675             112,357
                                                             ----------------------------
                                                             $345,613            $343,792
                                                             ============================

Part I. Financial Information                                                 4.
Item 1 - Financial Statements

Consolidated Statements of Cash Flows

Unaudited                                                      Three months ended
                                                                    March 31,
                                                              --------------------
In thousands                                                   1995         1994
- ----------------------------------------------------------------------------------
Cash flows from operating activities:

Net income (loss)                                               $386       ($3,640)

Adjustments to reconcile net income to net cash
  used by operating activities:
  Depreciation and amortization                                1,937         1,835
  Increase in land under development                          (4,566)       (7,173)
  Decrease (increase) in accounts and notes receivable         2,443        (4,473)
  (Decrease) increase in accounts payable, accrued
    expenses and deferred revenues                            (1,085)        5,214
  Cost of property sold                                           10            71
  Other adjustments, net                                      (1,086)        1,452
                                                             ---------------------
Net cash used by operating activities                         (1,961)       (6,714)
                                                             ---------------------
Cash flows from investing activities:
  Purchase of property and equipment                          (1,519)       (4,506)
  Investment in joint venture                                     83             7
                                                             ---------------------
  Net cash used by investing activities                       (1,436)       (4,499)
                                                             ---------------------
Cash flows from financing activities:
  Distributions paid                                          (3,676)       (3,676)
  Increase (decrease) in mortgage and other debt              12,687          (690)
  Purchase of partnership units                               (8,547)           --
  Other, net                                                   1,877           (68)
                                                             ---------------------
  Net cash provided (used) by financing activities             2,341        (4,434)
                                                             ---------------------
Net decrease in cash and cash equivalents                     (1,056)      (15,647)

Cash and cash equivalents, beginning of period                 7,656        39,636
                                                             ---------------------
Cash and cash equivalents, end of period                      $6,600       $23,989
                                                             =====================

Part I. Financial Information                                                 5.
Item 1 - Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Accounting Policies

The consolidated financial statements include the accounts of The Newhall Land and Farming Company and its subsidiaries, all of which are wholly-owned, (collectively, "the Company"). All significant intercompany transactions are eliminated.

The Company's unaudited interim financial statements have been prepared substantially in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments necessary for a fair statement of the results of operations for the three months ended March 31, 1995 and 1994 have been made. Certain reclassifications have been made to prior periods' amounts to conform to the current year presentation.

The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found on pages 21 through 26 of the December 31, 1994 Annual Report to Partners and particularly to Note 2 which includes a summary of significant accounting policies.

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

Note 2. Details of Land Under Development
         (In $000)

                                                  March 31,        December 31,
                                                    1995              1994
                                                 -----------       ------------
                                                 (Unaudited)
Residential                                        $32,977            $29,195

Industrial and commercial                           40,698             41,781

Homes completed or under construction
      with venture partners                         16,246             16,215

Other                                                2,068                232
                                                   -------            -------
      Total land under development                 $91,989            $87,423
                                                   =======            =======

Part I. Financial Information                                                 6.
Item 1 - Financial Statements

Note 3. Details for Earnings per Unit Calculation
                 (Unaudited)

                                                            Three months ended
                                                       --------------------------------
                                                       March 31,              March 31,
                                                         1995                   1994
                                                       ----------            ----------
Average number of units outstanding
     during the period                                 36,501,001            36,756,530

Net units issuable in connection with
     dilutive options based upon use of the
     treasury stock method                                 13,303                    --
                                                       ----------            ----------
Average number of primary units                        36,514,304            36,756,530
                                                       ==========            ==========


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                              FINANCIAL CONDITION

Liquidity and Capital Resources

At March 31, 1995, the Company had cash and cash equivalents totaling $6.6 million. There were no borrowings outstanding against unsecured lines of credit totaling $81 million and $11 million was outstanding against a $40 million revolving mortgage credit facility secured by Valencia Town Center. Letters of credit outstanding against lines of credit totaled $4.0 million at the end of the 1995 first quarter.

There are no material commitments for capital expenditures other than in the ordinary course of business. The Company plans to start seven new projects in 1995 valued at $160 million, including land already owned. The largest of these projects is Valencia Marketplace, a 760,000-square-foot high-volume retail complex. A lawsuit, filed by local environmental groups following approval by the Los Angeles County Board of Supervisors in July 1994, was dismissed on March 9, 1995. However, an appeal was filed on May 3, 1995, which the Company feels is without merit, and the project may be delayed up to an additional nine months. Another major project is a 200,000-square-foot build-to-suit office/manufacturing building on 10.5 acres in Valencia Commerce Center for Remo, Inc., an international manufacturer of percussion products. Also included in the seven projects is SkyCrest, a 264-unit apartment complex, the first apartments constructed by the Company since 1989. Additional projects include a neighborhood shopping center, an office building, an automotive service center and a 35,000-square-foot office/lab build-to-suit for a local hospital. Approximately $28 million is expected to be invested in these projects in 1995.

The Company believes it has adequate sources of cash from operations and available credit to finance future operations as well as take advantage of new development opportunities. The Company is actively searching for additional large landholdings with development potential in California or other western states. Several properties were under review at March 31, 1995.

Operating Activities

In the 1995 first quarter, sales of 9.9 commercial/industrial acres and 44 joint venture home closings in Valencia plus the sale of 40 unfinished residential lots at McDowell Mountain Ranch, provided the Company with $11.5 million in cash and $3.4 million in notes. In addition, a $3.7 million note from a prior year land sale was collected in the first quarter of 1995. Inventory expenditures during the 1995 first quarter totaled $16.2 million and were primarily for land development and infrastructure to support pending and future land sales as well as residential construction costs for the Company's joint venture projects.

Part I. Financial Information                                                 7.
Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations (continued)

Investing Activities

Capital expenditures during the period totaling $1.5 million were primarily for water utility construction and agricultural equipment.

Financing Activities

A 10-cent per unit quarterly distribution totaling $3.7 million was paid on March 13, 1995. The declaration of distributions is reviewed by the Board of Directors on a quarterly basis, and the amount is determined after consideration of the Company's earnings, financial condition and prospects.

In December 1994, the Company obtained a $40 million revolving mortgage credit facility secured by Valencia Town Center. At March 31, 1995, borrowings outstanding against this credit facility totaled $11 million with an average interest rate of 7.45%.

A repurchase program for 600,000 of the Company's units announced in January 1995, was completed during the quarter. The 600,000 units were purchased for approximately $8.6 million, or an average of $14.25 per unit.

Part I. Financial Information                                                 8.
Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations (continued)



                             RESULTS OF OPERATIONS


         Comparison of First Quarter 1995 to First Quarter 1994
                 (Unaudited)

         The amounts of increase or decrease from the prior year first quarter are as follows (in 000, except per unit):

                                                                       Increase/(Decrease)
                                                                    ------------------------
     Revenues                                                             Three Months
                                                                    ------------------------
        Real Estate                                                  Amount             %
                                                                    --------         -------
           Residential home and land sales                           $ 5,464           117%
           Industrial and other sales                                  4,458           468
           Commercial operations                                       1,151            15
        Agriculture
           Operations                                                   (997)          (60)
                                                                     -------           ---
                                                                     $10,076            67%
                                                                     =======           ===
     Contribution to income
        Real Estate
           Residential home and land sales                           $  (544)          (56)%
           Industrial and other sales                                  1,913           952
           Community development                                        (782)          (76)
           Commercial operations                                         808            23
        Agriculture
           Operations                                                   (737)          (64)

        Earthquake damage                                              3,700           100
                                                                     -------           ---
        Operating income                                               4,358           646

           General and administrative expense                           (216)          (12)
           Interest and other, net                                      (116)           (5)
                                                                     -------           ---
        Net income                                                   $ 4,026           111%
        Per unit:                                                    =======           ===
           Net income per unit                                       $   .11           110%
                                                                     =======           ===
           Number of units used in computing
           per unit amounts                                             (243)           (1)%
                                                                     =======           ===

Part I. Financial Information                                                 9.
Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations (continued)

The increases and decreases in revenues and income for the three months are attributable to the following:

RESIDENTIAL HOME AND LAND SALES

An increase of 41 joint venture escrow closings in Valencia in the current year first quarter is the primary contributor to a 117% increase in revenues from home and residential land sales. Joint venture revenues are based upon the home sale price, rather than the land value. Although these joint venture partnerships enabled the Company to increase its absorption and profit per acre, the absence of a high margin, bulk land sale, as was recorded in the first quarter of 1994, resulted in lower operating margins. This factor combined with increased first quarter 1995 expenses, primarily for ad valorem property taxes and initial marketing expenses at McDowell Mountain Ranch, resulted in a 56% decrease in contribution to income from the comparable period last year.

VALENCIA

Merchant Builder Program
There were no residential lot sales completed in the 1995 or 1994 first quarter. At March 31, 1995, a total of 36 lots were in escrow with closings expected later this year. The ability to close these escrows will be dependent upon market conditions. The Company is negotiating with builders for the sale of additional lots in 1995.

In the first quarter of 1995, merchant builders in Valencia closed escrow on 52 homes on lots previously sold by the Company, compared to 31 escrow closings in the prior year quarter. Although the Company does not participate directly in the profits generated from escrow closings by merchant builders, the absorption of these previously sold lots is key to the Company's future success in selling additional lots.

Joint Venture Program
The Company is increasing its absorption and profit per acre from its strategy of participating in homebuilding in Valencia through joint ventures. Through these development partnerships, the Company recognizes homebuilding revenues and costs upon the close of escrow to homebuyers. In the first quarter of 1995, the Company's joint venture partners closed escrow on 44 homes compared to 3 closings in the prior year quarter. As a result, revenues increased $6.9 million and contribution to income increased $766,000 from the year earlier quarter.

The 1995 closings included the initial 29 homes at Montana, a 138-townhome project with EPAC Communities, Inc. which is currently the fastest selling project in Valencia. The remaining closings were in EPAC's Traditions project, which has been expanded to a total of 100 single-family homes, and RGC's CourtHome Collection, an affordable single-family project with homes clustered around a common courtyard. The Company expects to establish additional joint-venture arrangements for residential projects in Valencia.

McDOWELL MOUNTAIN RANCH

Land development and infrastructure as well as construction on the community recreation center, paseo system and information center continues at this first community by the Company outside California. The sale of 40 lots in the 1995 first quarter combined with deferred revenues recognized on prior year lot sales, resulted in revenues of $2.2 million and contribution to income of $818,000. Results for the first quarter of 1994 included the sale of a 79-acre bulk parcel for 105 unimproved lots outside the planned community which contributed $3.6 million to revenues and $1.7 million to income.

Merchant builders are operating temporary sales offices and constructing model homes for the 604 lots purchased from the Company in the fourth quarter of 1994. Over 130 homes were reserved or under contract in these merchant builder projects as of April 20, 1995. The Company continues to negotiate additional parcel sales, with closings expected later this year. The ability to close these escrows will be dependent upon market conditions.

Part I. Financial Information                                                10.
Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations (continued)

INDUSTRIAL AND OTHER SALES
Escrow closings on 8.8 commercial acres and a 1.1-acre industrial parcel in Valencia Industrial Center for $5.6 million contributed $2.2 million to income in the 1995 first quarter. The parcel in Valencia Industrial Center was the first sale of industrial land in over three years. In the 1994 first quarter, a 1.25-acre parcel in Valencia Auto Center contributed $925,000 to revenues and $620,000 to income.

At March 31, 1995, two small commercial parcels and a 5.7-acre site for the expansion of a film studio in Valencia Industrial Center were in escrow with closings expected later this year subject to market conditions.

COMMUNITY DEVELOPMENT
An increase of $782,000 in Community Development expenses from the comparable prior year period is primarily due to entitlement expenses associated with Newhall Ranch, a new 12,000-acre planned community which will be located west of Valencia and extend to the Ventura County line. Also contributing to the increase are current year expenses associated with an intensified strategic marketing program in Valencia.

COMMERCIAL OPERATIONS
Commercial operations include the Company's portfolio of income-producing properties and Valencia Water Company, a wholly-owned public water utility. Revenues and income from the Company's energy operations, previously reported as part of Commercial Operations, are being reported with Agricultural Operations beginning with this quarter. Prior periods' amounts have been reclassified to conform to the current year presentation.

Revenues and contribution to income from the Company's portfolio of income-producing properties increased by 16% and 31%, respectively. Higher occupancy rates at Valencia Town Center, the Company's regional shopping mall, as well as at the Company's neighborhood shopping centers contributed to the increases. Also contributing to the higher results, are lower vacancy rates and rent increases averaging 3% at the Company's three apartment complexes. Additionally, the first quarter of 1995 included revenues and income from the build-to-suit for ITT Corporation in Valencia Commerce Center, which was completed in the fourth quarter of 1994, and the build-to-suit for Trader Joe's, a specialty food retailer, which opened in September 1994. An offer for sale of the ITT building was under consideration at March 31, 1995.

As announced in January 1995, the Company is considering the sale of Bouquet Shopping Center which was built in 1985 and consists of approximately 150,000-square-feet on 12.3 acres. The sale is in line with the Company's strategy of selectively selling more mature income properties as additional projects are developed. No assurances can be given that a sale will be completed.

Decreases from the prior year period in revenues and income from Valencia Water Company are due to a drought recovery surcharge which expired in May 1994 and higher operating expenses. The decreases are partially offset by a general rate increase effective January 1, 1995 and a $785,000 disaster recovery surcharge beginning October 1, 1994 for a 22-month period which were approved by the California Public Utilities Commission.

AGRICULTURAL OPERATIONS
Revenues and contribution to income from agricultural operations decreased 60% and 64% respectively from the prior year first quarter as a result of an early harvest of avocados with favorable prices and yields in the prior year period. An early lease termination payment in the current year period by the Company's energy division also contributed to the decrease in income.

RANCH SALES
No sales of farm land were completed in the current or prior year first quarter. The Company continues to market for sale its remaining 9,440 acres at the Merced Ranch. At March 31, 1995, no agricultural parcels were in escrow.

Part I. Financial Information                                                11.
Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations (continued)

EARTHQUAKE DAMAGE
In the first quarter of 1994, a $3.7 million charge was taken for damages not covered by insurance from the January 17, 1994 earthquake.

GENERAL AND ADMINISTRATIVE EXPENSE
General and administrative expenses increased 12% from the comparable prior year period primarily due to reduced recoveries for tax accounting fees billed to outside partnerships, increased professional services fees in conjunction with an S-8 filing and timing of other consulting services. The Company expects general and administrative expenses for the year to be approximately the same as in 1994.

INTEREST AND OTHER, NET
An $11 million financing for Valencia Water Company completed in July 1994 and improvement district bonds for construction of infrastructure improvements at McDowell Mountain Ranch contributed to an increase in interest expense from the prior year first quarter. The increase in interest expense was partially offset by repayment of a $40 million construction loan for Valencia Town Center in the fourth quarter of 1994 which was replaced with a $40 million revolving mortgage facility against which $11 million was outstanding at the end of the 1995 first quarter.

OUTLOOK

Second quarter results are anticipated to be similar to the first quarter followed by earnings gains in the last half of 1995. Earnings in 1995 are expected to be higher than the 42 cents per unit earned in 1994 due to the Company's strategic marketing efforts, combined with a reviving Southern California economy.

Part II. Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

         27      Financial Data Schedule

(b) No report was filed on Form 8-K in the first quarter ended March 31, 1995.

                             SIGNATURES                                      12.

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


                             THE NEWHALL LAND AND FARMING COMPANY
                              (a California Limited Partnership)
                                          Registrant

                             By    Newhall Management Limited Partnership,
                                           Managing General Partner

                             By    Newhall Management Corporation,
                                           Managing General Partner



Date: May 5, 1995            By    /s/ THOMAS L. LEE
                                   --------------------------------------------
                                   Thomas L. Lee, Chairman
                                   and Chief Executive Officer of
                                   Newhall Management Corporation
                                   (Principal Executive Officer)



Date: May 5, 1995            By    /s/ STUART R. MORK
                                   --------------------------------------------
                                   Stuart R. Mork, Vice President and
                                   Chief Financial Officer of
                                   Newhall Management Corporation
                                   (Principal Financial Officer)



Date: May 5, 1995            By    /s/ DONALD L. KIMBALL
                                   --------------------------------------------
                                   Donald L. Kimball, Vice President -
                                   Controller of Newhall Management Corporation
                                   (Principal Accounting Officer)