Form 10-Q
period 1995-06-30
NEWHALL LAND & FARMING CO /CA/
filed 1995-08-11
CIK 751976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       or

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from       to

       For Quarter Ended June 30, 1995     Commission file number 1-7585

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

                                                                2.
Part 1.  Financial Information
Item 1 - Financial Statements


CONSOLIDATED STATEMENTS OF INCOME

Unaudited                                  Three months ended          Six months ended
                                                June 30,                   June 30,
                                         ----------------------      ----------------------
In thousands, except per unit             1995            1994        1995            1994
=====================================    ======================      ======================
Revenues
  Real estate
    Residential home and land sales      $ 11,169      $ 16,854      $ 21,314      $ 21,535
    Industrial and other sales             19,732           109        25,143         1,062
    Commercial operations                   9,510         8,513        18,343        16,195
                                         ----------------------      ----------------------
                                           40,411        25,476        64,800        38,792
                                         ----------------------      ----------------------
  Agriculture
    Operations                              2,068         3,009         2,721         4,659
    Ranch sales                              --          11,800          --          11,800
                                         ----------------------      ----------------------
                                            2,068        14,809         2,721        16,459
                                         ----------------------      ----------------------
Total revenues                           $ 42,479      $ 40,285      $ 67,521      $ 55,251
                                         ======================      ======================

Contribution to income
  Real estate
    Residential home and land sales      $    942      $  2,097      $  1,366      $  3,065
    Industrial and other sales             11,984            58        13,696          (143)
    Community development                    (318)       (1,999)       (2,135)       (3,034)
    Commercial operations                   4,714         3,916         9,020         7,414
                                         ----------------------      ----------------------
                                           17,322         4,072        21,947         7,302
                                         ----------------------      ----------------------
  Agriculture
    Operations                                391           931           799         2,076
    Ranch sales                              --           9,227          --           9,227
                                         ----------------------      ----------------------
                                              391        10,158           799        11,303
                                         ----------------------      ----------------------

  Earthquake damage                          --            --            --          (3,700)
                                         ----------------------      ----------------------
  Operating income                         17,713        14,230        22,746        14,905

  General and administrative expense       (2,655)       (2,135)       (4,705)       (3,969)
  Interest and other, net                  (2,910)       (2,692)       (5,507)       (5,173)
                                         ----------------------      ----------------------

Net income                               $ 12,148      $  9,403      $ 12,534      $  5,763
                                         ======================      ======================

Net income per unit                      $   0.33      $   0.26      $   0.34      $   0.16
                                         ======================      ======================
Number of units used in computing
   per unit amounts                        36,181        36,793        36,347        36,799

Cash distributions per unit              $   0.10      $   0.10      $   0.20      $   0.20

                                                                       3.
Part 1.  Financial Information
Item 1 - Financial Statements


CONSOLIDATED  BALANCE  SHEETS

                                                          June 30,    December 31,
In thousands, except units                                  1995          1994
==================================================================================
                                                        (Unaudited)
ASSETS
       Cash and cash equivalents                          $  3,339      $  7,656
       Accounts and notes receivable                        17,075        18,539

       Land under development                              103,067        87,423
       Land held for future development                     34,739        34,103

       Property and equipment, net                         179,768       184,683
       Other assets and deferred charges                    12,050        11,388
                                                          ----------------------
                                                          $350,038      $343,792
                                                          ======================

LIABILITIES AND PARTNERS' CAPITAL
       Accounts payable                                   $ 10,689      $ 14,877
       Accrued expenses                                     33,163        34,419
       Deferred revenues                                     3,921         5,226
       Mortgage and other debt                             160,076       145,991
       Advances and contributions from
            developers for utility construction             15,128        13,477
       Other liabilities                                    17,840        17,445
                                                          ----------------------

            Total liabilities                              240,817       231,435



Partners'  capital
       36,168,624 units outstanding, excluding
       600,000 units in treasury, at June 30,
       1995 and 36,760,606 units outstanding at
       December 31, 1994                                   109,221       112,357
                                                          ----------------------

                                                          $350,038      $343,792
                                                          ======================

                                                                        4.
Part 1.  Financial Information
Item 1 - Financial Statements


CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

Unaudited                                                          Six months ended
                                                                        June 30,
                                                                ----------------------
In thousands                                                      1995           1994
======================================================================================
Cash flows from operating activities:

Net income                                                      $ 12,534      $  5,763

Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                3,924         3,654
      Increase in land under development                         (15,644)       (7,643)
      Decrease  (increase) in accounts and notes receivable        1,464        (7,143)
      (Decrease) increase in accounts payable, accrued
           expenses and deferred revenues                         (6,749)        4,610
      Cost of property sold                                        4,879         1,637
      Other adjustments, net                                        (117)        1,231
                                                                ----------------------

    Net cash provided by operating activities                        291         2,109
                                                                ----------------------

Cash flows from investing activities:
    Purchase of property and equipment                            (4,524)       (6,740)
    Investment in joint venture                                       20            25
                                                                ----------------------

    Net cash used by investing activities                         (4,504)       (6,715)
                                                                ----------------------

Cash flows from financing activities:
    Distributions paid                                            (7,293)       (7,351)
    Increase in mortgage and other debt                           27,812         2,150
    Decrease in mortgage and other debt                          (13,727)       (1,395)
    Purchase of partnership units                                 (8,547)         --
    Other, net                                                     1,651           656
                                                                ----------------------

    Net cash used by financing activities                           (104)       (5,940)
                                                                ----------------------

Net decrease in cash and cash equivalents                         (4,317)      (10,546)

Cash and cash equivalents, beginning of period                     7,656        39,636
                                                                ----------------------

Cash and cash equivalents, end of period                        $  3,339      $ 29,090
                                                                ======================

                                                                     5.
Part I. Financial Information
Item 1 - Financial Statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Accounting Policies

The consolidated financial statements include the accounts of The Newhall Land and Farming Company and its subsidiaries, all of which are wholly-owned, (collectively, "the Company"). All significant intercompany transactions are eliminated.

The Company's unaudited interim financial statements have been prepared substantially in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments necessary for a fair statement of the results of operations for the three and the six months ended June 30, 1995 and 1994 have been made. Certain reclassifications have been made to prior periods' amounts to conform to the current year presentation.

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

Interim financial information for the Company has substantial limitations as an indicator for the calendar year because:

- -        Land sales occur irregularly and are recognized at the close of escrow or on the percentage of completion basis if the Company has an obligation to complete certain future improvements and provided profit recognition criteria are met.

- -        Agricultural crops are on an annual cycle and income is recognized upon harvest. Most major crops are harvested during the fall and winter.

- -        Sales of non-developable farm land occur irregularly and are recognized upon close of escrow provided profit recognition criteria are met.

Note 2. Details of Land Under Development

(In $000)                                             June 30,      December 31,
                                                        1995            1994
                                                     -----------    ------------
                                                     (Unaudited)
Residential                                           $ 32,797        $ 29,195
Industrial and commercial                               44,407          41,781
Homes completed or under construction
         with venture partners                          22,810          16,215
Other                                                    3,053             232
                                                      --------        --------
         Total land under development                 $103,067        $ 87,423
                                                      ========        ========

Part I. Financial Information
Item 1 - Financial Statements

Note 3. Details for Earnings per Unit Calculation

          (Unaudited)                                    Three months ended                       Six months ended
                                                    -----------------------------          ----------------------------
                                                     June 30,           June 30,             June 30,         June 30,
                                                       1995               1994                1995              1994
                                                    ----------         ----------          -----------       ----------
Average number of units
 outstanding during the period                      36,167,913         36,756,532          36,333,537        36,756,531

Net units issuable in connection
  with dilutive options based upon
  use of the treasury stock method                      12,851             36,421              13,077            42,349
                                                    ----------         ----------          ----------        ----------

Average number of primary units                     36,180,764         36,792,953          36,346,614        36,798,880
                                                    ==========         ==========          ==========        ==========

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                               FINANCIAL CONDITION

Liquidity and Capital Resources

At June 30, 1995, the Company had cash and cash equivalents totaling $3.3 million. There were no borrowings outstanding against unsecured lines of credit totaling $81 million and $23 million was outstanding against a $40 million revolving mortgage credit facility secured by Valencia Town Center. Letters of credit outstanding against lines of credit totaled $4.1 million at the end of the 1995 six-month period.

There are no material commitments for capital expenditures other than in the ordinary course of business. The Company is starting seven new projects in Valencia this year which are expected to be valued at $160 million upon completion, including land already owned. Valencia Marketplace, a 760,000-square-foot retail complex, is the largest of these projects. Approval of Valencia Marketplace is under appeal by a local environmental group. However, it is anticipated that construction could start later this summer with opening by late 1996 or early 1997. The Center is currently 59% pre-leased. Other projects starting construction this year include a three-story, 54,000-square-foot office building in Valencia Town Center, a 264-unit apartment complex and two build-to suit facilities. The largest of these build-to-suits is a 200,000-square-foot office/manufacturing facility for Remo, Inc., a leading manufacturer of musical drums. The Company currently is negotiating other build-to-suit projects. Additional projects include a neighborhood shopping center and an automotive service center. Approximately $28 million is expected to be invested in these projects in 1995.

The Company believes it has adequate sources of cash from operations and available credit to finance future operations as well as take advantage of new development opportunities.

                                                                   7.
Part I. Financial Information
Item 2 - Management's Discussion and Analysis of Financial Condition and Results
of Operations      (continued)

Operating Activities

Sales of 17 commercial/industrial acres, 19 residential lots and 86 joint venture home closings in Valencia plus the sale of 40 unfinished residential lots at McDowell Mountain Ranch, provided the Company with $19.6 million in cash and $5.8 million in notes during the first half of 1995. In addition, a $3.7 million note from a prior year land sale was collected during the 1995 six-month period. Sale of the Bouquet Shopping Center was completed in June, 1995 for $17.9 million cash. See the Financing Activities section for discussion of mortgage debt reduction in conjunction with this sale.

Inventory expenditures totaling $37.6 million during the 1995 six-month period were primarily for land development and infrastructure to support pending and future land sales as well as residential construction costs for five joint-venture projects in Valencia. Deferred revenues of $2.7 million were recognized in the current year from prior year land sales and $3.9 million remains to be recognized in future periods as the Company completes required site development, landscape and amenity work. Recognition of deferred revenues has no impact on the Company's cash position.

Investing Activities

Capital expenditures totaling $4.5 million for the six months ended June 30, 1995 were primarily for seven new projects in Valencia as discussed in the Liquidity and Capital Resources section and water utility construction.

Financing Activities

Two quarterly cash distributions totaling $7.3 million, or 20 cents per unit, have been paid year-to-date. An additional quarterly distribution of 10 cents per partnership unit was declared on July 19, 1995 payable September 11, 1995, to unitholders of record August 4, 1995. The declaration of distributions is reviewed by the Board of Directors on a quarterly basis, and the amount is determined after consideration of the Company's earnings, financial condition and prospects.

In December 1994, the Company obtained a $40 million revolving mortgage credit facility secured by Valencia Town Center. At June 30, 1995, borrowings outstanding against this credit facility totaled $23 million with an average interest rate of 7.16%. In conjunction with the sale of the Bouquet Shopping Center in June 1995, the Company made a $13.3 million principal reduction on a mortgage financing secured by six of the Company's commercial properties including this shopping center.

A repurchase program for 600,000 of the Company's units announced in January, 1995 was completed in March, 1995. The 600,000 units were purchased for approximately $8.5 million, or an average price of $14.25 per unit.

                                                              8.
Part I.  Financial Information
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                              Results of Operations

Comparison of Second Quarter and Six Months 1995 to Second Quarter and Six Months 1994 (unaudited)

The amounts of increase or decrease in revenues and income from the prior year periods are as follows
      (in $000, except per unit):

                                              Increase / (Decrease)          Increase / (Decrease)
                                            -----------------------       -----------------------
                                                   Three Months                   Six Months
                                            -----------------------       -----------------------
Revenues                                      Amount            %           Amount             %
                                            --------         ------       --------          -----
    Real Estate
        Residential home and land sales     ($ 5,685)           (34)%     ($   221)            (1)%
        Industrial and other sales            19,623         18,003         24,081          2,268
        Commercial operations                    997             12          2,148             13
    Agriculture
        Operations                              (941)           (31)        (1,938)           (42)
        Ranch sales                          (11,800)          (100)       (11,800)          (100)
                                            --------         ------       --------          -----
                                            $  2,194              5%      $ 12,270             22%
                                            ========         ======       ========          =====
Contribution to income
    Real Estate
        Residential home and land sales     ($ 1,155)           (55)%     ($ 1,699)           (55)%
        Industrial and other sales            11,926         20,562         13,839          9,678
        Community development                  1,681             84            899             30
        Commercial operations                    798             20          1,606             22
    Agriculture
        Operations                              (540)           (58)        (1,277)           (62)
        Ranch sales                           (9,227)          (100)        (9,227)          (100)
        Earthquake damage                       --             --            3,700            100
                                            --------         ------       --------          -----

Operating income                               3,483             24          7,841             53

    General and administrative expense          (520)           (24)          (736)           (19)
    Interest and other, net                     (218)            (8)          (334)            (6)
                                            --------         ------       --------          -----

Net income                                  $  2,745             29%      $  6,771            117%
                                            ========         ======       ========          =====
Per unit:

Net income per unit                         $   0.07             27%      $   0.18            113%
                                            ========         ======       ========          =====
Number of units used in computing
      per unit amounts (in 000)                 (612)            (2)%         (452)            (1)%
                                            ========         ======       ========          =====

                                                                         9.
Part I. Financial Information
Item 2 - Management's Discussion and Analysis of Financial Condition and Results
of Operations       (continued)

The increases and decreases in revenues and income for the three months and six months are attributable to the following:

RESIDENTIAL HOME AND LAND SALES

Second quarter revenues decreased 34% and income decreased 55% compared to the 1994 second quarter due to the absence of a significant Valencia area lot sale. The 1994 second quarter results included 178 lots sold compared to 19 in the current year second quarter. For the six-month period, 1995 revenues decreased by 1% while income was down 55% primarily as a result of the absence of a high-margin, bulk land sale as recorded in the 1994 period at McDowell Mountain Ranch. Increased escrow closings from joint ventures in Valencia generated revenues and income comparable to the 178 lots sold in 1994.

VALENCIA

Merchant Builder Program

The sale of 19 lots to Beazer Homes in NorthPark contributed $1.5 million to revenues and $568,000 to operating income for the 1995 second quarter and six-month period. This sale represents Beazer's third purchase in Valencia and an additional 17 lots are in escrow with closing expected later this year. Also in escrow is a residential parcel for 98 multi-family homes with closing expected before the end of the year.

Results for the prior year second quarter and six-month period included the sale of 83 lots to Beazer Homes in NorthPark and the sale of 95 lots to Del Webb Homes in Northbridge. These sales contributed $12.8 million to revenues and $2.4 million to income under percentage of completion accounting.

The 1995 second quarter and six-month period included recognition of deferred revenues of $1.1 million and income of $138,000 from residential lots sold in prior years. No deferred revenues or income were recognized in the prior year comparable periods.

In the second quarter of 1995, merchant builders in Valencia closed escrow on 73 homes on lots previously sold by the Company, compared to 48 escrow closings in the prior year quarter. For the six-month period, escrow closings by merchant builders totaled 125 in the current year compared to 79 in the prior year. Although the Company does not participate directly in the profits generated from escrow closings by merchant builders, the absorption of these previously sold lots is key to the Company's future success in selling additional lots. The master-planned community of Valencia continues to outperform the Santa Clarita Valley in home sale activity and market share.

                                                                   10.
Part I. Financial Information
Item 2 - Management's Discussion and Analysis of Financial Condition and Results
of Operations     (continued)

Joint Venture Program

The Company is increasing its absorption and profit per acre from its strategy of participating in homebuilding in Valencia through joint ventures. Through these development partnerships, the Company recognizes homebuilding revenues and costs upon close of escrow to homebuyers.

In the second quarter of 1995, the Company's joint ventures closed escrow on 42 homes generating $7.3 million in revenues and $946,000 in income. The prior year second quarter results included 12 escrow closings from the Company's first joint venture contributing $4.0 million to revenues and $566,000 to income for the Company. For the six-month period, joint-venture escrow closings totaled 86 in the current year and 15 in the prior year adding $15.3 million and $5.1 million to revenues and $1.9 million and $715,000 to income for the Company in the current and prior year, respectively.

The 1995 home closings included 43 at Montana, a 138-townhome project with EPAC Communities, Inc., 31 at RGC's CourtHome Collection, an affordable single-family project with homes clustered around a common courtyard, and 12 in EPAC's Traditions single-family project. The Montana and CourtHomes joint-venture developments are the fastest selling homes in Valencia.

The Company expects to establish additional joint-venture arrangements for residential projects in Valencia and is currently completing arrangements for three more joint ventures, which would bring the total projects in the joint-venture program to six:

  * Rose Arbor, consisting of 102 condominiums, will offer homes ranging in price from $100,000 to $125,000, the most affordable in Valencia. This will be the Company's second joint venture with RGC.

  * Avalon Homes will consist of 60 single-family homes in Valencia Northbridge. Models will open later this summer and initial reservations already have been received. This joint venture is with EPAC Communities, Inc. and follows the success of the first two EPAC projects - Montana and Traditions.

  * A joint-venture agreement is being finalized for 44 single-family lots. This project will close out the Valencia Northbridge development.

The Company is completing Phase Two land development for Valencia NorthPark and currently is marketing 300 residential lots to merchant builders. An additional 100 lots are planned to be developed through joint ventures. It is anticipated that about one-half of home sales in Valencia over the next few years will be through the Company's joint-venture program.

Part I. Financial Information
Item 2 - Management's Discussion and Analysis of Financial Condition and Results
of Operations     (continued)

McDOWELL MOUNTAIN RANCH

No lot sales were recorded during the 1995 or 1994 second quarters at this first community developed by the Company outside California. However, finalization of a merchant builder lot premium participation, combined with deferred revenues recognized, contributed $692,000 to operating income for the 1995 second quarter. These factors combined with the sale of 40 lots in the first quarter contributed a total of $3.4 million to revenues and $1.5 million to income in the current year six-month period. The 1994 six-month period included the sale of a high margin 79-acre bulk parcel for 105 unimproved lots outside the planned community which contributed $3.6 million to revenues and $1.7 million to income. Expenses in 1995 compared to 1994 increased $579,000 for the second quarter and $791,000 for the six-months primarily for ad valorem property taxes and initial marketing expenses .

To date, 749 residential lots in the project have been sold. These sales include 644 lots to seven merchant builders within the planned community who are marketing homes from temporary sales offices while model homes are constructed. The information center is open and experiencing steady traffic and the community center has been completed. At June 30, 1995, merchant builders had more than 150 homes reserved or on contract on lots sold by the Company. The Company continues to negotiate additional parcel sales, with closings expected later this year. The ability to close these sales will be dependent upon market conditions.

INDUSTRIAL AND OTHER SALES

The sale of Bouquet Shopping Center in June 1995 for $17.9 million added $10.4 million to operating income in the 1995 second quarter. In addition, a 7.1-acre parcel closed escrow in the second quarter for $1.7 million and contributed $1.5 million to operating income. The parcel was purchased by the City of Santa Clarita for a Metrolink rail station, the second connecting the Santa Clarita Valley with downtown Los Angeles.

Results for the 1995 six-month period also include escrow closings on 8.8 commercial acres and a 1.1- acre industrial parcel in Valencia Industrial Center for $5.6 million contributing $2.2 million to operating income. The parcel in Valencia Industrial Center was the first sale by the Company of industrial land in over three years.

Vacancy rates in Valencia Industrial Center continue well below the average for Los Angeles County and, with the economy continuing to improve, the Company is experiencing greater interest in industrial acreage and the build-to-suit program. As a result, substantial increases in the absorption of industrial property is expected over the next few years. At June 30, 1995, a 5.7- acre site in Valencia Industrial Center for the expansion of a film studio and two small commercial parcels were in escrow. Closings are expected later this year subject to market conditions.

                                                                        12.
Part I. Financial Information
Item 2 - Management's Discussion and Analysis of Financial Condition and Results
of Operations     (continued)

While no industrial or commercial land sales were recorded during the 1994 second quarter, results included a $393,000 non-refundable deposit which was forfeited and taken into income. The 1994 six-month period included the sale of a 1.25-acre parcel in Valencia Auto Center.

COMMUNITY DEVELOPMENT

The Company is focusing its community development activities on securing the necessary entitlements for its Valencia area and Newhall Ranch properties. Newhall Ranch, a new 12,000-acre planned community will be located west of Valencia. The current quarter and six month period ended June 30, 1995 benefited from an expense recovery associated with a lawsuit settlement. For the year 1995, community development expenses are expected to increase compared to 1994 due to an intensified strategic marketing program to support the Company's plans for more rapid development of its remaining properties in Valencia. This activity, combined with the second quarter expense recovery, is expected to result in total community development expenses in 1995 comparable to 1994.

COMMERCIAL OPERATIONS

Commercial operations include the Company's portfolio of income-producing properties and Valencia Water Company, a wholly-owned public water utility. Revenues and income from the Company's energy operations, previously reported as part of Commercial Operations, are being reported with Agricultural Operations. Prior periods' amounts have been reclassified to conform to the current year presentation.

Revenues and contribution to income from the Company's portfolio of income-producing properties increased respectively by 8% and 16% from the prior year second quarter and 12% and 23% from the prior six-month period. Higher occupancy rates at Valencia Town Center, the Company's regional shopping mall, and River Oaks, a neighborhood shopping center, contributed to the increases. Also contributing to the higher results are lower vacancy rates and rent increases averaging 3% at the Company's three apartment complexes. Additionally, 1995 results include revenues and income from the build-to-suit for ITT Corporation, which was completed in the fourth quarter of 1994, and the build-to-suit for Trader Joe's, a specialty food retailer, which opened in September 1994.

As previously announced, Bouquet Shopping Center was sold in June 1995. The sale is in line with the Company's strategy of selectively selling mature income properties as additional projects are developed. On August 4, 1995, the Company sold the ITT building and land for $9.5 million cash. The sale will contribute about $1.5 million to 1995 third quarter earnings.

A general rate increase effective January 1, 1995 and a $785,000 disaster recovery surcharge beginning October 1, 1994 for a 22-month period which were approved by the Public Utilities Commission contributed to increases in revenues and income from Valencia Water Company for the 1995 second quarter. Revenues increased similarly for the six-month period but higher operating expenses, primarily for water purchases, resulted in income for the six-month period approximately the same as the comparable prior year period.

Part I. Financial Information
Item 2 - Management's Discussion and Analysis of Financial Condition and Results
of Operations     (continued)

AGRICULTURAL OPERATIONS

Decreases in revenues and income from agricultural operations from the prior three and six-month periods are primarily due to lower prices for citrus, heavy rains at the Newhall and Suey Ranches and reduced activity because of previously sold farm land. Additionally impacting the six-month comparison is a prior year harvest of avocados with favorable prices and yields and an early lease termination payment in the current year period by the Company's energy division.

RANCH SALES

No sales of farm land were completed in the current year periods. Five of the remaining nine parcels at the 9,440-acre Merced Ranch are in escrow with closing expected later this year. The sale of the 5,370-acre Meridian Ranch for $11.8 million contributed $9.2 million to income in the prior year second quarter.

EARTHQUAKE DAMAGE

A $3.7 million charge for damages not covered by insurance from the January 17, 1994 earthquake is included in the 1994 six-month results.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses increased 24% from the prior year second quarter and 19% from the prior year first half primarily due to reduced recoveries for tax accounting fees billed to outside partnerships, increased professional services fees and timing of other consulting services and expenses. The Company expects general and administrative expenses for the year to be approximately 4% higher than in 1994.

INTEREST AND OTHER, NET

Interest expense on an $11 million financing for Valencia Water completed in July 1994 partially offset by higher interest income from land sale notes are the primary components of the net increases from the comparable prior year periods. Reduced interest expense due to repayment of a $40 million construction loan for Valencia Town Center in the fourth quarter of 1994 was offset by less cash available for investment plus interest expense for borrowings against a revolving mortgage facility and lines of credit during the current year periods.

                                                                      14.
Part I. Financial Information

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
of Operations     (continued)


OUTLOOK

The Company has established 5-year average annual earnings growth targets of more than 30% and expects to exceed that goal for the full year ending December 31, 1995. This assumes present business trends continue for the balance of the year and planned property and joint venture home sales are completed. These goals are based on current operating trends the Company is experiencing and improving economic conditions. Achievement of these goals also depends on the success of intensified strategies related to government approvals of development plans (entitlements), the rate of land sales (absorption) and financial contribution from commercial income properties both from increasing rents and sales of properties.

As always, the Company's ability to close sales in escrow as well as to complete the sale of additional properties currently being marketed, is subject to future market and other conditions beyond the control of the Company.

Part II. Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

                  27       Financial Data Schedule

(b) The following report was filed on Form 8-K in the second quarter ended June 30, 1995:

Date of Report                Item Reported                 Financial Statements Filed
- --------------                -------------                 --------------------------
June 28, 1995        News Release issued June 26, 1995                  None

                                                                  15.
                                 SIGNATURES

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

                      THE NEWHALL LAND AND FARMING COMPANY
                       (a California Limited Partnership)

                                   Registrant

                      By Newhall Management Limited Partnership, Managing General Partner

                      By      Newhall Management Corporation,
                              Managing General Partner

Date: August  4, 1995               By      / S /  THOMAS L. LEE
                                            --------------------
                                            Thomas L. Lee, Chairman
                                                and Chief Executive Officer of
                                                  Newhall Management Corporation
                                                   (Principal Executive Officer)

Date: August  4, 1995               By        / S /  STUART R. MORK
                                            -----------------------
                                            Stuart R. Mork, Vice President and
                                                Chief Financial Officer of
                                                  Newhall Management Corporation
                                                   (Principal Financial Officer)

Date: August  4, 1995               By        / S /  DONALD L. KIMBALL
                                            --------------------------
                                            Donald L. Kimball, Vice President -
                                              Controller of
                                              Newhall Management Corporation
                                              (Principal Accounting Officer)