Form 10-Q
period 1995-09-30
NEWHALL LAND & FARMING CO /CA/
filed 1995-11-09
CIK 751976

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       or

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from        to

For Quarter Ended September 30, 1995               Commission file number 1-7585


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
Item 1.    Financial Statements

Consolidated Statements of Income
Unaudited

                                                      Three Months Ended             Nine Months Ended
                                                         September 30                   September 30
                                                     --------------------          ----------------------
In thousands except per unit                          1995           1994           1995           1994
---------------------------------------------------------------------------------------------------------
REVENUES

Real estate
    Residential home and land sales                   $12,255      $ 3,742        $ 33,569        $25,277
    Industrial and other sales                         10,459        5,368          35,602          6,430
    Commercial operations                              10,103        9,088          28,446         25,283
                                                      -------      -------        --------        -------
                                                       32,817       18,198          97,617         56,990
                                                      -------      -------        --------        -------
Agriculture
    Operations                                          2,999        5,202           5,720          9,861
    Ranch sales                                         7,428            -           7,428         11,800
                                                      -------      -------        --------        -------
                                                       10,427        5,202          13,148         21,661
                                                      -------      -------        --------        -------
   Total revenues                                     $43,244      $23,400        $110,765        $78,651
                                                      =======      =======        ========        =======
CONTRIBUTION TO INCOME

Real estate
    Residential home and land sales                      $778        ($571)       $  2,144        $ 2,494
    Industrial and other sales                          2,138        2,680          15,834          2,537
    Community development                              (1,761)      (1,796)         (3,896)        (4,830)
    Commercial operations                               4,474        3,931          13,494         11,345
                                                      -------      -------        --------        -------
                                                        5,629        4,244          27,576         11,546
                                                      -------      -------        --------        -------
Agriculture
    Operations                                            546        1,557           1,345          3,633
    Ranch sales                                         4,629            -           4,629          9,227
                                                      -------      -------        --------        -------
                                                        5,175        1,557           5,974         12,860
                                                      -------      -------        --------        -------
Earthquake damage                                           -            -               -         (3,700)
                                                      -------      -------        --------        -------
Operating income                                       10,804        5,801          33,550         20,706

General and administrative expense                     (1,965)      (2,233)         (6,670)        (6,202)
Interest and other, net                                (2,586)      (2,662)         (8,093)        (7,835)
                                                      -------      -------        --------        -------
Net income                                            $ 6,253      $   906        $ 18,787        $ 6,669
                                                      =======      =======        ========        =======
Net income per unit                                     $0.18        $0.02           $0.52          $0.18
                                                      =======      =======        ========        =======
Number of units used in computing per
 unit amounts                                          36,176       36,781          36,281         36,793

Cash distributions per unit                              $.10         $.10            $.30           $.30

Part I.    Financial Information                                          3.
Item 1.    Financial Statements

Consolidated Balance Sheets



                                                   September 30,        December 31,
In thousands, except units                             1995                 1994
------------------------------------------------------------------------------------
                                                     Unaudited
ASSETS

 Cash and cash equivalents                           $  5,419             $  7,656

 Accounts and notes receivable                         16,730               18,539


 Land under development                               101,572               87,423

 Land held for future development                      34,739               34,103


 Property and equipment, net                          182,671              184,683

 Other assets and deferred charges                     11,686               11,388
                                                     --------             --------
                                                     $352,817             $343,792
                                                     ========             ========

LIABILITIES AND PARTNERS' CAPITAL

 Accounts payable                                    $ 13,659             $ 14,877

 Accrued expenses                                      32,857               34,419

 Deferred revenues                                      2,892                5,226

 Mortgage and other debt                              157,324              145,991

 Advances and contributions from developers for
   utility construction                                15,826               13,477

 Other liabilities                                     18,350               17,445
                                                     --------             --------
        Total liabilities                             240,908              231,435

 Partners' capital
  36,172,143 units outstanding, excluding 600,000
     units in treasury, at September 30, 1995 and
  36,760,606 units outstanding at December 31, 1994   111,909              112,357
                                                     --------             --------
                                                     $352,817             $343,792
                                                     ========             ========

Part I.    Financial Information                                          4.
Item 1.    Financial Statements

Consolidated Statements of Cash Flows
Unaudited

                                                                           Nine Months Ended
                                                                             September 30
                                                                        ------------------------
In thousands                                                              1995            1994
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                            $ 18,787        $  6,669

    Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization                                        5,674           5,525
      Increase in land development inventories                           (20,460)        (21,056)
      Decrease (increase) in accounts and notes
         receivable                                                        1,809            (818)
      (Decrease) increase in accounts payable,
         accrued expenses and deferred revenues                           (5,114)          7,892
      Cost of property sold                                               12,657           1,466
      Other adjustments, net                                                 829            (406)
                                                                        --------        --------
    Net cash provided (used) by operating activities                      14,182            (728)
                                                                        --------        --------

  CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of property and equipment                                   (10,644)        (10,108)
                                                                        --------        --------

  CASH FLOWS FROM FINANCING ACTIVITIES

    Distributions paid                                                   (10,910)        (11,027)
    Increase in mortgage and other debt                                   26,243          19,739
    Decrease in mortgage and other debt                                  (14,910)         (1,403)
    Increase in advances and contributions from
       developers for utility construction                                 2,349             983
    Purchase of partnership units                                         (8,547)
                                                                        --------        --------
    Net cash (used) provided by financing activities                      (5,775)          8,292
                                                                        --------        --------
  NET DECREASE IN CASH AND CASH EQUIVALENTS                               (2,237)         (2,544)

  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           7,656          39,636
                                                                        --------        --------
  CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  5,419        $ 37,092
                                                                        ========        ========

Part I.    Financial Information                                          5.
Item 1.    Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Accounting Policies

The consolidated financial statements include the accounts of The Newhall Land and Farming Company and its subsidiaries, all of which are wholly-owned, (collectively, "the Company"). All significant intercompany transactions are eliminated.

The Company's unaudited interim financial statements have been prepared substantially in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments necessary for a fair statement of the results of operations for the three and the nine months ended September 30, 1995 and 1994 have been made. Certain reclassifications have been made to prior periods' amounts to conform to the current year presentation.

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

Interim financial information for the Company has substantial limitations as an indicator for the calendar year because:

o Land sales occur irregularly and are recognized at the close of escrow or on the percentage of completion basis if the Company has an obligation to complete certain future improvements and provided profit recognition criteria are met.

o Agricultural crops are on an annual cycle and income is recognized upon harvest. Most major crops are harvested during the fall and winter.

o Sales of income properties and non-developable farm land occur irregularly and are recognized upon close of escrow provided profit recognition criteria are met.

Note 2. Details of Land Under Development
(In $000)

                                             September 30,         December 31,
                                                 1995                  1994
                                             -------------         ------------
                                              (Unaudited)
Residential                                     $ 27,694              $29,195
Industrial and commercial                         43,356               41,781
Homes completed or under construction
         with venture partners                    27,907               16,215
Other                                              2,615                  232
                                                --------              -------
         Total land under development           $101,572              $87,423
                                                ========              =======

Part I.    Financial Information                                          6.
Item 1.    Financial Statements

Note 3. Details for Earnings per Unit Calculation

          (Unaudited)                                 Three months ended                       Nine months ended
                                              ------------------------------------      --------------------------------
                                               September 30,         September 30,      September 30,      September 30,
                                                   1995                  1994               1995               1994
                                               -------------         -------------      -------------      -------------
Average number of units
  outstanding during the period                  36,170,831            36,756,713         36,278,706         36,756,592

Net units issuable in connection
  with dilutive options based upon
  use of the treasury stock method                    4,702                23,994              2,495             36,195
                                                 ----------            ----------         ----------         ----------
Average number of primary units                  36,175,533            36,780,707         36,281,201         36,792,787
                                                 ==========            ==========         ==========         ==========


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                              FINANCIAL CONDITION

Liquidity and Capital Resources

At September 30, 1995, the Company had cash and cash equivalents totaling $5.4 million. Through the first nine months of 1995, the Company had borrowed $19.5 million against a $40 million revolving mortgage facility secured by Valencia Town Center primarily for working capital needs, investment in income properties and a unit repurchase program completed in January, 1995. There were no borrowings outstanding against unsecured lines of credit totaling $81 million and letters of credit against lines of credit totaled $6.9 million at the end of the 1995 nine-month period. On October 31, 1995, a $40 million line of credit for Valencia Marketplace was finalized with Wells Fargo Bank, bringing total lines of credit to $121 million.

There are no material commitments for capital expenditures other than in the ordinary course of business. By the end of 1995, eight new projects which are expected to be valued at $170 million upon completion, including land already owned, will be under development in Valencia. Grading has started on Valencia Marketplace, a 760,000-square-foot retail complex and the largest of these projects, with opening expected in time for the 1996 Christmas shopping season. The center is currently 62% pre-leased. The Los Angeles County Regional Planning Commission approved an amended map for Valencia Marketplace which is still under appeal by a local environment group. Other projects in various stages of land preparation and construction are three new industrial buildings in Valencia Commerce Center totaling 344,000 square feet -- an inventory building for lease and two build-to-suit projects. The largest of the build-to-suits is a 216,000-square-foot office/manufacturing facility for Remo, Inc., one of the world's largest manufacturers of percussion instruments. Additional projects include a 57,000-square-foot office building in Valencia Town Center, a 264-unit apartment complex and a neighborhood shopping center, both in Valencia NorthPark, and an automotive service center. The Company expects to invest approximately $118 million in these projects in 1995 and 1996, the majority of which will be funded from lines of credit and project-specific financings.

The Company believes it has adequate sources of cash from operations and available credit to finance future operations and projects in progress as well as take advantage of new development opportunities.

Part I.    Financial Information                                          7.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following discussion relates to principal items on the Consolidated Statement of Cash Flow for the nine months ended September 30, 1995:

Operating Activities

Sales of 165 residential lots, 128 joint venture home closings, 18 commercial/industrial acres and the ITT build-to-suit facility on 10 acres in Valencia Commerce Center provided the Company with $46.2 million in cash and $5.8 million in notes. The sale of six parcels totaling 5,501 acres at the Merced Ranch was completed in September, 1995 for $1.8 million cash and a $5.6 million note due September, 2000. Land sale notes from current year sales totaling $4.6 million and a $3.7 million note from a prior year land sale have been collected in the 1995 nine-month period. In June, 1995, sale of the Bouquet Shopping Center was completed for $17.9 million cash. See the Financing Activities section for discussion of mortgage debt reduction in conjunction with this sale.

Inventory expenditures during the nine-month period totaling $57.3 million were primarily for land development and infrastructure to support pending and future land sales as well as residential construction costs relating to five joint venture projects in Valencia. The expenditures included $8.9 million relating to McDowell Mountain Ranch, the majority of which has been funded by improvement district bonds. Deferred revenues of $3.7 million have been recognized in the current year from prior year land sales and $2.9 million remains to be recognized in future periods as the Company completes required site development, landscape and amenity work. Recognition of deferred revenues has no impact on the Company's cash position.

Investing Activities

Capital expenditures totaling $10.6 million for the nine months ended September 30, 1995 were primarily for new projects in Valencia as discussed in the Liquidity and Capital Resources section and water utility construction.

Financing Activities

Three quarterly distributions totaling $10.9 million, or $.30 per unit, have been paid year-to-date. The declaration of distributions is reviewed by the Board of Directors on a quarterly basis. The declaration of any distribution, and the amounts declared, is determined by the Board of Directors, taking into account the Company's earnings, financial condition and prospects. The next quarterly distribution will be considered by the Board of Directors at its November meeting.

In December 1994, the Company obtained a $40 million revolving mortgage credit facility secured by Valencia Town Center and at September 30, 1995, borrowings outstanding against this facility totaled $19.5 million with an average interest rate of 7.35%. A $13.3 million principal reduction was paid on a mortgage financing secured by six of the Company's commercial properties in conjunction with the sale of the Bouquet Shopping Center in June, 1995.

Part I.    Financial Information                                          8.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 1995, $15.8 million had been expended of $17 million of improvement district bonds for infrastructure improvements at McDowell Mountain Ranch. After retirement for lots sold, $11.1 million remained as project debt at the end of the period.

A repurchase program for 600,000 of the Company's units announced in January, 1995 was completed in March, 1995. The 600,000 units were purchased for approximately $8.5 million or an average unit price of $14.25 per unit.

Part I.    Financial Information                                          9.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                             RESULTS OF OPERATIONS

Comparison of Third Quarter and Nine Months 1995 to Third Quarter and Nine Months 1994 (unaudited)

The amounts of increase or decrease in revenues and income from the prior year periods are as follows (in $000's, except per unit):

                                        Increase/(Decrease)             Increase/(Decrease)
                                     -------------------------       ------------------------
                                           Three Months                     Nine Months
                                     -------------------------       ------------------------
                                      Amount               %          Amount              %
                                     -------             -----       -------            -----
REVENUES
  Real estate
    Residential home and land sales  $ 8,513             227%        $ 8,292              33%
    Industrial and other sales         5,091              95%         29,172             454%
    Commercial operations              1,015              11%          3,163              13%
  Agriculture
    Operations                        (2,203)            (42)%        (4,141)            (42)%
    Ranch sales                        7,428             100%         (4,372)            (37)%
                                     -----------------------         -----------------------
                                     $19,844              85%        $32,114              41%
                                     =======================         =======================
CONTRIBUTION TO INCOME
  Real estate
    Residential home and land sales  $ 1,349             236%        $  (350)            (14)%
    Industrial and other sales          (542)            (20)%        13,297             524%
    Community development                 35               2%            934              19%
    Commercial operations                543              14%          2,149              19%
  Agriculture
    Operations                        (1,011)            (65)%        (2,288)            (63)%
    Ranch sales                        4,629             100%         (4,598)            (50)%
 Earthquake damage                       -               -             3,700             100%
                                     -----------------------         -----------------------
 Operating income                      5,003              86%         12,844              62%

 General & administrative expense        268              12%           (468)             (8)%
 Interest and other, net                  76               3%           (258)             (3)%
                                     -----------------------         -----------------------
 Net income                          $ 5,347             590%        $12,118             182%
                                     =======================         =======================
 Net income per unit                   $0.16             800%          $0.34             189%
                                     =======================         =======================
 Number of units used in computing
   per unit amounts                     (605)             (2)%          (512)             (1)%
                                     =======================         =======================

Part I.    Financial Information                                          10.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increases and decreases in revenues and income for the three months and nine months are attributable to the following:

RESIDENTIAL HOME AND LAND SALES

The sale of 106 residential lots at McDowell Mountain Ranch and an increase in home closings from the Company's joint ventures in Valencia resulted in a 227% increase in revenues and a 236% increase in income from the 1994 third quarter. These factors are also the primary contributors to a 33% increase in revenues for the nine-month period. Increased marketing expenses at McDowell Mountain Ranch and the absence of a high-margin, bulk land sale contributed to a decrease in income of $350,000, or 14%, from the nine-month comparable period.

VALENCIA

Merchant Builder Program

No residential lot sales to merchant builders closed escrow in the current or prior year third quarter. At September 30, 1995, the Company had approximately 300 single and multi-family residential lots in escrow, with closings scheduled for later this year. Subsequently, an escrow for the sale of 62 lots was canceled.

The sale of 19 lots in NorthPark to Beazer Homes contributed $1.5 million to revenues and $568,000 to income for the 1995 nine-month period. The prior year nine-month period included the sale of 83 lots to Beazer Homes in NorthPark and the sale of 95 lots to Del Webb Homes in Northbridge. These sales contributed $13.1 million to revenues and $2.5 million to income under percentage of completion accounting.

Recognition of deferred revenues and income in 1995 from residential lots sold in prior years totaled $561,000 and $66,000 in the third quarter and $1.6 million and $204,000 in the nine-month period, respectively. No deferred revenues or income from prior year sales were recognized in the 1994 comparable periods.

In the third quarter of 1995, merchant builders in Valencia closed escrow on 54 homes on lots previously sold by the Company compared to 50 escrow closings in the prior year third quarter. For the nine-month period, escrow closings by merchant builders totaled 167 in the current year compared to 129 in the prior year. Although the Company does not participate directly in the profits generated from escrow closings by merchant builders, the absorption of these previously sold lots is key to the Company's future success in selling future residential lots. The master-planned community of Valencia continues to outperform the Santa Clarita Valley in home sale activity and, according to an independent research group, new homes in Valencia captured 55% of the market in the Santa Clarita Valley for the third quarter, a record high for the community. In addition, Valencia new home sales during the last four quarters were the best in five years.

Part I.    Financial Information                                          11.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Joint Venture Program

The Company is increasing its absorption and profit per acre from its strategy of participating in homebuilding in Valencia through joint ventures. Through these development partnerships, the Company recognizes homebuilding revenues and costs upon close of escrow to homebuyers.

The Company recognized $8.5 million in revenues and $1.0 million in income in the third quarter of 1995 from 42 escrow closings in three joint-venture projects - Montana, CourtHomes and Traditions. In the 1995 nine-month period, these three joint ventures generated $23.8 million in revenues and $2.9 million in income for the Company from a total of 147 escrow closings. The prior year third quarter included 10 escrow closings from the Traditions project generating $3.4 million in revenues and $475,000 in income. Results for the 1994 nine-months included $8.5 million in revenues and $1.2 million in income from 25 closings in the Traditions project.

The Company expects to establish additional joint-venture arrangements for residential projects in Valencia and has completed agreements for three more joint ventures, bringing total projects in the joint-venture program to six:

* Rose Arbor, consisting of 102 condominiums, opened at the end of September and is offering the most affordable homes in Valencia at prices ranging from $102,500 to $127,500. This is the Company's second joint venture with RGC.

* Models at Avalon Homes opened in August and will consist of 60 single-family homes in Valencia Northbridge. This joint venture is with EPAC Communities, Inc. and follows the success of the first two EPAC projects - Montana and Traditions.

* A sixth joint-venture agreement has been finalized for 44 single-family homes. This project with Braemar Homes will close out the remaining Valencia Northbridge development.

At September 30, 1995, a total of 54 homes in the Company's joint-venture projects were in escrow with closings scheduled for the fourth quarter and 12 completed, unsold homes were included in the Company's residential land under development inventories. It is anticipated that about one-half home sales in Valencia over the next few years will be through the Company's joint-venture program.


MC DOWELL MOUNTAIN RANCH

In the 1995 third quarter, escrows closed on 106 residential lots at the Company's planned community in Scottsdale, Arizona contributing $3.2 million to revenues and $1.1 million to income. No residential lot sales were recorded in the 1994 third quarter. For the 1995 nine-month period, sales of 146 residential lots added $4.5 million to revenues and $1.6 million to income. In addition, finalization of a merchant builder lot premium participation combined with deferred revenues recognized added $1.0 million to income. Results for the 1994 nine-month period included the sale of a high margin, 79-acre bulk parcel for 105 unimproved lots outside

Part I.    Financial Information                                          12.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

the planned community which contributed $3.6 million to revenues and $1.7 million to income. Expenses in 1995 compared to 1994 increased $387,000 for the third quarter and $1.2 million for the nine months primarily for ad valorem property taxes and marketing expenses.

Nine merchant builders are now active in the community and, as of September 30, 1995, a total of 855 residential lots have been sold since the Company began marketing residential lots for sale at McDowell Mountain Ranch in 1994, including a bulk parcel for 105 unimproved lots outside the planned community. The Company closed escrow on an additional 368 lots for multi-family homes in October and almost 300 lots are in escrow to merchant builders with closings anticipated in the fourth quarter. The ability to close these sales will be dependent upon market conditions.

INDUSTRIAL AND OTHER SALES

During the 1995 third quarter, the Company completed the sale of the ITT build-to-suit on 10 acres in Valencia Commerce Center and two small commercial parcels. These sales, combined with deferred income recognition from sales in prior quarters, added $10.5 million to revenues and $2.7 million to income. Results for the 1995 nine-month period also include the sale of Bouquet Shopping Center for $17.9 million adding $11.0 million to income and escrow closings on 15.9 commercial acres and a 1.1-acre industrial parcel which combined generated $7.2 million in revenues and $3.7 million in income.

The prior year third quarter results included sales of three commercial parcels totaling 5.6 acres for $5.4 million contributing $3.3 million to income. In addition to the sale of a 1.3-acre commercial parcel for $925,000 contributing $624,000 to income, the 1994 nine-month period also included a $393,000 non-refundable deposit which was forfeited and taken into income.

Vacancy rates in Valencia Industrial Center continue to decline and, at 4.7%, are well below the Los Angeles area rate of 9.7% at the end of September. These factors have contributed to greater interest in industrial acreage and the Company's build-to-suit program and increases in the absorption of industrial property is expected over the next few years. At September 30, 1995, one industrial and two commercial parcels were in escrow with closings scheduled for later this year subject to market conditions.

COMMUNITY DEVELOPMENT

The Company is focusing its community development activities on securing necessary entitlements for its Valencia area and Newhall Ranch properties. Newhall Ranch, a new planned community, will be located on the Company's 12,000-acres west of Valencia. Expenses in the current quarter are approximately the same as the prior year quarter. The 1995 nine-month period benefited from an expense recovery associated with a lawsuit settlement with expenses increasing 14% from the comparable prior year period. For the year 1995, community development expenses are expected to increase compared to 1994 due to an intensified strategic marketing program to support the Company's plans for more rapid development of its remaining properties in Valencia. This activity, combined with the expense recovery, is expected to result in total community development expenses in 1995 comparable to 1994.

Part I.    Financial Information                                          13.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Revenues and income from the Company's portfolio of income-producing properties were substantially the same in the current year third quarter as in the prior year. For the third quarter comparisons, higher occupancy and percentage rents at Valencia Town Center, the Company's regional shopping mall, offset decreases in revenues and income due to sale of the Bouquet Shopping Center in June, 1995.

For the nine-month period, revenues and income increased respectively by 8% and 15% from the prior year even with the sale of the Bouquet Shopping Center in June and the ITT build-to-suit facility in August. Increases from higher occupancy rates were reflected in all segments of the portfolio - retail, office and apartments. Also contributing to the increases are higher percentage rents at Valencia Town Center, the Company's regional shopping mall, and River Oak Shopping Center as well as rent increases averaging 3% at the Company's three apartment complexes.

Increases in revenues and income from Valencia Water Company for the three and nine-month periods are primarily attributable to a general rate increase effective January 1, 1995 and a $785,000 disaster recovery surcharge beginning October 1, 1994 for a 22-month period which were approved by the Public Utilities Commission. This contributed to increases in revenues and income from commercial operations of 11% and 14% for the third quarter and 13% and 19% for the nine-month period.

AGRICULTURAL OPERATIONS

Reduced activity because of previously sold farmland contributed to decreases in revenues and income from agricultural operations from the prior year three and nine-month periods. Also impacting the comparisons are a prior year harvest of avocados with favorable prices and yields, an early harvest of lemons and a lease termination payment in the current year by the Company's energy operations.

RANCH SALES

Sale of 5,501 acres at the Merced Ranch in September, 1995 for $7.4 million contributed $4.6 million to income. The remaining parcels at the Merced Ranch, totaling 3,940 acres, are under a 2-year lease and option to purchase agreement with the purchaser. The sale of the 5,370-acre Meridian Ranch for $11.8 million contributed $9.2 million to income in the 1994 nine-month period.

EARTHQUAKE DAMAGE

A $3.7 million charge for damages not covered by insurance from the January 17, 1994 earthquake is included in the 1994 nine-month results.

Part I.    Financial Information                                          14.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

GENERAL AND ADMINISTRATIVE EXPENSE

Timing of expenditures for professional services fees and a reduction in a liability insurance premium contributed to a 12% decrease in general and administrative expenses from the prior year third quarter. However, these decreases were more than offset in the nine-month period by reduced recoveries for tax accounting and transfer agent fees billed to outside partnerships, timing of other consulting services and accrued incentive compensation based on the Company's increased earnings, resulting in a 8% increase in the 1995 nine-month period compared to last year.

INTEREST AND OTHER, NET

A principal reduction on a mortgage financing in conjunction with the sale of Bouquet Shopping Center in June, 1995 and principal paydowns on a land acquisition note as parcels are sold at McDowell Mountain Ranch are the main contributors to a 3% decrease from the prior year third quarter. A 3% increase for the nine-month period is due to interest expense on an $11 million financing for Valencia Water Company in July 1994 partially offset by reduced interest expense for principal reductions on financings mentioned above.

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

Part II. Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

                 27       Financial Data Schedule

(b)      No report was filed on Form 8-K in the third quarter ended
         September 30, 1995.

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


                      THE NEWHALL LAND AND FARMING COMPANY
                       (a California Limited Partnership)

                                   Registrant

                                By Newhall Management Limited Partnership, Managing General Partner

                                By     Newhall Management Corporation,
                                       Managing General Partner



Date: November 3, 1995                 By   /S/  THOMAS L. LEE
                                          -----------------------------------
                                            Thomas L. Lee, Chairman
                                              and Chief Executive Officer of
                                                Newhall Management Corporation
                                                  (Principal Executive Officer)



Date: November 3, 1995                 By   /S/  STUART R. MORK
                                          -----------------------------------
                                            Stuart R. Mork, Vice President and
                                              Chief Financial Officer of
                                                Newhall Management Corporation
                                                  (Principal Financial Officer)



Date: November 3, 1995                 By   /S/  DONALD L. KIMBALL
                                          -----------------------------------
                                            Donald L. Kimball,
                                              Vice President - Controller of
                                                Newhall Management Corporation
                                                  (Principal Accounting Officer)