Form 10-K405
period 1995-12-31
NEWHALL LAND & FARMING CO /CA/
filed 1996-03-28
CIK 751976

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM  10-K
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934                 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

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
                                YES  X   NO
                                    ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---
     The aggregate market value of depositary receipts held by non-affiliates based upon the closing price of such depositary receipts on the New York Stock Exchange on February 29, 1996, was $535,114,268.

                      THE NEWHALL LAND AND FARMING COMPANY

                                 1995 FORM 10-K

                               TABLE OF CONTENTS

                                                                       Page
PART I                                                               Number
                                                                     ------
Item     1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . 1
Item     2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . 7
Item     3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 9
Item     4.   Submission of Matters to a Vote of Security Holders . . . . 9

Part II

Item     5.   Market for the Registrant's Depositary Units and
                Related Security Holder Matters . . . . . . . . . . . . . 9
Item     6.   Selected Financial Data . . . . . . . . . . . . . . . . .  10
Item     7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations . . . . . . . . . .  12
Item     8.   Financial Statements and Supplementary Data . . . . . . .  22
Item     9.   Changes In and Disagreements with Accountants on
                Accounting and Financial Disclosure . . . . . . . . . .  38

Part III

Item     10.  Directors and Executive Officers of the Registrant  . . .  39
Item     11.  Executive Compensation  . . . . . . . . . . . . . . . . .  46
Item     12.  Security Ownership of Certain Beneficial Owners
                and Management  . . . . . . . . . . . . . . . . . . . .  56
Item     13.  Certain Relationships and Related Transactions  . . . . .  58

Part IV

Item     14.  Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K  . . . . . . . . . . . . . . . . . . . . . . .  59

SIGNATURES      . . . . . . . . . . . . . . . . . . . . . . . . . . . .  62

INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . .  64

                                    PART  I

ITEM  1.  BUSINESS

INTRODUCTION

     The Newhall Land and Farming Company (a California Limited Partnership) ("the Company" or "the Partnership") is engaged in the development of residential, industrial and commercial real estate and in agriculture, and is one of California's largest land resource companies. The interests in the Company (other than those held by the general partners) are represented by transferable Depositary Units listed on the New York and Pacific Stock Exchanges under the ticker symbol NHL. The Company was reorganized from a corporation to a limited partnership on January 8, 1985. The predecessor corporation was established in 1883 by the family of Henry Mayo Newhall; the shares of the corporation were listed on the New York Stock Exchange in 1970.

     The Company's primary business is developing master-planned communities. Since 1965, the Company has been developing the new town of Valencia on a portion of the Company's landholdings in Los Angeles County which now is home to more than 32,000 residents and 1,000 companies that provide over 25,000 jobs. With approximately 9,000 acres remaining to be developed, Valencia is the regional center for north Los Angeles County and the northern gateway to the entire Los Angeles metropolitan area. Regional centers generate long-term increases in land values with the more intensive development of industrial and commercial business parks and shopping centers, along with a broad range of single-family and multi-family homes.

     In 1994, the Company started the entitlement process on a new planned community in Los Angeles County to be called Newhall Ranch. This new town will be located on 12,000 acres just west of Valencia along Highway 126 and will extend to the Ventura County line. Plans outline a balanced community designed for 70,000 residents, over 24,000 homes, a golf course and lake, schools and parks. The first draft of the zoning document and the first draft of the Environmental Impact Report for this project have been submitted for review to Los Angeles County staff. The Company expects the entitlement process for this community to take several years and no income is anticipated from this project before the year 2000.

     Valencia and Newhall Ranch together form one of the nation's most valuable landholdings. They are located on the Company's 37,000 acres, approximately 30 miles north of downtown Los Angeles and just north of the San Fernando Valley which has a population of over 1.3 million people. The property is bisected by Interstate 5, California's principal north-south freeway, and four major freeways intersect Interstate 5 within ten minutes of Valencia.

Since 1993, the Company has been developing McDowell Mountain Ranch, a 3,200-acre master-planned community in Scottsdale, Arizona for 4,000 homes and 70 acres of retail and commercial development. As of December 31, 1995, 11 subdivisions totaling 1,105 residential lots had been sold to merchant builders and a 27-acre parcel had been sold for a 368-unit apartment complex. In January, 1996, the Company announced it had solicited and received an offer to purchase the McDowell Mountain Ranch project. The decision to market this property for sale was based on the strength of the Scottsdale/Phoenix housing market and to maximize the Company's return in the project on a present value basis having created the value for this community through entitlements, infrastructure development and initial sales program. A definitive agreement for the sale of the Company's 100% interest in McDowell Mountain Ranch L.P. was executed on March 19, 1996. Escrow is scheduled to close in April subject
to completion of certain conditions.   If consummated, the sale is expected to
net approximately $25 million in cash and contribute approximately $22 million to net income in 1996.

     The Company is searching for additional large landholdings with community development potential in California and other western states. Prospective parcels must meet certain criteria, including size, proximity to a major urban center and near-term development potential.

     In the late 1980s, the Company adopted the strategy of selling farm properties with little or no potential for development and redeploying the proceeds into real estate operations. As of December 31, 1995, more than 28,000 acres of non-strategic farm land have been sold. The Company intends to retain and continue agricultural operations on the 16,000-acre Newhall Orchard in Ventura County, the 38,800-acre Suey Ranch, where development will be considered in the future, and the 14,000-acre New Columbia Ranch which is being retained for its substantial surface and underground water supplies. All or some portions of the Suey Ranch, unsuited for development, may be sold in the future and, accordingly, 539 acres of row crop land were sold in March, 1996.

     Financial information concerning the Company's business segments appears in Note 11 of the Notes to Consolidated Financial Statements in this Annual Report. Information regarding competition and compliance with governmental and environmental regulations appears in the Inflation, Risks and Related Factors section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report. The Company is not dependent on a single or a few customers for a significant portion of its revenues. At December 31, 1995, the Company employed 233 persons including 14 classified as seasonal/temporary.

APPRAISAL OF REAL PROPERTY ASSETS

     The Company obtains annual appraisals of substantially all of its real property assets. The independent firm of Buss-Shelger Associates, MAI real estate appraisers, appraised the market value of the Company's real property assets to be $924 million at December 31, 1995 compared to an aggregate net book cost of $242 million. The appraised properties did not include oil and gas assets, water supply systems, cash and cash equivalents and certain other assets. The net appraised value of the Company's total assets, including assets not independently appraised, was $838 million, after reducing for debt and certain other liabilities as shown in the table on page 3.

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

     Entitlements and the continuing development of Valencia enhance the appraised value of the Company's land assets. Although raw land increases in value as development opportunities arise, the most significant increase occurs when necessary land use entitlements, including zoning and mapping approvals,
are obtained from city and county governments.   The appraised value of the
Company's land and income-producing properties in the Valencia master-planned community has increased from $222 million in 1984, the first year independent property appraisals were obtained, to $771 million in 1995, despite declines in the early 1990's.

     On a per unit basis, the Company's net appraised value of all of its properties has increased from $11.74 to $23.32 over the same 12-year period. A summary of appraised values of properties owned for each of the last six years as of December 31 follows (the appraisals were performed by independent appraisers except as noted):

APPRAISED VALUES


                                               1995            1994            1993            1992            1991
                                          --------------  --------------  --------------  --------------  --------------
                                                 Percent         Percent         Percent         Percent         Percent
$ in millions, except per unit     Acres  Amount  Change  Amount  Change  Amount  Change  Amount  Change  Amount  Change
------------------------------    ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
Valencia and nearby properties     8,295    $450   (7)%    $486     3 %     $472   (4)%     $493    (8)%    $535   (8)%
Income-producing real estate         935     321   15       280     3        273    5        260    16       225   11
                                  ------  ------  ---    ------   ---     ------  ---     ------   ---    ------  ---
Total Valencia area properties     9,230     771    1       766     3        745   (1)       753    (1)      760   (3)

Other community development
  properties; Newhall Ranch,
  McDowell Mountain
  and Suey                        51,390      98   14        86    30         66   22         54   (10)       60   (2)

Agricultural properties           33,970      60  (10)       67   (16)        80   (8)        87   (19)      108   (4)

Mortgage and other debt
  at book carrying value                    (152)   4      (146)  (16)      (174)  32       (132)   67       (79)  32
All other, net, not
  independently appraised                     61   97        31   (45)        56   19         47   114        22  (39)
                                  ------  ------  ---    ------   ---     ------  ---     ------   ---    ------  ---
Net appraised value               94,590    $838    4 %    $804     4 %     $773   (4)%     $809    (7)%    $871   (6)%
                                  ======  ======  ===    ======   ===     ======  ===     ======   ===    ======  ===
Number of partnership units
  outstanding (000's)                     35,910   (2)%  36,761    --     36,757   --     36,760    --    36,755   --
                                          ======  ===    ======   ===     ======  ===     ======   ===    ======  ===
Net appraised value
  per partnership unit                    $23.32    7 %   $21.86    4 %   $21.04   (4)%   $22.01    (7)%  $23.70   (6)%
                                          ======  ===    ======   ===     ======  ===     ======   ===    ======  ===

Appraised values are judgements. Land and property appraisals are an estimated value based on the sale of comparably located and zoned real estate or on the present value of income anticipated from commercial properties. There is no assurance that the appraised value of property would be received if any of the assets were sold. Certain reclassifications within categories have been made to prior periods' amounts to conform to the current year presentation; however, prior periods' amounts have not been restated to reflect land sale activity or the payment of distributions.

REAL  ESTATE

     The Company is developing the communities of Valencia and Newhall Ranch in Los Angeles County, California and McDowell Mountain Ranch in Scottsdale, Arizona. Valencia's development is focused around a town center and is based on a master plan with residential and industrial developments forming the basic community structure. Valencia is supported by shopping centers, schools, colleges, hospital and medical facilities, golf courses, professional offices and a range of recreational amenities. A system of landscaped and lighted pedestrian walkways, known as paseos, provide most residents with access to schools, retail, parks and recreation centers avoiding automobile traffic. The Company's goal is to build out Valencia in the next 10 years.

     Newhall Ranch, the Company's newest community now going through the planning process, will be located west of Valencia along Highway 126 and will extend to the Ventura County line. Between Valencia and Newhall Ranch, over 20,000 acres remain to be developed in Los Angeles County. Over 40,000 homes are planned.

     In January, 1996, the Company announced it had solicited and received an offer to purchase the McDowell Mountain Ranch project. A definitive agreement was executed on March 19, 1996 for the Company's 100% interest in McDowell Mountain Ranch L.P. Escrow is scheduled to close in April.

     The Company also develops and operates a growing portfolio of commercial properties, and provides building-ready sites for sale to industrial and commercial developers and users. For additional information regarding the Company's business refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

RESIDENTIAL DEVELOPMENT AND LAND SALES

VALENCIA

     In 1995, the Company recorded a total of 469 home and lot sales, a 48% increase over 1994. This improvement is attributed to a strengthening economy along with the Company's residential development plan to increase the pace of development in Valencia through sales of residential lots to merchant builders and creation of joint ventures for home construction on lots owned by the Company. At the end of 1995, five homebuilders were active in Valencia offering nine single and multi-family products. Five additional projects are scheduled for development in 1996.

     Through the merchant builder lot sale program, the Company sells lots to merchant builders to construct homes and recognizes revenues and income upon sale of lots to the builder. In 1995, a total of 261 residential lots were sold to merchant builders. At December 31, 1995, the Company had 491 entitled, unimproved lots located in the community of Castaic, just north of Valencia, in escrow with closing expected in 1996, subject to market conditions.

     In 1995, escrow closings from the Company's homebuilding joint ventures totaled 208, up from 46 in the prior year and, at the end of 1995, 28 homes were in escrow with closings expected in early 1996. Through the joint venture program, the Company increases inventories as it funds the venture obligation and recognizes its portion of revenues and income upon close of escrow to the homebuyer. Under these joint venture arrangements, the Company generally enjoys increased income as it receives a portion of the homebuilder's profits in return for financing the construction costs. At December 31, 1995, the Company's homebuilding ventures had 180 homes under construction and 52 completed, unsold homes which were included in land under development inventories.

McDOWELL MOUNTAIN RANCH

     Escrows closed on 764 lots during 1995 and in January, 1996, an additional 219 lots were sold bringing total lots sold at this 4,000-home planned community to 1,692 since inception, including apartment units. In January, 1996, the Company announced that an offer to purchase this project had been solicited and received by the Company and a definitive agreement was executed on March 19, 1996 with escrow closing scheduled for April.

INDUSTRIAL DEVELOPMENT AND LAND SALES

     The Company develops the infrastructure, provides sites for sale to industrial/commercial users, develops industrial/commercial real estate projects on a build-to-suit basis and constructs inventory buildings for lease. Valencia's location just 30 miles from downtown Los Angeles on Interstate 5, California's major north-south freeway, provides an attractive environment for industrial, commercial, service, distribution and entertainment businesses. The Company's first business park, Valencia Industrial Center, is home to over 500 companies and employs more than 14,000 people. Over one million square feet of space was absorbed during 1995 and at the end of 1995, the vacancy rate was at a historic low of 4.4% in the Company's two business parks.

     Future industrial land sales, inventory buildings and build-to-suit projects will be concentrated in Valencia Commerce Center, the Company's 1,600-acre business park. Two build-to-suit projects and a 93,000-square-foot building for lease were under construction at the end of 1995 in this center. The largest of the build-to-suits is a 216,000-square-foot office/manufacturing facility for Remo, Inc., a manufacturer of percussion instruments, which will bring 300 jobs to the Valencia community. In January, 1996, a long-term lease was completed for a 93,000-square-foot building under construction. Valencia Commerce Center also is home to the U.S. Postal Service's distribution center for north Los Angeles County with 1,800 employees, and ITT Corporation which consolidated two divisions with 400 employees into a 199,000-square-foot build-to-suit facility in 1994. The ITT build-to-suit was sold by the Company in 1995 which, along with a 2.4-acre parcel in this center and a 1.1-acre parcel in Valencia Industrial Center, were the first industrial land sales recorded by the Company since 1991.

     Commercial sales in 1995 included sale of the Bouquet Shopping Center on
12.3 acres and 15.1 acres of land across from this center. Other land sales included a 7.1-acre site for a Metrolink rail station, a 1-acre parcel for a car wash adjacent to an automotive service center being constructed by the Company, a 1-acre parcel for a Burger King restaurant and a 1-acre parcel for a Texaco service station.

     At December 31, 1995, the Company had approximately 650 entitled industrial and commercial acres. Although final plans for these are subject to review by government agencies before development can proceed, continuing economic improvement along with the fact that few competitive large land parcels are available in Los Angeles County have contributed to greater interest in industrial acreage and the Company's build-to-suit program. Also, the Company continues to focus on bringing major employers to the area, as job growth has a positive impact on the Company's residential and commercial
business segments.   At December 31, 1995, a 5.7-acre parcel in Valencia
Industrial Center for expansion of a film studio and a 2.7-acre commercial parcel were in escrow with closings expected in 1996. For additional information on build-to-suit buildings in Valencia Commerce Center, see the Commercial Real Estate Development section.

COMMUNITY DEVELOPMENT

     The Company is focusing its community development activities on securing necessary entitlements for its Valencia area and Newhall Ranch properties. Newhall Ranch, a new planned community, will be located on the Company's 12,000 acres west of Valencia and extend to the Ventura County line. The first draft of the zoning document was submitted to Los Angeles County Regional Planning staff in December, 1994 and in May, 1995, the first draft of major sections of the Environmental Impact Report were completed and submitted for review. The Company expects the entitlement process for this new community to take several years.

     The entitlement process for the remaining Valencia properties is being accelerated to meet the Company's growth goals. Future plans include an additional 14,000 homes and 1,100 acres of commercial/industrial development. Development will be planned in distinct lifestyle villages offering a variety of living environments, such as golf course and lake communities.

     At December 31, 1995, the Company had over 3,500 residential lots and 650 net acres of commercial/industrial land approved for development. Significant land development work and infrastructure improvements remain to be completed before the Company can deliver the majority of approved lots for sale. Additional land use entitlements are necessary in order for the Company to deliver the new lifestyle villages planned for 1998.

COMMERCIAL REAL ESTATE DEVELOPMENT

     In 1995, the Company commenced an aggressive portfolio development program with construction starting on eight new projects. The largest of these projects is Valencia Marketplace, a 750,000-square-foot high-volume retail complex that was 65% pre-leased as of February,1996. Other projects started include two build-to-suit facilities and a 93,000-square-foot building for lease in Valencia Commerce Center, a 57,000-square-foot office building in Valencia Town Center, a neighborhood shopping center and a 264-unit apartment complex both in NorthPark and an automotive service center.

     Several additional projects are scheduled to begin development in 1996 including an entertainment-related mixed-use project adjacent to Valencia Town Center regional mall and a 50,000-square-foot Spectrum health club facility. Also, plans are underway in Valencia Town Center for a 203-room full-service hotel with a 20,000-square-foot conference center. In 1995, the City of Santa Clarita committed $3 million for public improvements in connection with the conference center.

     Sale of the Bouquet Shopping Center and the ITT build-to-suit facility were completed in 1995. These sales were in line with the Company's strategy of selectively selling properties to take advantage of market cycles and when further appreciation potential is limited.

     All significant income properties experienced high occupancy rates in 1995. At year-end, occupancy rates at the Company's shopping centers including Valencia Town Center, a regional shopping mall, ranged from 94% to 99%. Occupancy rates at three apartment complexes were 98% with rent increases during the year averaging 3%. The Company's two office buildings had occupancy rates of 97% and 79% at year-end and a mixed-use project was 100% occupied.

     For a description of the commercial properties, see Item 2 - Properties.

VALENCIA WATER COMPANY

     Valencia Water Company, a wholly-owned subsidiary that supplies water to Valencia and other adjacent developments, is a regulated public utility serving over 15,600 metered customers. The water supply for the service area is obtained from wells owned by Valencia Water Company and by purchases from the California State Water Project. In 1995, 56% of Valencia Water Company's water was supplied through ground sources.

AGRICULTURE

     The Company's agricultural division consists of farming and energy operations. Approximately 65,000 acres of ranch land at the Suey and Newhall Ranches not suitable for cultivation are leased out for cattle grazing. In line with the Company's strategy of selling farm properties with little or no potential for development, 5,501 acres at the Merced Ranch were sold in 1995. The remaining 3,940 acres at this ranch are under a two-year lease and option to purchase agreement with the purchaser.

     Agricultural operations will continue to provide returns from Newhall Orchard in Ventura County and Suey Ranch where development will be considered in the future. All or some portions of the Suey Ranch, unsuited for development, may be sold in the future and, accordingly, 539 acres of row crop land were sold in March,1996. The 14,000-acre New Columbia Ranch is being retained for its substantial surface and underground water supplies and will continue to provide returns primarily from leasing land to tenants.

     Energy operations consist of royalty interests in oil and gas assets on the Newhall Ranch and Meridian Ranch, which was sold in 1994, where the Company retains a 50% royalty interest until June 30, 2000. In total, the Company has royalty interests in 201 oil wells and 14 gas wells.

FARMING

     Large scale, highly mechanized farming operations are conducted on three of the Company's ranches. Labor intensive crops are generally grown by tenants to whom land is leased on both cash and percentage-of-crop terms. Of the Company's land devoted to farming, over 70% is leased to others. Approximately one-third of the Company's farm crop is marketed through agricultural cooperatives. The remainder, such as tomatoes, carrots, grapes, alfalfa and wheat, is marketed directly by the Company.

     The Company's ranches supply most of their water through underground sources and are not dependent on state or federal water projects. The Company continues to improve conservation practices to minimize the cost of irrigation and the amount of water used.

     The principal agricultural properties include the Merced and New Columbia Ranches in the San Joaquin Valley, the Newhall Orchard in Ventura County and the Suey Ranch in Santa Barbara and San Luis Obispo Counties. During the calendar year 1995, over 20 different crops were raised by the Company and its tenants.

The following table shows the approximate planted acreage of significant crops during 1995:

Crop              Acreage       Crop         Acreage      Crop          Acreage
----              -------       ----         -------      ----          -------
Alfalfa            2,879        Cotton        7,104       Safflower        672
Almonds              145        Grapefruit       59       Sugar Beets      136
Avocado              107        Grapes          678       Sudan Grass      302
Barley             1,738        Lemons          475       Tomatoes       2,281
Beans              1,308        Melons          959       Vegetables     1,647
Carrots              143        Oats          2,016       Wheat          2,299
Christmas Trees       31        Oranges         820
Corn                 512


ITEM  2.  PROPERTIES

LAND

Listed below is the location and acreage of properties owned by the Company at December 31, 1995:

          Ranch           State           County              Acreage
       ------------    ----------     --------------          -------

       Cowell          California     Contra Costa               110
       Merced          California     Merced                   3,940
       New Columbia    California     Madera                  14,000
       Suey            California     Santa Barbara/San       38,800
                                      Luis Obispo
       Newhall         California     Los Angeles/Ventura     37,260
                                                              ------
                                                              94,110
       McDowell        Arizona        Maricopa                   480(1)
        Mountain                                              ------
                                                              94,590
                                                              ======

 (1)   An additional 1,350 acres are under long-term option.

PLANTS AND BUILDINGS

Agriculture - Various buildings located at three farming operations in California and office and maintenance buildings located in Dixon, California.

Commercial Real Estate - Listed below are square footage, occupancy and anchor tenants of major commercial properties owned by the Company at December 31, 1995. Other commercial properties not shown in the table include various commercial and industrial buildings. The Company also has numerous land leases including 592 acres for a landfill. The commercial properties are leased to 197 tenants, not including apartment complexes.

                      Date      Gross   Occupancy at
Shopping Centers      Open     Sq. Ft.    12-31-95           Major Tenants
----------------      ----     -------  ------------    -----------------------
Valencia Town         1992     790,000     95%          Robinsons-May, JC
Center                                                  Penney, Sears
Castaic Village       1992      91,800     94%          Ralphs, PayLess
                                                        Drugstores
River Oaks            1987     273,500     99%          Mervyn's, Target

Office and Mixed
Use Projects
--------------------

City Center Office    1991(1)   44,760     97%          Bank of America
Building
Orchard Plaza         1989      17,400     79%          Newhall School District
Valley Business       1987      56,800    100%          Gold's Gym
Center
Newhall Land          1978      59,300    100%
Headquarters

Build-to-Suit
Facilities/Restaurants
----------------------
Retail  Store         1994       7,000    100%          Trader Joe's
Restaurant            1986      11,057    100%          El Torito
Restaurant            1990       6,140    100%          Hamburger Hamlet
Restaurant (ground    1986       9,487    100%          Red Lobster
lease)
Restaurant            1984       3,835    100%          Wendy's

Hotel                           Rooms
--------------------            -----
Valencia Hilton
Garden Inn (75%        1991      152       87% for
joint venture                              the year
interest)

Apartment Complexes             Units
-------------------             -----
Portofino              1989      216       98%
Northglen              1988      234       98%
Stonecreek             1985      208       98%

The following commercial properties were under construction at December 31, 1995:

                                               Percent
                      Estimated     Gross    Pre-Leased
Shopping Centers      Completion   Sq. Ft.   at 12-31-95   Major Tenants/Lessee
--------------------  -----------  -------   -----------   ------------------
Valencia Marketplace   Nov. '96(3) 750,000      65%(4)     WalMart, Circuit
                                                           City, Toys R Us
NorthPark Village     Sept. '96     69,000(5)   80%(4)     Ralphs
Square

Office Buildings
------------------
Town Center Office      May '96     57,000      30%        Dean Witter
Building                                                   Reynolds, Inc.,
                                                           Valencia National
                                                           Bank

Build-to-Suit
Facilities
--------------------
Office/Manufacturing   June '96    216,000     100%        Remo, Inc
Office/Records         Feb. '96     35,000     100%        S. C. Healthcare
Storage                                                    Management
Industrial Building   Sept. '96     93,000     100%(2)     Ultra-Violet
                                                           Devices, Inc

Other
--------------------
Valencia Autoplex     March '96     20,458      90%

Apartments                           Units
--------------------                 -----
Skycrest               Oct. '96       264       N/A

(1)   Acquired in 1991
(2)   Lease executed January 31, 1996
(3)   Partially completed in November, 1996
(4)   As of March 15, 1996
(5)   Phase I only

Valencia Water Company - 16 distribution reservoirs, 14 booster pumping stations, approximately 250 miles of pipeline and other utility facilities and an 18,000-square-foot office/warehouse building on 2.5 acres of land (completed February, 1996).

     All of the commercial real estate properties and the properties of Valencia Water Company are located in and around Valencia, California and are owned by the Company. A $46 million mortgage is secured by the Portofino, Northglen and Stonecreek apartment complexes, River Oaks shopping center, and the Company's headquarters building. At December 31, 1995, borrowings totaling $16 million were outstanding against a $40 million revolving mortgage facility secured by Valencia Town Center. An $11 million financing is secured by the water utility plant of Valencia Water Company. For additional information concerning encumbrances against Company properties, refer to Note 8 of the Notes to Consolidated Financial Statements in this Annual Report.


ITEM  3.  LEGAL PROCEEDINGS

     The Company is involved in various claims and litigation, including those arising from its ordinary conduct of business. Management is of the opinion that the ultimate liability from these claims and litigation will not materially affect the Company's consolidated financial condition or results of operation.



ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.



                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S DEPOSITARY UNITS AND RELATED SECURITY HOLDER MATTERS

MARKET PRICE AND DISTRIBUTION DATA
Years ended December 31

                       Market Price
                 ------------------------
                     1995            1994                                   Distributions
                 --------------------------                                 -------------
Per unit         High     Low      High     Low                             1995    1994
--------         ----     ---      ----     ---                             ----    ----
First quarter    $14 7/8  $12 1/8  $17 1/4  $13 3/8     First quarter       $.10    $.10
Second quarter    14 3/4   13 5/8   16 3/8   14         Second quarter       .10     .10
Third quarter     14       12 1/4   15 1/4   14 1/8     Third quarter        .10     .10
Fourth quarter    17       12 7/8   15       12         Fourth quarter       .10     .10
                 ---      ---      ---      ---                             ----    ----
Year's high and
  low            $17      $12 1/8  $17 1/4  $12         Total distributions $.40    $.40
                 ===      ===      ===      ===                             ====    ====
                         1995       1994
                         ----      -------
December 31, closing
  price                   $17      $12 1/8

The Company's partnership units are traded on the New York and Pacific Stock Exchanges under the ticker symbol NHL and, at December 31, 1995, the Company had approximately 1,600 unitholders of record. The Company has paid uninterrupted quarterly cash distributions since 1936. The declaration of any distribution and the amount declared, is determined by the Board of Directors, taking into account the Company's earnings, cash requirements, financial condition and prospects.

Item 6.  SELECTED FINANCIAL DATA

(In thousands, except per unit,
percentages and sales information                      1995      1994      1993      1992
---------------------------------                    --------  --------  --------  --------
OPERATING RESULTS
  Revenues                                           $175,597  $134,268  $105,452  $128,182
  Operating income                                     46,482    34,607    28,538    31,636
  General and administrative expense                   (8,517)   (8,578)   (7,710)   (6,806)
  Interest and other, net                             (10,618)  (10,455)   (8,031)   (7,619)
  Net income                                           27,317    15,574    12,797    17,211
  Depreciation and amortization                         7,698     7,690     7,329     6,471


PER UNIT INFORMATION
  Net income                                         $    .75  $    .42  $    .35  $    .47
  Distributions (including specials)                      .40       .40       .40       .60
  Partners' capital                                      3.14      3.06      3.03      3.08
  Appraised value                                       23.32     21.86     21.04     22.01
  Market price - high                                      17    17 1/4    17 1/2    20 3/8
               - low                                   12 1/8        12    13 1/2        12
               - year end closing                          17    12 1/8        16    14 1/4


FINANCIAL POSITION
  Land under development                             $ 88,457  $ 87,423  $ 73,078  $ 50,127
  Property and equipment, net (at cost)               186,697   184,683   182,332   183,938
  Total assets                                        349,753   343,792   359,898   323,082

  Mortgage and other debt                             152,302   145,991   174,157   131,849
  Other long-term obligations                          36,270    30,922    33,414    28,609
  Total liabilities                                   236,897   231,435   248,619   210,033
  Partners' capital                                   112,856   112,357   111,279   113,049
  Market capitalization at year end                   610,470   445,727   588,112   523,830


STATISTICS
  Return on total book capital (percent)                   10%        6%        4%        7%
  Total debt as a percent of total capital (book)          57%       57%       61%       54%
  Total debt as a percent of total market
    capitalization                                         25%       33%       30%       25%
  Units outstanding -average                           36,272    36,789    36,790    36,796
                    -year end                          35,910    36,761    36,757    36,760


SALES INFORMATION
  Residential lots and homes sold                       1,233     1,026       113       487
  Commercial and industrial acres sold                   38.5      12.0      28.9       4.5
  Farm acres sold                                       5,501     5,370     3,900     6,750

* Includes a special distribution of $2.39 per unit for capital gains taxes incurred as a result of the Company's reorganization from a corporation to a limited partnership.

   1991      1990      1989      1988      1987      1986      1985
 --------  --------  --------  --------  --------  --------  --------
 $150,762  $192,886  $234,450  $203,607  $177,511  $167,339  $148,979
   43,232    48,487    81,468    68,177    49,163    51,567    43,589
   (8,749)   (5,381)  (10,880)  (16,281)   (8,436)   (7,047)   (5,134)
   (4,398)   (4,728)   (1,865)    1,722    (1,108)     (846)     (966)
   30,085    38,378    68,723    53,618    39,619    43,674    37,489
    7,701     8,441     6,725     5,149     4,693     4,848     3,562



    $ .82     $1.02     $1.74     $1.35     $ .96     $1.10     $1.04
      .80       .80       .85       .53       .43       .42      2.76 *
     3.20      3.18      4.12      4.05      3.37      3.24      1.01
    23.70     25.33     28.52     24.24     19.38     16.51     13.50
   22 1/2    32 1/2    35 3/4    28 3/8    21 1/4    21 5/8  15 15/16
   13 1/2    14 7/8    25 1/8        15    10 7/8   15 9/16     9 3/4
   19 1/4        16    30 1/8   28 5/16        15    15 5/8  15 13/16



  $67,769   $73,527   $94,510   $86,010   $66,164   $49,430   $46,547
  139,755   128,273   130,411    96,572    79,068    63,086    61,247
  280,575   265,406   279,645   299,229   256,126   250,276   140,593

   78,556    60,302    30,676    59,717    59,857    61,360    43,936
   27,762    25,920    16,867    15,277    13,640    12,445     4,354
  162,790   148,459   120,203   139,172   121,349   116,077   104,140
  117,785   116,947   159,442   160,057   134,777   134,199    36,453
  707,534   588,080 1,166,048 1,119,476   600,000   646,875   573,077



       15%       22%       36%       24%       20%       22%       47%
       40%       34%       16%       27%       31%       31%       55%
       11%       10%        3%        5%       10%        9%        8%
   36,831    37,543    39,488    39,666    41,270    39,668    36,248
   36,755    36,755    38,707    39,540    40,000    41,400    36,242



      233       540       812       733       540       517       551
     73.5      24.3      23.8     104.2      44.7     221.7     109.6
    2,989     3,950       -         -         -         -         -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Years ended December 31, 1995, 1994 and 1993

RESULTS OF OPERATIONS

Revenues and income improved in 1995 for the second straight year. Net income increased 75% on a revenue increase of 31%. The percentage growth in income in 1995 outpaced revenues primarily as a result of the 1994 charge for earthquake damage not covered by insurance.

The accelerated pace of development in Valencia through lot sales to merchant builders and joint venture home sales, along with increased lot sales at McDowell Mountain Ranch, resulted in sales of 1,233 homes and lots for the year, a new record for the Company. A 58% earnings gain recorded in Valencia home and lot sales and a 16% increase in commercial operating income contributed to the 1995 increase. Additionally, sales of two industrial parcels and a build-to-suit for ITT Corporation in Valencia Commerce Center are the first industrial land sales recorded since 1991. Sale of the Bouquet Shopping Center was the single largest contributor to 1995 results, generating $17.9 million in revenues and $11.0 million in income. Sales of 29 commercial and other acres also contributed to increases in revenues and income.

A five year summary of revenues and operating income for each of the Company's major business segments is listed below:


FIVE YEAR SUMMARY                                 Years ended December 31,
                                      ------------------------------------------------
In thousands                            1995      1994      1993      1992      1991
------------                          --------  --------  --------  --------  --------
Revenues
    Real estate
     Residential home and land sales
      Valencia                        $ 58,160  $ 36,022  $ 31,499  $ 60,088  $ 41,778
      McDowell Mountain Ranch           16,602    21,984         -         -         -
     Industrial and other sales         41,396    11,667    15,811     3,342    57,283
     Commercial operations              37,335    35,314    31,188    23,931    19,723
    Agriculture
     Operations                         14,676    17,481    17,042    19,161    28,128
     Ranch sales                         7,428    11,800     9,912    21,660     3,850
                                      --------  --------  --------  --------  --------
Total revenues                        $175,597  $134,268  $105,452  $128,182  $150,762
                                      ========  ========  ========  ========  ========
Operating income
    Real estate
     Residential home and land sales
      Valencia                        $  7,102  $  4,487  $  8,116  $  9,536  $  6,767
      McDowell Mountain Ranch            2,741     6,719         -         -         -
     Industrial and other sales         17,702     5,048     4,422       761    24,624
     Community development              (6,766)   (6,679)   (6,126)   (7,759)   (6,150)
     Commercial operations              17,545    15,155    13,584    11,013    10,220
    Agriculture
     Operations                          3,529     4,350     3,372     3,592     4,944
     Ranch sales                         4,629     9,227     5,170    14,493     2,827
    Earthquake damage                        -    (3,700)        -         -         -
                                      --------  --------  --------  --------  --------
Total operating income                $ 46,482  $ 34,607  $ 28,538  $ 31,636  $ 43,232
                                      ========  ========  ========  ========  ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Residential Home and Land Sales

VALENCIA

The Company generates revenues and income from Valencia residential projects in two ways. First, it sells lots to merchant builders to construct homes. Generally, revenues and income are recorded upon sale of the lots to the builder. Second, it participates in home construction on lots owned by the Company by establishing homebuilding joint ventures and limited partnerships with regional and small builders who have created innovative new home designs. Here, the Company recognizes its portion of revenues and income upon close of escrow to the homebuyer. Under these joint venture arrangements, the Company generally enjoys increased income as it receives a portion of the homebuilder's profits in return for financing the construction costs.

New home sales in Valencia in 1995 by all sellers were the highest since 1989, the peak of the residential real estate market. A total of 425 homes sold by merchant builders and the Company's joint ventures represented a 40% share of the Santa Clarita Valley market, a record performance for Valencia. A strengthening real estate market along with the wide range of affordable homes and superior quality of life offered in the master-planned community contributed to increases in home sales. At the end of 1995, a total of five homebuilders were active in Valencia offering nine single and multi-family products and five additional projects were scheduled for development in 1996.

A total of 469 home and lot sales were recorded by the Company in 1995, a 48% increase over last year. This substantial improvement in closings is attributable to the success of the Company's joint venture homebuilding program in 1995. The Company expects to generate up to half of its home and lot sales in Valencia through joint ventures in 1996.

The Company continues to focus on ways to improve margins and to maximize per-acre income through the introduction of higher density residential products and the creation of strategic homebuilding joint ventures. Continued improvement in home sales is dependent upon economic factors and, over the longer term, upon the Company's ability to secure entitlements which will allow it to offer products that meet the needs and demands of the buying public.

Merchant Builder Program
A total of 261 residential lots were sold to merchant builders in Valencia in 1995 which added $16.6 million to revenues and $5.3 million to income. Gross profit margins from these lot sales averaged just over 30% and benefited from the sale of 98 lots for a higher density, single-family project. The remainder of 1995 lot sales were for single-family homes in Valencia NorthPark where lower land development costs contributed to higher margins compared to prior years. Lot sale prices remained flat in 1995 and no lot price appreciation is expected in the near term.

In 1994, a total of 271 residential lots were sold to merchant builders and 62 lots were sold in 1993. These sales contributed $21.1 million and $4.6 million to revenues and $4.2 million and $541,000 to income in 1994 and 1993, respectively. Also in 1993, the sale of 220 acres at the Cowell Ranch in northern California for $6.0 million added $5.3 million to income.

Deferred revenues of $1.7 million and income of $205,000 were recognized in 1995 from prior residential lot sales under percentage of completion accounting. No deferred revenues or income were recognized in 1994 and, in 1993, $6.9 million and $1.2 million of deferred revenues and income were recognized, respectively.

At the end of 1995, three builders had four single-family residential products being offered in Valencia. Three additional merchant builders, new to Valencia, will have models open in 1996 on lots purchased from the Company in 1995. Greystone Homes and Polygon Communities, Inc. will develop single-family homes in Valencia NorthPark and Braemar Urban will develop a 98-home higher density, single-family project adjacent to Montana Townhomes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Merchant builders in Valencia closed escrow on 235 homes in 1995, 193 homes in 1994 and 137 homes in 1993. Although the Company does not participate directly in the profits generated from escrow closings by merchant builders, the absorption of these previously sold lots is key to the Company's future success in selling additional lots.

At December 31, 1995, the Company had 491 entitled, unimproved lots located in the community of Castaic, just north of Valencia, in escrow for $4.5 million with closing expected in 1996, subject to market conditions. A total of 36 residential lots in Valencia NorthPark were in escrow at December 31, 1994.

Joint Venture Program
Escrow closings from joint ventures totaled 208 in 1995, up from 46 in the prior year, contributing $39.8 million to revenues and $4.9 million to income in 1995. Gross profit margins were lower in 1995 due to over 40% of the closings being from multi-family homes compared to the prior year when all of the closings were from higher margin single-family projects. The Company expects home prices to remain flat in 1996.

The Company's joint venture program closed 46 homes in 1994 adding $14.9 million to revenues and $2.5 million to income. In 1993, the Company's first joint venture closed 21 homes, generating $6.7 million in revenues and $1.0 million in income. Transition from the Company's own home construction operations was completed in 1993 when 30 homes closed escrow.

The Company continues to pursue its joint venture program in Valencia to increase the pace of development, expand the product mix and provide increased income through participation in builder profits. At the end of 1995, two joint venture partners were offering five different products, including three single-family and two multi-family, in Valencia and a total of 28 homes were in escrow with closings expected early in 1996. In 1995, Montana Townhomes, a joint venture with EPAC Communities, Inc., was the best selling attached project in Valencia and CourtHomes, the Company's joint venture with RGC Homes, was the best selling detached project. At December 31, 1994 a total of 34 homes were in escrow in the Company's joint venture projects.

Late in 1995, the Company completed a joint venture agreement for 44 upscale, single-family homes with Braemar Homes. These homes will be constructed on the remaining lots in Valencia Northbridge, an 1,800-home development where home sales began in 1989. An additional joint venture with EPAC Communities, Inc. also has been finalized for development of 52 single-family homes in NorthPark.

At December 31, 1995, the Company's homebuilding partnerships had 180 homes under construction and 52 completed, unsold homes available for sale which were included in residential land under development inventories. The Company plans to establish additional joint ventures with qualified residential builders in 1996.

MCDOWELL MOUNTAIN RANCH

In 1995, the first homebuyers moved into the Company's newest community in Scottsdale, Arizona. During the year, construction was completed on the community recreation center and information center. At 1995 year-end, 18 models were open and over 250 homes had been sold by merchant builders at prices ranging from $150,000 to $500,000.

Escrows closed on 764 lots to merchant builders during 1995, contributing $15.0 million to revenues and $5.4 million to operating income, including lot premiums. This compares to 709 lots sold in 1994 which contributed $22.0 million to revenues and $8.3 million to operating income. Except for a 1994 high-margin sale of 105 premium lots outside the planned community, profit margins in 1995 of 34% were comparable to the prior year. Escrows closed on 219 lots in January 1996.

In January 1996, the Company announced that it has received a signed letter of intent to purchase all the assets and assume all the liabilities associated with the McDowell Mountain Ranch project. The purchase is contingent upon a due diligence period by the buyer, which is scheduled to be completed on February 11, 1996. If

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

consummated, the sale is expected to generate between $25 and $28 million in cash and contribute $20 to $23 million in income in 1996.

Industrial and Other Sales

Revenues and income from industrial and commercial land sales showed solid gains after several slow years in a weak Southern California industrial and office market. The sale of 13.2 acres of industrial property were the first such sales recorded by the Company since 1991. The sales included a 1.1-acre parcel in Valencia Industrial Center and a 2.4-acre parcel plus the 9.7-acre ITT build-to-suit in Valencia Commerce Center. In total, these sales contributed $10.8 million to revenues and $1.8 million to income in 1995.

The vacancy rate at Valencia's two industrial parks was at a historic low of 4.4% at the end of 1995 and over one million square feet of space was absorbed during the year. At December 31, 1995, two industrial build-to-suit projects along with a 94,000-square-foot industrial building for lease were under construction in Valencia Commerce Center. The Company is negotiating for additional build-to-suits and land sales and expects the industrial business segment to continue to improve in 1996. Also, the Company continues to focus on bringing major employers to the area, as job growth has a positive impact on the Company's residential and commercial business segments.

The primary contributor to commercial land sales in 1995 was the sale of Bouquet Shopping Center on 12.3 acres for $17.9 million contributing $11.0 million to income. Sales of two parcels totaling 15.1 acres directly across from Bouquet Shopping Center contributed $7.6 million to revenues and $3.3 million to income under percentage of completion accounting. Other parcels sold included a 7.1-acre site for a Metrolink rail station, a 1-acre parcel for a car wash adjacent to an automotive service center being constructed by the Company, a 1-acre parcel for a Burger King restaurant opposite Bouquet Shopping Center and a 1-acre parcel for a Texaco service station. No deferred revenues from prior land sales were recognized in 1995.

In 1994, six commercial parcels totaling 12 acres closed escrow, contributing $10.9 million to revenues and $6.8 million to income. Included in the 1994 sales was a 4.2-acre site for a retail center anchored by a Barnes & Noble book store with a Starbucks Cafe, two restaurants and other retail outlets which opened in 1995. Other sales included a 2.7-acre site for a Saturn dealership, a 1.25-acre parcel for a Cadillac, Oldsmobile and GMC dealership and a 1.9 acre retail parcel across from Valencia Town Center. Deferred revenues of $650,000 and income of $180,000 were recognized in 1994 from a prior land sale.

In 1993, seven commercial parcels totaling 29.9 acres contributed $10.9 million to revenues and $5.2 million to income. In addition, $4.3 million in revenues and $2.3 million in income was recognized from prior land sales under percentage of completion accounting, including the final income recognition on the 62.4-acre U.S. Postal Service site in Valencia Commerce Center.

At December 31, 1995, industrial and commercial land inventories totaled approximately 650 entitled acres. Although final plans for these acres are subject to review by government agencies before development can proceed, continuing economic improvement along with the fact that few competitive large land parcels are available in Los Angeles County have contributed to greater interest in industrial acreage and the Company's build-to-suit program. At December 31, 1995, a 5.7-acre parcel in Valencia Industrial Center for expansion of a film studio and a 2.7-acre commercial parcel were in escrow for $3.7 million with closings expected in 1996. The Company's ability to close sales in escrow as well as to complete additional land sales and build-to-suit arrangements is subject to future market and other conditions beyond the control of the Company.

Community Development

The Company is focusing its community development activities on securing necessary entitlements for its Valencia area and Newhall Ranch properties. Newhall Ranch, a new planned community, will be located on the Company's 12,000 acres west of Valencia and extend to the Ventura County line. The first draft of the Specific Plan (zoning document) was submitted for review by Los Angles County Regional Planning staff in December, 1994. In May

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

1995, the first draft of major sections of the Environmental Impact Report
(EIR) was completed and submitted for review. The Company expects the entitlement process for this community to take several years and no income is anticipated from this project before the year 2000.

A supplemental EIR has been prepared for the 1,800-home Westridge golf course community to mitigate the project's impact on air quality, school and library facilities as required by a court decision after a lawsuit challenging the County's approval of the project. If the EIR is approved and the entitlements reinstated, the Company expects land development to begin in 1997. Negotiations are in progress with a nationally prominent golf course operator to construct an 18-hole championship golf course.

The Company is focusing on accelerating the entitlement process in Valencia to meet its growth goals. Future plans include an additional 14,000 homes and 1,100 acres of commercial/industrial development. Development will be planned in distinct lifestyle villages offering a variety of living environments, such as golf courses and lake communities.

At December 31, 1995, the Company had over 3,500 residential lots and 650 net acres of commercial and industrial land approved for development. Significant land development work and infrastructure improvements remain to be completed before the Company can deliver the majority of approved lots for sale. Additional land use entitlements are necessary in order for the Company to deliver the new lifestyle villages planned for 1998.

Expenses for community development activities, excluding a recovery from a lawsuit settlement, increased 42% from the prior year due to an intensified strategic marketing program and predevelopment expenses to support Company plans for more rapid development of its remaining properties to achieve its growth targets. In 1994, a 9% increase in expenses from 1993 was primarily due to entitlement expenses incurred for Newhall Ranch.

Commercial Operations

Commercial operations include the Company's portfolio of income-producing properties and Valencia Water Company, a wholly-owned public water utility. For the tenth consecutive year, commercial operations posted higher earnings. For 1995, revenues increased 6% while commercial operating income rose 16% over last year's results. Revenues and income from the Company's energy operations, previously reported as part of Commercial Operations, are being reported with Agricultural Operations. Prior periods' amounts have been reclassified to conform to the current year presentation.

Revenues from the Company's income property portfolio were approximately the same as in the prior year while income increased 10% even after the sale of Bouquet Shopping Center in June and the ITT build-to-suit facility in August. Higher occupancy and percentage rents at Valencia Town Center and River Oaks Shopping Center plus higher occupancy, rent increases averaging 3% and lower expenses at the Company's three apartment complexes in the current year contributed to the increase in income in comparison to 1994.

Revenues and income from Valencia Water Company increased 33% and 75%, respectively, from 1994 results due to a 30% rate increase effective January 1, 1995 and a disaster recovery surcharge. An additional 4% rate increase was approved by the California Public Utilities Commission effective January 1, 1996.

During 1995, the Company commenced an aggressive portfolio development program with construction starting on eight new projects. The largest of these projects is Valencia Marketplace, a 750,000-square-foot high volume retail complex that was 57% pre-leased at the end of 1995. Other projects started in 1995 include two build-to-suit facilities and a 93,000-square-foot building for lease in Valencia Commerce Center, an office building in Valencia Town Center, a neighborhood shopping center and a 264-unit apartment complex both in NorthPark, and an automotive service center. Financial performance for the income portfolio in 1996 is expected to be comparable to 1995 as significant contributions to revenues and earnings from these new projects will not begin until 1997.

Several additional projects are scheduled to begin development in 1996. Included in these projects are an entertainment-related mixed use project adjacent to Valencia Town Center regional mall and a 50,000-square-foot

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Spectrum health club facility. Also, plans are underway for a 203-room full service hotel and a 20,000-square-foot conference center in Valencia Town Center. In 1995, the City of Santa Clarita committed $3 million for public improvements in connection with the conference center.

In 1994, revenues and income from the Company's commercial operations increased 13% and 12%, respectively. All income properties experienced high occupancy rates including Valencia Town Center, the Company's regional shopping mall, and Valencia Hilton Garden Inn, a 152-room joint venture hotel. Results from the portfolio's three apartment complexes benefited from occupancy rates above 98% and rent increases averaging 3%. Also contributing to the increases were a build-to-suit facility consisting of 7,000 square feet for Trader Joe's, a specialty food retailer which opened in September, and a 199,000-square-foot build-to-suit in Valencia Commerce Center for ITT Corporation which was completed in October.

The primary contributors to increases of 30% in revenues and 23% in income from commercial operations in 1993 were Valencia Town Center, the regional shopping center which opened in September 1992, and Valencia Water Company which received approvals from the California Public Utilities Commission for a water rate increase of approximately 20% and a drought recovery surcharge. Also contributing to the increases were Valencia Hilton Garden Inn and a new neighborhood shopping center in Castaic, just north of Valencia.

Agricultural Operations

Agricultural revenues and income, including the Company's energy operations, decreased 16% and 19%, respectively, from the prior year primarily due to fewer acres being farmed as a result of previously sold farm land. The decreases were partially offset by excellent yields and prices for citrus and avocados in 1995. In 1994, revenues increased 3% and income increased 29% from the prior year primarily as a result of improved yields and prices for avocados, grapes and certain row crops as well as expense reductions from streamlined administrative functions. In 1993, sales of farm land, partially offset by improved citrus prices and higher prices and yields for grapes, resulted in net decreases of 11% in revenues and 6% in income from the prior year.

Agricultural operations will continue to provide returns from Newhall Orchard in Ventura County and Suey Ranch where development will be considered in the future. The 14,000-acre New Columbia Ranch, which is being retained for its substantial surface and underground water supplies, will continue to provide revenues and contribution to income primarily from leasing land to tenants.

Ranch Sales

Sale of 5,501 acres at the Merced Ranch for $7.4 million contributed $4.6 million to 1995 income. The remaining 3,940 acres are under a two-year lease and option to purchase agreement with the purchaser. In 1994, sale of the 5,370-acre Meridian Ranch for $11.8 million contributed $9.2 million to income. In 1993, sales totaling 3,900 acres of farm land at the Capay/Wheatland, Merced and Meridian ranches contributed $9.9 million to revenues and $5.2 million to income. The Company is in negotiation for sale of approximately 500 acres of row crop land on the Suey Ranch with possible escrow closing in the first half of 1996.

Earthquake Damage

A $3.7 million charge for damages not covered by insurance from the January 17, 1994 earthquake is included in 1994 results.

General and Administrative Expenses

Total general and administrative expenses of $8.5 million in 1995 remained approximately the same as the prior year. An 11% increase in 1994 from the prior year was primarily due to reduced expense recoveries for tax accounting fees billed to outside partnerships. In 1993, a 13% increase from the prior year is primarily the result of a $250,000 expense in 1993 compared to a $900,000 expense recovery in 1992 due to fluctuations in the market

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

price of partnership units in connection with appreciation rights of the Company's outstanding non-qualified options granted through 1991.

Interest and Other

Interest expense decreased compared to 1994 due to a principal reduction on a mortgage financing in conjunction with the sale of Bouquet Shopping Center in June and prepayment of a $40 million construction financing for Valencia Town Center in December 1994. Offsetting the decrease in interest expense and contributing to a net 2% increase are less cash available for investment, short-term borrowings for working capital needs during the year plus a reduction in interest capitalized at McDowell Mountain Ranch.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company had cash and cash equivalents of $4.3 million and borrowings totaling $16 million outstanding against a $40 million revolving mortgage facility secured by Valencia Town Center. There were no borrowings outstanding against unsecured lines of credit, which increased by $40 million in 1995 to a total of $121 million. The $3.4 million decrease in cash and the increase in borrowings against the revolving mortgage facility from December 31, 1994, when no borrowings were outstanding against this facility, are primarily due to repurchases of the Company's units for $12.5 million and expenditures related to eight new commercial projects which were under development in Valencia at the end of 1995.

In January 1995, the Board of Directors approved a repurchase program of the Company's units and, during the first quarter of 1995, all 600,000 units approved under this program were repurchased for approximately $8.5 million at an average price of $14.25 per unit. In December 1995, another repurchase program of up to 1.5 million units was approved by the Board of Directors and, through December 31, 1995, a total of 261,900 units had been repurchased under this program for $4.0 million or an average of $15.16 per unit.

Cash flow in 1995 was adequate to cover the year's quarterly distributions of 10 cents per partnership unit and fund the Company's ongoing Valencia-area residential and industrial development projects. At year-end there was no debt against raw land or land under development in Valencia. The Company believes it has adequate sources of cash from operations and available credit to finance future operations as well as take advantage of new development opportunities. The Company is searching for additional large landholdings with community development potential in California and other western states.

There are no material commitments for capital expenditures other than the Company's plans in the ordinary course of business to expand its portfolio of income-producing properties to meet existing demand. At year-end 1995, eight new commercial projects were under development in Valencia with total construction costs at completion estimated at $118 million, of which $7.1 million was expended in 1995. Plans for 1996 include starting several new projects in Valencia with estimated total construction costs of about $50 million. In 1996, nearly $100 million cash is expected to be invested in these new projects. A portion of the estimated construction costs for these projects is expected to be provided from a combination of available lines of credit and non-recourse project financings.

In January 1996, the Company received a signed letter of intent to purchase all the assets and assume all the liabilities associated with the McDowell Mountain Ranch project in Scottsdale, Arizona. If consummated, the sale is expected to generate between $25 and $28 million in cash for the Company in 1996.

The following discussion relates to principal items on the Consolidated Statements of Cash Flows:

Operating Activities

Net cash provided by operating activities in 1995 totaled $29.5 million and included sales of 1,233 residential lots and homes in Valencia and McDowell Mountain Ranch, 38.5 acres of commercial and industrial property including a build-to-suit facility for ITT Corporation, Bouquet Shopping Center and 5,501 acres at the Merced Ranch which,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

combined, provided the Company with $105.8 million in cash and $15.8 million in notes. In addition, notes totaling $6.9 million from land sales in prior years were collected in 1995. Expenditures in 1995 for land under development inventories totaling $80.9 million were offset during the year primarily by real estate sales activity in Valencia and McDowell Mountain Ranch, resulting in only a $1.0 million net investment. In Valencia, inventory expenditures totaled $58.7 million and were primarily for land development in NorthPark, infrastructure to support future sales and home construction advances for the Company's expanding joint venture homebuilding program. The Company's total homebuilding investment increased by $9 million to $25 million at the end of 1995. McDowell Mountain Ranch land development costs totaled $12.2 million in 1995 and were principally financed by improvement district bonds sponsored by the City of Scottsdale. Deferred revenues of $3.2 million were recognized in 1995 from land sales in prior years. At December 31, 1995, $3.6 million of deferred revenues from land sales remained to be recognized in future periods. Recognition of deferred revenues has no impact on the Company's cash position.

Net cash provided by operating activities during 1994 totaled $20.9 million and included sales of 1,026 residential lots and homes in Valencia and McDowell Mountain Ranch, the 5,370-acre Meridian Ranch and 12 commercial acres in Valencia. These sales provided the Company with $75.7 million in cash and notes totaling $9 million. In addition, notes totaling $11 million were collected in 1994 from prior year land sales. Expenditures for land under development inventories in 1994 totaled $66.6 million and were primarily for land development and infrastructure to support pending future land sales, including $13.4 million for McDowell Mountain Ranch, and residential construction costs for the Company's joint venture projects in Valencia. Deferred revenues of $650,000 were recognized in 1994 from land sales in prior years and, at December 31, 1994.

Net cash provided by operating activities during 1993 of $10.6 million included $28.4 million cash and $8.9 million of notes from sales of 3,900 acres of farm land, 220 acres at the Cowell Ranch, 113 residential lots and homes and 28.9 acres of commercial and other land. In 1993, $22.2 million of land sales notes from prior years were collected. A net increase in land under development inventories in 1993 was primarily for land development and infrastructure expenditures in the Valencia area and purchase of 900 acres of land for McDowell Mountain Ranch. Deferred revenues from land sales totaling $11.2 million were recognized in 1993.

Investing Activities

Expenditures for property and equipment totaling $17.0 million for the year ended December 31, 1995 included $7.1 million for eight new income-producing projects under development in Valencia and $7.5 million for water utility construction and a headquarters building for Valencia Water Company, the Company's wholly-owned public water utility. The Company expects to spend approximately $111 million in 1996 and 1997 to complete the eight income-producing properties which consist of Valencia Marketplace, a 750,000-square-foot retail complex which was 57% pre-leased at 1995 year-end and the largest of the projects; three new industrial buildings in Valencia Commerce Center totaling 344,000 square feet -- two build-to-suit projects and an inventory building for lease; a 57,000-square-foot office building in Valencia Town Center; a 264-unit apartment complex and a neighborhood shopping center in Valencia NorthPark; and an automotive service center. In addition, the Company plans to start several additional income-producing projects in 1996 with total construction costs of approximately $50 million.

Property and equipment expenditures totaled $11.9 million in 1994 which included $5.1 million of construction costs for a build-to-suit facility for ITT Corporation in Valencia Commerce Center, a 7,000-square-foot facility for Trader Joe's, a specialty food retailer and expenditures for various commercial tenant improvements and water utility construction costs. In 1993, expenditures for property and equipment totaled $9.5 million and included $4.6 million of construction costs for Castaic Village Shopping Center, water utility construction, land preparation for the ITT build-to-suit and various improvements to commercial properties.

Financing Activities

In each of the three years ended 1995, the Company has paid four quarterly distributions totaling 40 cents per partnership unit, per year. In 1995, distributions paid totaled $14.5 million compared to $14.7 million in each of 1994 and 1993 due to fewer units outstanding as a result of the Company's repurchase of 861,900 units in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The declaration of distributions is reviewed by the Board of Directors on a quarterly basis. The declaration of any distribution, and the amount declared, is determined by the Board of Directors taking into account the Company's earnings, financial condition and prospects.

At December 31, 1995, borrowings outstanding against a $40 million revolving mortgage facility totaled $16 million. At the end of 1995, $16.5 million had been expended of the $17 million of improvement district bond proceeds for infrastructure improvements at McDowell Mountain Ranch. After retirement for lots sold, $10.7 million of these improvement bonds remained as debt at the end of 1995, an increase of $4.3 million from the end of 1994. A principal reduction of $13.3 million was paid on a portfolio mortgage financing from Prudential, secured by six of the Company's commercial properties, in conjunction with the sale of the Bouquet Shopping Center in June 1995.

In 1994, Valencia Water Company finalized an $11 million long-term financing following approval by the California Public Utilities Commission. Also in 1994, a $40 million construction loan for Valencia Town Center was prepaid and replaced with a $40 million revolving mortgage facility against which no borrowings were outstanding at the end of 1994. As of December 31, 1994, $11.4 million of improvement district bond proceeds for McDowell Mountain Ranch had been expended for infrastructure development and $6.4 million remained as debt after retirement for lots sold.

In 1993, the Company obtained a $30 million unsecured loan from a major insurance company and, upon receipt, repaid $10.5 million of outstanding advances against a revolving credit line for Valencia Water Company. Also, in 1993, the acquisition of McDowell Mountain Ranch in Scottsdale, Arizona was completed with $13.4 million of land acquisition notes and the Company received $9.4 million additional reimbursement from community facilities bonds relating to Valencia Town Center.

In future years, the Company plans to utilize available lines of credit and non-recourse project debt to finance a portion of the anticipated growth in the income portfolio. In 1995, the Company obtained a $40 million line of credit to finance the majority of the construction costs for Valencia Marketplace in 1996.

INFLATION, RISKS AND RELATED FACTORS

The Company's 1995 Annual Report includes discussion of its long-term growth goals. The following risks and related factors, among others, should be taken into consideration in evaluating the future prospects of the Company.

SALES OF REAL ESTATE: The majority of the Company's revenues are generated by its real estate operations. The ability of the Company to consummate sales of real estate is dependent upon various factors, including but not limited to availability of financing to the buyer, regulatory and legal issues and successful completion of the buyer's due diligence. The fact that a real estate transaction has entered escrow does not necessarily mean that the transaction will ultimately close. Therefore the timing of sales may differ from that anticipated by the Company. The inability to close sales as anticipated could adversely impact the recognition of revenue in any specific period.

ECONOMIC CONDITIONS: Real estate development is impacted significantly by general and local economic conditions which are often beyond the control of the Company. The majority of the Company's operations are concentrated in Southern California. The regional economy is profoundly affected by the entertainment, technology and certain other segments, which have been known to affect the region's demographics. Consequently, all sectors of real estate development for the Company tend to be cyclical. While the economy of Southern California has shown improvements recently, there can be no assurances that the present trend will continue.

INTEREST RATES AND FINANCINGS: Fluctuations in interest rates and the availability of financing have an important impact on the Company's performance. Sales of the Company's projects could be adversely impacted by the ability of buyers to obtain adequate financing. Further, the Company's real estate development activities are dependent on the availability of adequate sources of capital. Certain of the Company's credit facilities bear interest at variable rates and would be negatively impacted by increasing interest rates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


COMPETITION: The sale and leasing of residential, industrial and commercial real estate is highly competitive, with competition coming from numerous and varied sources. The degree of competition is affected by such factors as the supply of real estate available comparable to that sold and leased by the Company and the level of demand for such real estate.

GEOGRAPHIC CONCENTRATION: The Company's real estate development activities are principally focused on its 37,000-acre Newhall Ranch, 30 miles north of Los Angeles. The master-planned community of Valencia and surrounding area generated over 75% of the Company's 1995 operating income and represented over 80% of the value of the Company's properties independently appraised. The Company's entire commercial income portfolio is located in the Valencia area.

GOVERNMENTAL REGULATION AND ENTITLEMENT RISKS: In developing its projects, the Company must obtain the approval of numerous governmental authorities regulating such matters as permitted land uses, levels of population, density and traffic, and the provision of utility services such as electricity, water and waste disposal. In addition, the Company is subject to a variety of federal, state and local laws and regulations concerning protection of health and the environment. This governmental regulation affects the types of projects which can be pursued by the Company and increases the cost of development and ownership. The Company devotes substantial financial and managerial resources to complying with these requirements and dealing with the process. To varying degrees, certain permits and approvals will be required to complete the developments currently being undertaken, or planned by the Company. Furthermore, the timing, cost and scope of planned projects may be subject to legal challenges, particularly large projects with regional impacts. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. The ability to obtain necessary approvals and permits for its projects can be beyond the Company's control and could restrict or prevent development of otherwise desirable new properties.

INFLATION: The Company believes it is well positioned against any effects of inflation. Historically, during periods of inflation, the Company has been able to increase selling prices of properties to offset rising costs of land development and construction. However, in the past few years, there has been a decline in land values in California and sales prices of Company properties have shown decreases while costs have remained relatively constant. The commercial income portfolio is protected substantially from inflation since percentage rent clauses in the Company's leases tend to adjust rental receipts for inflation, while the underlying value of commercial properties has tended to rise over the long term.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       INDEX TO FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

                       Independent Auditors' Report

                       Consolidated Statements of Income for the years ended
                          December 31, 1995, 1994 and 1993

                       Consolidated Balance Sheets at
                          December 31, 1995 and 1994

                       Consolidated Statements of Cash Flows for the years
                          ended December 31, 1995, 1994 and 1993

                       Consolidated Statements of Changes in Partners' Capital
                          for the years ended December 31, 1995, 1994 and 1993

                       Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors of Newhall Management Corporation and Partners of The Newhall Land and Farming Company:


We have audited the accompanying consolidated balance sheets of The Newhall Land and Farming Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Newhall Land and Farming Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.




Los Angeles, California                      KPMG Peat Marwick LLP
January 17, 1996

Consolidated Statements of Income

                                                           Years ended December 31,
                                                     ----------------------------------
In thousands, except per unit                          1995         1994         1993
                                                     --------     --------     --------
REVENUES
   Real estate
       Residential home and land sales
             Valencia                                $ 58,160     $ 36,022     $ 31,499
             McDowell Mountain Ranch                   16,602       21,984         -
       Industrial and other sales                      41,396       11,667       15,811
       Commercial operations                           37,335       35,314       31,188
   Agriculture
       Operations                                      14,676       17,481       17,042
       Ranch sales                                      7,428       11,800        9,912
                                                     --------     --------     --------
TOTAL REVENUES                                        175,597      134,268      105,452
                                                     --------     --------     --------
OPERATING EXPENSES
   Real estate
       Residential home and land sales
             Valencia                                  51,058       31,535       23,383
             McDowell Mountain Ranch                   13,861       15,265       -
       Industrial and other sales                      23,694        6,619       11,389
       Community development                            6,766        6,679        6,126
       Commercial operations                           19,790       20,159       17,604
   Agriculture
       Operations                                      11,147       13,131       13,670
       Ranch sales                                      2,799        2,573        4,742
   Earthquake damage                                     -           3,700         -
                                                     --------     --------     --------
TOTAL OPERATING EXPENSES                              129,115       99,661       76,914
                                                     --------     --------     --------
OPERATING INCOME                                       46,482       34,607       28,538

   General and administrative expense                  (8,547)      (8,578)      (7,710)
   Interest and other, net                            (10,618)     (10,455)      (8,031)
                                                     --------     --------     --------
NET INCOME                                           $ 27,317     $ 15,574     $ 12,797
                                                     ========     ========     ========
NET INCOME PER UNIT                                      $.75         $.42         $.35
                                                     ========     ========     ========


See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS


                                                                                       December 31,
                                                                                 -----------------------
In thousands, except units                                                          1995         1994
                                                                                 -----------------------
ASSETS

    Cash and cash equivalents                                                    $  4,285     $  7,656
    Accounts and notes receivable                                                  25,156       18,539

    Land under development                                                         88,457       87,423
    Land held for future development                                               32,459       34,103

    Property and equipment, net                                                   186,697      184,683
    Other assets and deferred charges                                              12,699       11,388
                                                                                 ---------------------
                                                                                 $349,753     $343,792
                                                                                 =====================
LIABILITIES AND PARTNERS' CAPITAL

    Accounts payable                                                             $ 11,285     $ 14,877
    Accrued expenses                                                               32,999       34,419
    Deferred revenues                                                               4,041        5,226
    Mortgage and other debt                                                       152,302      145,991
    Advances and contributions from
         developers for utility construction                                       17,811       13,477
    Other liabilities                                                              18,459       17,445
                                                                                 ---------------------
         Total liabilities                                                        236,897      231,435

    Commitments and contingencies (Note 10)

PARTNERS' CAPITAL
    35,910,243 units outstanding, excluding 861,900 units
       in treasury, at December 31, 1995 and 36,760,606
       units outstanding at December 31, 1994                                     112,856      112,357
                                                                                 ---------------------
                                                                                 $349,753     $343,792
                                                                                 =====================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Years ended December 31,
                                                                     ----------------------------------------------------
In thousands                                                            1995               1994                    1993
                                                                     ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                       $ 27,317            $ 15,574                $ 12,797
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                   7,698               7,690                   7,329
        Increase in land under development                             (1,034)            (14,345)                (22,951)
        (Increase) decrease in accounts and notes receivable           (6,617)                969                  12,796
        (Decrease) increase in accounts payable, accrued
             expenses and deferred revenues                            (6,197)             13,474                  (8,527)
        Cost of property sold                                          12,608               1,846                   7,131
        Other adjustments, net                                         (4,253)             (4,293)                  2,071
                                                                     ----------------------------------------------------
    Net cash provided by operating activities                          29,522              20,915                  10,646
                                                                     ----------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                (16,982)            (11,887)                 (9,457)
    Investment in joint venture                                           262                 244                     289
                                                                     ----------------------------------------------------
    Net cash used by investing activities                             (16,720)            (11,643)                 (9,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions paid                                                (14,527)            (14,704)                (14,704)
    Increase in mortgage and other debt                                22,645              17,389                  54,948
    Decrease in mortgage and other debt                               (16,334)            (45,555)                (12,640)
    Increase (decrease) in advances and contributions
        from developers for utility construction                        4,334               1,410                    (375)
    Purchase of partnership units                                     (12,518)
    Other, net                                                            227                 208                     137
                                                                     ----------------------------------------------------
    Net cash (used) provided by financing activities                  (16,173)            (41,252)                 27,366
                                                                     ----------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (3,371)            (31,980)                 28,844

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            7,656              39,636                  10,792
                                                                     ----------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $4,285              $7,656                 $39,636
                                                                     ====================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Interest paid (net of amount capitalized)                     $10,306              $9,385                  $8,722


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                                                             Number        Partners'
In thousands                                                of Units        Capital
                                                            ------------------------
BALANCE AT DECEMBER 31, 1992                                  36,760       $113,049
         Net income for year ended December 31, 1993                         12,797
         Distributions                                                      (14,704)
         Other activity, net                                      (3)           137
                                                            -----------------------
BALANCE AT DECEMBER 31, 1993                                  36,757        111,279
         Net income for year ended December 31, 1994                         15,574
         Distributions                                                      (14,704)
         Other activity, net                                       4            208
                                                            -----------------------
BALANCE AT DECEMBER 31, 1994                                  36,761        112,357
         Net income for year ended December 31, 1995                         27,317
         Distributions                                                      (14,527)
         Purchase of partnership units                          (862)       (12,518)
         Other activity, net                                      11            227
                                                            -----------------------
BALANCE AT DECEMBER 31, 1995                                  35,910       $112,856
                                                            =======================


See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995

------------------------------------------------------------------------------
Note 1. Organization
------------------------------------------------------------------------------

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

------------------------------------------------------------------------------
Note 2. Industry Segments and Summary of Significant Accounting Policies
------------------------------------------------------------------------------

NATURE OF OPERATIONS: The Company operates in two reportable industry segments: real estate and agriculture. Real estate, consisting of community development including residential land sales and homebuilding, commercial and industrial land sales, and development and operation of commercial property, is the Company's predominant industry segment. The principal markets for residential land sales are in the Valencia area of Southern California, approximately 30 miles north of downtown Los Angeles, and in Scottsdale, Arizona. Homebuilding, commercial and industrial land sales and commercial operations are concentrated in the Valencia area. Agriculture consists primarily of farming operations conducted on the Company's ranches in California.

Information as to identifiable assets, capital expenditures and depreciation for these segments is summarized in Note 11. Significant accounting policies related to the Company's segments are:

REAL ESTATE/RESIDENTIAL HOME SALES: The Company's income from Residential home sales comes from sales of completed single and multi-family homes to homebuyers through joint ventures and limited partnerships. The Company increases its inventories of homes completed or under construction with venture partners as it funds the venture obligation and records revenues and income as the venture closes escrow on sales to homebuyers.

REAL ESTATE/LAND SALES: Sales are recorded at the time escrow is closed provided that: (1) there has been a minimum down payment, ranging from 20% to 25% depending upon the type of property sold, (2) the buyer has met adequate continuing investment criteria, and (3) the Company, as the seller, has no continuing involvement in the property. Where the Company has an obligation to complete certain future development, revenue is deferred in the ratio of the cost of development to be completed to the total cost of the property being sold under percentage of completion accounting. Land under development inventories are recorded at the lower of cost or net realizable value and include land, direct and allocated construction costs for land and infrastructure development plus project amenities. As land is sold, estimated total costs at completion for the specific project are charged ratably to cost of sales.

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

AGRICULTURE/OPERATIONS: Revenue is recognized as crops are delivered to farm cooperatives and other purchasers. Crops delivered to farm cooperatives are marketed throughout the year after harvest. At the time of delivery, the Company estimates the proceeds to be received from the cooperatives and records these amounts as unbilled receivables. During the year following harvest, the Company records any adjustments of such estimated amounts arising from changing market conditions. Net income for the years ended December 31, 1995, 1994, and 1993 increased approximately $658,000, $1,013,000, and $1,075,000, respectively, as a result of such adjustments.

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

The Company does not expect to be impacted in 1996 by the adoption of SFAS No. 121 -- Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

ENVIRONMENTAL MATTERS: Environmental clean-up costs are charged to expense or established reserves and are not capitalized. Generally, reserves are recorded for environmental clean-up costs when remediation efforts are probable and can be reasonably estimated. To date, environmental clean-up costs have not been material.

MANAGEMENT'S ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These affect the reported amounts of assets, liabilities, and the amount of any contingent assets or liabilities disclosed in the financial statements. Actual results could differ from the estimates made.

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

AMOUNTS PER PARTNERSHIP UNIT: Net income per unit is computed by dividing net income by the weighted average number of units and common unit equivalents (dilutive options) outstanding during the year. The number of units for the computation was 36,272,000, 36,789,000, and 36,790,000, for the years ended December 31, 1995, 1994, and 1993, respectively.

-------------------------------------------------------------------------------
Note 3. Federal Income Tax Results of the Partnership
-------------------------------------------------------------------------------

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

At December 31, 1995, the net tax basis of the Company's assets and liabilities exceeded the Company's financial statement basis of its assets and liabilities by $198,474,000. This excess amount does not reflect the step-up in asset basis allocated to individual partners upon purchase of units subsequent to the formation of the Partnership.

The Partnership's tax returns for the past four years are subject to examination by federal and state taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the tax basis amounts may be subject to change at a later date upon final determination by the taxing authorities.

-------------------------------------------------------------------------------
Note 4. Disclosures About Fair Value of Financial Instruments
-------------------------------------------------------------------------------

The estimated fair values of the Company's financial instruments are as follows:

                                                                                  December 31,
                                                               ---------------------------------------------------
                                                                        1995                          1994
                                                               ---------------------          --------------------
                                                               Carrying         Fair          Carrying        Fair
In thousands                                                     Amount        Value            Amount       Value
------------------------------------------------------------------------------------------------------------------
Notes receivable from land sales                               $ 19,243     $ 19,243          $ 13,723    $ 13,723
Mortgage and other debt                                         152,302      152,302           145,991     145,991
Advances from developers for utility construction                12,536        2,946             8,874       2,149
------------------------------------------------------------------------------------------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS: The carrying amounts approximate the fair values of these instruments due to their short-term nature.

NOTES RECEIVABLE FROM LAND SALES: The carrying amounts of notes receivable approximate fair value. Generally, these notes are interest-bearing with maturities of less than one year from close of escrow. If applicable, the carrying amount reflects imputed interest to reduce the note receivable to its fair value.

MORTGAGE AND OTHER DEBT: The carrying amount of the Company's debt reflects fair value based on current interest rates available to the Company for comparable debt. See Note 8 for interest rates on outstanding debt.

ADVANCES FROM DEVELOPERS FOR UTILITY CONSTRUCTION: Generally, advances are refundable to the developer without interest at the rate of 2.5% per year over 40 years. The fair value is estimated as the discounted value (12%) of the future cash flows to be paid on the advances.
-------------------------------------------------------------------------------
Note 5. Composition of Certain Financial Statement Captions
-------------------------------------------------------------------------------

                                                                                      December 31,
                                                                           --------------------------------
In thousands                                                                   1995                    1994
-----------------------------------------------------------------------------------------------------------
ACCOUNTS AND NOTES RECEIVABLE
  Trade receivables, less allowance for doubtful
    accounts of $937 and $1,087, respectively                              $  3,075                $  2,366
  Notes receivable from land sales                                           19,243                  13,723
  Unbilled accounts receivable
    Agricultural products                                                     2,029                   1,521
    Other                                                                       301                     274
  Other                                                                         508                     655
-----------------------------------------------------------------------------------------------------------
                                                                           $ 25,156                $ 18,539
-----------------------------------------------------------------------------------------------------------

LAND UNDER DEVELOPMENT
  Valencia
    Residential land development                                           $  1,848                $ 13,352
    Homes completed or under construction
      with venture partners                                                  25,302                  16,215
    Industrial and commercial land development                               43,256                  41,781
  McDowell Mountain Ranch land development                                   17,824                  15,843
  Agriculture                                                                   227                     232
-----------------------------------------------------------------------------------------------------------
                                                                           $ 88,457                $ 87,423
-----------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
  Land                                                                     $ 45,039                $ 46,343
  Buildings                                                                  96,088                 101,373
  Equipment                                                                  12,043                  12,526
  Water supply systems, orchards and other                                   71,412                  67,001
  Construction in progress                                                   21,250                  13,649
-----------------------------------------------------------------------------------------------------------
                                                                            245,832                 240,892
  Accumulated depreciation                                                  (59,135)                (56,209)
-----------------------------------------------------------------------------------------------------------
                                                                           $186,697                $184,683
-----------------------------------------------------------------------------------------------------------

OTHER ASSETS AND DEFERRED CHARGES
  Prepaid expenses                                                         $  1,101                $  1,391
  Investment in joint venture                                                   455                     717
  Unamortized loan commitment fees                                              902                   1,148
  Deferred charges and assets of
    Valencia Water Company                                                    6,228                   5,232
  Other                                                                       4,013                   2,900
-----------------------------------------------------------------------------------------------------------
                                                                           $ 12,699                $ 11,388
-----------------------------------------------------------------------------------------------------------

ACCRUED EXPENSES
  Deferred compensation                                                    $  3,866                $  3,636
  Operating and other accruals                                                6,120                   6,310
  Project accruals                                                           19,322                  21,248
  Other                                                                       3,691                   3,225
-----------------------------------------------------------------------------------------------------------
                                                                           $ 32,999                $ 34,419
-----------------------------------------------------------------------------------------------------------

OTHER LIABILITIES
  Warranty and other reserves                                              $  7,056                $  7,078
  Deferred taxes of Valencia Water Company                                    4,901                   5,002
  Other                                                                       6,502                   5,365
-----------------------------------------------------------------------------------------------------------
                                                                           $ 18,459                $ 17,445
-----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Note 6. Commercial Leasing Operations
--------------------------------------------------------------------------------

A summary of the historical cost of properties held for lease, which are included in property and equipment, follows:

                                                                                     December 31,
                                                                           --------------------------------
In thousands                                                                   1995                    1994
-----------------------------------------------------------------------------------------------------------
Land                                                                       $ 40,289                $ 40,051
Buildings                                                                    91,703                  97,591
Other                                                                        12,635                  12,942
-----------------------------------------------------------------------------------------------------------
                                                                            144,627                 150,584
Accumulated depreciation                                                    (27,028)                (24,660)
-----------------------------------------------------------------------------------------------------------
                                                                           $117,599                $125,924
-----------------------------------------------------------------------------------------------------------


Minimum lease payments to be received under non-cancellable operating leases as of December 31, 1995 are as follows:

In thousands
--------------------------------------------------------------------------------
1996                                                                  $ 12,242
1997                                                                    12,070
1998                                                                    11,492
1999                                                                    10,849
2000                                                                    10,575
Thereafter                                                              56,402
--------------------------------------------------------------------------------
                                                                       $113,630*
--------------------------------------------------------------------------------

* This amount does not include contingent rentals which may be received under certain leases based on lessee sales or apartment rentals. Contingent and apartment rentals received for the years ended December 31, 1995, 1994, and 1993 were (in thousands) $9,082, $8,836, and $8,119, respectively.


-------------------------------------------------------------------------------
Note 7. Lines of Credit
-------------------------------------------------------------------------------

No borrowings were outstanding against lines of credit at December 31, 1995 or 1994. At December 31, 1995, the Company had available lines of credit totaling $121 million. Revolving lines of credit for general corporate purposes include a $30 million line with Wells Fargo Bank, a $20 million line with Societe Generale, a $4 million line with Bank of America and a $10 million line with Bank One, Arizona. In addition, the Company has a $15 million revolving credit facility with Morgan Guaranty Trust Company of New York which is restricted to financing development costs of various types of commercial projects in Valencia, a $40 million line of credit for development of Valencia Marketplace with Wells Fargo Bank and a $2 million line of credit with Wells Fargo Bank which is restricted to use by Valencia Water Company for working capital needs. Interest rates on lines of credit are at the prime rate or LIBOR, at the Company's option, plus 1.25% to 1.75% and commitment fees range from .125% to
 .375% per annum of the unused portion. Expiration dates of lines of credit range from September 15, 1996 to December 22, 1997. Letters of credit outstanding against available lines of credit totaled $7.8 million and $5.5 million, respectively, at December 31, 1995 and 1994.

--------------------------------------------------------------------------------
Note 8. Mortgage and Other Debt
--------------------------------------------------------------------------------

                                                                                             December 31,
                                                                  Interest              ----------------------
In thousands                                                        Rates                 1995          1994
--------------------------------------------------------------------------------------------------------------
Prudential (portfolio mortgage)                                    8.995%               $ 46,391      $ 60,000
Prudential (ranch mortgage)                                        8.45%                  11,280        11,520
Pacific Mutual
  (Valencia Water Company)                                         8.0%                   11,000        11,000
Bank of America
  (commercial mortgage)                                            7.95%                   3,363         3,388
Metropolitan
  (unsecured notes)                                                6.9%                   30,000        30,000
Wells Fargo
  (Valencia Town Center)                                         Variable                 16,000          -
Community facilities bonds
  (Valencia Town Center)                                        4.5-7.5%                  17,543        15,224
Land acquisition notes
  (McDowell Mountain Ranch)                                      8-8.75%                   6,010         8,470
Improvement district bonds
  (McDowell Mountain Ranch)                                        5.4%                   10,715         6,389
--------------------------------------------------------------------------------------------------------------
                                                                                        $152,302      $145,991
--------------------------------------------------------------------------------------------------------------


The Prudential portfolio mortgage is secured by five of the Company's commercial properties. A $13.3 million principal reduction was paid on this financing in conjunction with the sale of the Bouquet Shopping Center in June 1995. The terms of the note require monthly payments of interest only through February 1995 and monthly principal and interest payments of $389,150 thereafter until maturity on March 1, 1999 when a principal balance of approximately $44.6 million is due.

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

The commercial mortgage was obtained from Bank of America in January 1991 in conjunction with the purchase of a 50,000-square-foot office building in the vicinity of Valencia Town Center. A $1.6 million principal repayment was made on September 1, 1994 in return for a 2.05% rate reduction. The revised terms call for monthly principal and interest payments of $26,000 and a balloon payment of approximately $3.1 million at maturity on February 1, 2001.

In December 1993, the Company completed a $30 million seven-year unsecured financing. The terms of the notes call for interest payments payable semi-annually and principal payments in equal annual installments commencing upon the third anniversary of the notes.

In November 1994, the Company prepaid a $40 million construction loan for Valencia Town Center. In December 1994, a $40 million revolving mortgage credit facility secured by Valencia Town Center was obtained jointly from Wells Fargo Bank and Morgan Guaranty Trust Company. The terms of the credit facility call for a commitment fee of .125% per annum of the unused portion. Borrowings bear interest at LIBOR plus 1.5% or Wells Fargo's prime rate, at the election of the Company. At December 31, 1995, $16 million of borrowings at an interest rate of 7.25% were outstanding against this facility. In October 1992, tax-exempt community facilities bonds were issued to finance a portion of the costs of certain public infrastructure improvements located within or in the vicinity of

Valencia Town Center, the Company's regional shopping mall which opened in September 1992. The bonds will be repaid over 20 years from special taxes levied on the mall property.

The McDowell Mountain Ranch land acquisition notes include an 8.75% mortgage payable in annual principal and interest installments of $201,000 until maturity on March 3, 2018 and an 8% note payable in semi-annual installments commencing November 30, 1994 until maturity on May 31, 1998. The 8% note calls for additional principal paydown as parcels are sold.

In March 1994, the City of Scottsdale sponsored over $17 million of improvement district bonds for construction of infrastructure improvements at McDowell Mountain Ranch, of which $16.5 million had been expended as of December 31, 1995. A portion of the bonds are repaid as parcels are sold to merchant builders and at December 31, 1995, $10.7 million is reflected as project debt. In addition, $11.9 million in community facilities district bonds were placed by the City of Scottsdale to construct certain public improvements within McDowell Mountain Ranch. Although these bonds are not reflected as project debt, the Company is obligated to pay an ad valorem property tax for these improvements until parcels are sold. In addition, the Company has guaranteed a maximum property tax rate to homeowners for these improvements and, accordingly, $583,000 was accrued in 1995 for the additional liability.

Annual maturities of long-term debt are approximately (in thousands) $8,444 in 1996, $9,913 in 1997, $11,354 in 1998, $68,805 in 1999, $8,199 in 2000, and
$45,587 thereafter.

CAPITALIZED INTEREST AND INTEREST INCOME: During 1995, 1994, and 1993, total interest expense incurred amounted to (in thousands) $11,959, $12,750, and $10,348, net of $1,072, $1,830, and $535 which was capitalized, respectively. Interest income from investments and notes receivable totaled (in thousands) $1,744 in 1995, $2,822 in 1994, and $2,988 in 1993.

-------------------------------------------------------------------------------
Note 9. Employee Benefit Plans
-------------------------------------------------------------------------------

INCENTIVE COMPENSATION PLAN: Under the terms of the Company's Executive Incentive Plan, the Board of Directors may authorize incentive compensation awards to key management personnel of up to five percent of each year's net income. The Board of Directors authorized awards of $1,101,000, $662,000, and $307,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

OPTION PLANS: In January 1995, the Board of Directors approved the 1995 Option/Award Plan which supercedes the Option, Appreciation Rights and Restricted Units Plan. Under the terms of the plan, an additional 600,000 units may be granted as non-qualified options, restricted units, unit rights or appreciation rights to key employees of the Company. In addition, non-employee directors are automatically granted options on 1,500 partnership units upon becoming a director and 500 per year thereafter.

Non-qualified options, restricted units or appreciation rights may not be granted at a price below the market price on the date of grant. Appreciation rights entitle the holder to receive cash or partnership units, or a combination thereof, at a value equal to the excess of fair market value on the date of exercise over the price on the date the right was granted. The following non-qualified options were granted: 1995 -- 222,050; 1994 --
171,300; 1993 -- 226,200. Restricted unit rights granted under the Company's Management Unit Ownership Program totaled 1,288 in 1995 and 400 in 1994. No restricted units were granted in 1993.

No expense or recovery was recorded in 1995 or 1994 for fluctuations in the market price of partnership units in connection with appreciation rights on outstanding non-qualified options. In 1993, an expense of $250,000 was recorded.

A summary of changes under the plans follows:

                                                                                    Option Price
                                                                   --------------------------------------------
                                        Units                            Per Unit                     Total
---------------------------------------------------------------------------------------------------------------
                                                                                                   In thousands
Outstanding at
  December 31, 1993                    984,350                                                        $18,232
Granted                                171,700                     $14.75 to $14.875                    2,552
Cancelled                              (25,050)                    $14.625 to $32.1875                   (462)
---------------------------------------------------------------------------------------------------------------
Outstanding at
  December 31, 1994                  1,131,000                                                         20,322
Granted                                223,338                     $12.625 to $13.125                   2,906
Exercised                             (146,000)                    $12.625 to $13.5313                 (1,849)
Cancelled                              (62,975)                    $13.5313 to $32.1875                (1,245)
---------------------------------------------------------------------------------------------------------------
Outstanding at
  December 31, 1995                  1,145,363                                                        $20,134
---------------------------------------------------------------------------------------------------------------


At December 31, 1995, 630,381 of the outstanding options were exercisable and 434,687 options were available for future grants.

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

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 7% and 5% in 1995, 8.5% and 5% in 1994, 7% and 5% in 1993, respectively. The expected long-term rate of return on assets was 9% for each of the three years.

The Company also has a Supplemental Executive Retirement Plan and a Retirement Plan for Directors. The additional pension cost for these plans was $206,000 in 1995, $298,000 in 1994, and $184,000 in 1993.

The following table sets forth the plans' funded status and amounts recognized in the Company's financial statements for the Retirement and the Pension Restoration Plans:

                                                                               December 31,
                                                            ---------------------------------------------
In thousands                                                   1995               1994             1993
---------------------------------------------------------------------------------------------------------
Actuarial present value of
  benefit obligations:
  Accumulated benefit obligation,
    including vested benefits of
    $13,996, $10,779, and
    $13,567, respectively                                   $(14,693)           $(11,101)        $(13,834)
----------------------------------------------------------------------------------------------------------
Projected benefit obligation for
  service rendered to date                                  $(17,931)           $(12,725)        $(16,962)
Plan assets at fair value                                     16,153              14,146           16,327
----------------------------------------------------------------------------------------------------------
Plan assets in excess of (less than)
  projected benefit obligations                               (1,778)              1,421             (635)
Unrealized net gain from past
  experience different from that
  assumed and effects of changes
  in assumptions                                                (778)             (3,912)          (1,827)
Unrecognized prior service costs                                 709                 770              831
Unrecognized net asset being
  recognized over 15 years                                      (171)               (205)            (239)
----------------------------------------------------------------------------------------------------------
Accrued pension cost                                        $ (2,018)           $ (1,926)        $ (1,870)
----------------------------------------------------------------------------------------------------------
Net pension cost includes the
  following components:
  Service cost-benefits earned
    during the period                                       $    453            $    668         $    645
  Interest cost on projected
    benefit obligation                                         1,041               1,157            1,196
  Actual return on plan assets                                (2,668)               (131)          (1,856)
  Net amortization and deferral                                1,267              (1,284)             529
----------------------------------------------------------------------------------------------------------
Net periodic pension cost                                         93                 410              514
Settlement gain                                                   -                  (88)              --
----------------------------------------------------------------------------------------------------------
Total                                                       $     93            $    322         $    514
----------------------------------------------------------------------------------------------------------


EMPLOYEE SAVINGS PLAN: The Company has an Employee Savings Plan which is available to all eligible employees. Certain employee contributions may be supplemented by Company contributions. Company contributions approximated $262,000 in 1995, $252,000 in 1994 and $245,000 in 1993.

DEFERRED CASH BONUS PLAN: In February 1991, the Compensation Committee of the Board of Directors awarded deferred bonuses payable January 15, 1999. The amount to be paid is based upon the relative percentage return on the market value of the Company's depositary units compared to the percentage return on the Standard and Poor's 500 Index over a nine-year period. No deferred cash bonuses have been earned to date and, accordingly, no expense has been recorded since inception of the plan.

OTHER BENEFITS: The Company does not provide postretirement or postemployment benefits other than those plans described above and, as such, there is no unrecorded obligation to be recognized under SFAS Nos. 106 and 112.

-------------------------------------------------------------------------------
Note 10. Commitments and Contingencies
-------------------------------------------------------------------------------

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

In the ordinary course of business, and as part of the entitlement and development process, the Company is required to provide performance bonds to the County of Los Angeles and the City of Santa Clarita to assure completion of certain public facilities. At December 31, 1995, the Company had performance bonds outstanding totaling approximately $115 million.

As a significant landowner, developer and holder of commercial properties, there exists the possibility that environmental contamination conditions may exist that would require the Company to take corrective action. The Company believes such costs will not materially affect the Company's consolidated financial condition.

-------------------------------------------------------------------------------
Note 11. Industry Segment Information
-------------------------------------------------------------------------------

In thousands
IDENTIFIABLE ASSETS                                                              December 31,
                                                          --------------------------------------------------
 (at historical cost)                                          1995                1994             1993
------------------------------------------------------------------------------------------------------------
Real estate
  Residential                                               $ 66,365            $ 55,046         $ 46,993
  Industrial and other                                        85,449              88,976           84,467
  Commercial                                                 165,394             171,805          164,736
Agriculture                                                   23,314              17,896           21,515
Administration                                                 9,231              10,069           42,187
------------------------------------------------------------------------------------------------------------
                                                            $349,753            $343,792         $359,898
------------------------------------------------------------------------------------------------------------


                                                                           Years ended December 31,
                                                          ---------------------------------------------------
CAPITAL EXPENDITURES                                           1995                1994             1993
-------------------------------------------------------------------------------------------------------------
Real estate
  Residential                                               $     73            $     85         $     26
  Industrial and other                                         6,945                 366            2,277
  Commercial                                                   9,091              10,719            6,747
Agriculture                                                      472                 650              263
Administration                                                   401                  67              144
------------------------------------------------------------------------------------------------------------
                                                            $ 16,982            $ 11,887         $  9,457
------------------------------------------------------------------------------------------------------------


                                                                           Years ended December 31,
DEPRECIATION AND                                          --------------------------------------------------
AMORTIZATION                                                   1995                1994             1993
------------------------------------------------------------------------------------------------------------
Real estate
  Residential                                               $     87            $     42         $     10
  Industrial and other                                            42                  38               47
  Commercial                                                   6,702               6,678            6,202
Agriculture                                                      676                 714              870
Administration                                                   191                 218              200
------------------------------------------------------------------------------------------------------------
                                                            $  7,698            $  7,690         $  7,329
------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Note 12. Selected Quarterly Financial Data (Unaudited)
-------------------------------------------------------------------------------
Quarterly financial information for the Company fluctuates due to the uneven nature of real estate closing activity and the skewing of results by individual large sales. The following is a summary of selected quarterly financial data for 1995 and 1994:

In thousands, except per unit                                            Quarter
                                              -----------------------------------------------------------
                                                First            Second           Third           Fourth
---------------------------------------------------------------------------------------------------------
REVENUES
  1995                                         $25,042          $42,479          $43,244          $64,832
  1994                                          14,966           40,285           23,400           55,617
---------------------------------------------------------------------------------------------------------
OPERATING INCOME
  1995                                           5,033           17,713           10,804           12,932
  1994                                             675*          14,230            5,801           13,901
---------------------------------------------------------------------------------------------------------
NET INCOME
  1995                                             386           12,148            6,253            8,530
  1994                                          (3,640)*          9,403              906            8,905
---------------------------------------------------------------------------------------------------------
NET INCOME PER UNIT
  1995                                           $ .01            $ .33            $ .18            $ .23
  1994                                            (.10)*            .26              .02              .24
---------------------------------------------------------------------------------------------------------

* Includes a charge of $3.7 million, or $.10 per unit, for earthquake damage not covered by insurance.

-------------------------------------------------------------------------------
Note 13. Subsequent Event
-------------------------------------------------------------------------------
In January 1996, the Company received a signed letter of intent to purchase all the assets and assume all the liabilities associated with the McDowell Mountain Ranch project in Scottsdale, Arizona. This sale is contingent upon a due diligence period by the buyer, which is scheduled to be completed on February 11, 1996. If consummated, the sale is expected to generate between $25 and $28 million in cash and contribute $20 to $23 million in net income in 1996 for the Company.

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

     The duties and responsibilities of directors are carried out by the Board of Directors of the Managing General Partner of the Managing General Partner, Newhall Management Corporation. Each voting shareholder of Newhall Management Corporation also is a director of Newhall Management Corporation and only voting shareholders may be directors of that corporation. Every voting shareholder and director has a number of votes in all matters equal to the number of votes of every other voting shareholder and director. Upon ceasing to be a director, a shareholder may be a nonvoting shareholder for a period of time prior to the repurchase of his or her shares by the Corporation. See further discussion of the shareholders' agreement and voting trust agreement below.

     The shareholder-directors of Newhall Management Corporation
("Corporation") are as follows:

     Thomas L. Lee, age 53, was appointed Chairman and Chief Executive Officer of the Corporation upon its formation in November, 1990 and of the former Managing General Partner in 1989. He served as President and Chief Executive Officer of the former Managing General Partner from 1987 to 1989, and as President and Chief Operating Officer from 1985 to 1987. Mr. Lee joined the predecessor corporation in 1970 and has served in various executive capacities. Mr. Lee was elected as a director in 1985. He is a director of First Interstate Bancorp, First Interstate Bank of California, CalMat, Inc. and the Los Angeles Area Chamber of Commerce. He is a trustee of California Institute of the Arts.

     George L. Argyros, age 59, was elected a director of the Corporation in September, 1995. He has been Chairman and Chief Executive Officer of Arnel & Affiliates, an investment company, since 1968. He is a director of U. S. Computer Services, Applied Solar Energy Corporation, First American Financial Corporation and a trustee of the California Institute of Technology. He also is President and Chief Executive Officer of the Horatio Alger Association.

     Gary M. Cusumano, age 52, has been President and Chief Operating Officer of the Corporation and the former Managing General Partner since 1989 and was elected a director of the Corporation in July, 1995. Mr. Cusumano is a director of Zero Corporation, Watkins-Johnson Company, the California Chamber of Commerce and Henry Mayo Newhall Memorial Hospital. He is a trustee of the University of California (Davis).

     Thomas V. McKernan, Jr., age 51, was elected a director of the Corporation in September, 1994. Mr. McKernan has been President and Chief Executive Officer since 1991, Executive Vice President from 1990 to 1991 and Vice President and Chief Financial Officer from 1985 to 1990, of the Automobile Club of Southern California. He is a director of the American Automobile Association, California Chamber of Commerce, Los Angeles Area Chamber of Commerce, Orthopedic Hospital, The Employers Group, Payden & Rygel Mutual Funds, Claremont Graduate School and Forest Lawn Memorial Park.

     Paul A. Miller, age 71, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1979. Mr. Miller is Chairman of the Executive Committee and a director of Pacific Enterprises, a holding company for Southern California Gas Company. He is a trustee of

Mutual Life Insurance Company of New York. Mr. Miller is a director emeritus of Wells Fargo Bank N.A. and Wells Fargo & Company and a trustee emeritus of the University of Southern California.

     Henry K. Newhall, age 57, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1982. Dr. Newhall is General Manager, Technology, Oronite Additives Division of Chevron Chemical Company. He has served in various managerial and consulting positions with Chevron since 1971.

     Jane Newhall, age 82, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1960. Ms. Newhall, a private investor, is a director of the Henry Mayo Newhall Foundation and a member of the Foundation Board of Donaldina Cameron House. She is a trustee of Mills College, the San Francisco Theological Seminary and the Graduate Theological Union.

     Peter T. Pope, age 61, was elected a director of the Corporation in 1992. Mr. Pope has been Chairman, President and Chief Executive Officer since 1990 and Chairman and Chief Executive Officer since 1971 of Pope & Talbot, Inc. He is a director of Pope Resources and The Arlington Club.

     Carl E. Reichardt, age 64, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1980. Mr. Reichardt was Chairman of the Board of Directors of Wells Fargo & Company and Wells Fargo Bank, N.A., from 1983 until December, 1994. He is a director of Wells Fargo & Company, Ford Motor Company, Columbia/HCA Healthcare Corporation, Pacific Gas & Electric Company, The Irvine Company, ConAgra, Inc and SunAmerica, Inc.

     Thomas C. Sutton, age 53, was elected a director of the Corporation in November, 1991. He has been Chairman of the Board and Chief Executive Officer since 1990, President and a director from 1987 to 1990 and Executive Vice President from 1984 to 1987 of Pacific Mutual Life Insurance Company. Mr. Sutton is a director of Southern California Edison, The Irvine Company, American Council of Life Insurance and the Association of California Life Insurance Companies. He is a trustee of the Committee for Economic Development.

     Lawrence R. Tollenaere, age 73, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1972. Mr. Tollenaere was Chairman of the Board of Directors until 1994, and Chief Executive Officer and President of Ameron, Inc. until 1993. He is a director of The Parsons Corporation and Avery Dennison Corporation. Mr. Tollenaere is a trustee of the Huntington Library, Art Collections and Botanical Gardens, a fellow of the Society for the Advancement of Management, Emeritus Fellow of Claremount University and a Governor of Iowa State University.

     Edwin Newhall Woods, age 78, is a rancher and has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1950.

     Ezra K. Zilkha, age 70, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1977. Since 1956, Mr. Zilkha has been President of Zilkha & Sons, Inc., a private investment company. From 1991 to 1993 he was Chairman of Union Holdings, Inc., an industrial holding company. He is a director of CIGNA Corporation, Cambridge Associates, Chicago Milwaukee Corporation, and Milwaukee Land Company. Mr. Zilkha is trustee emeritus of Wesleyan University and a trustee of the Brookings Institution and Lycee Francais de New York. He is Chairman of the Board of The International Center for the Disabled.

     Each of the shareholder-directors may be contacted at the principal executive offices of the Partnership and is a citizen of the United States.

     Jane Newhall and Edwin Newhall Woods are first cousins.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Newhall Management Corporation and its officers and directors, the general partners, and persons who own more than ten percent of the Company's partnership units, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Company assists officers, directors and ten-percent unitholders to file their
Section 16(a) reports and retains a copy of the forms filed. Written representations that all required reports have been filed are obtained at the end of each year. Based upon this information, the Company believes that, during the year ended December 31, 1995, all such filing requirements were fulfilled.

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

     Messrs. Henry Newhall, Woods, and Zilkha each effectively has contributed to the Managing General Partner a total of 72,000 Partnership units. Ms. Newhall effectively has contributed to the Managing General Partner a total of 71,650 Partnership units. Messrs. Lee and Cusumano each effectively has contributed 36,000 Partnership units. Messrs. Argyros, Miller, Reichardt, Pope, Sutton and McKernan each effectively has contributed to the Managing General Partner a total of 2,000 Partnership units. Mr. Tollenaere effectively has contributed 1,650 Partnership units. The Partnership units contributed to the Managing General Partner total 373,300 or 1.0% of the total number of partnership units outstanding.

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

     The shareholder-directors, as limited partners, are also parties to the limited partnership agreement of Newhall Management Limited Partnership. At the present time, they (individually or as trustees of family trusts) are the only limited partners of Newhall Management Limited Partnership. The limited partnership agreement has restrictions on transfer similar to the shareholders' agreement and provides for repurchase of the limited partnership units of a limited partner upon the occurrence of repurchase events which are similar to those of the shareholders' agreement, including the cessation of being a director by a limited partner in the case of a limited partner who is a director.

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



EXECUTIVE  OFFICERS  OF  THE  MANAGING  GENERAL  PARTNER (as of January 17,
1996)



                                                                                        Date of
                                                                                   Age   Office
                                                                                   ---  -------
Thomas L. Lee                                                                       53
 Chairman and Chief Executive Officer                                                     07/89

Gary M. Cusumano                                                                    52
 President and Chief Operating Officer                                                    07/89

Thomas E. Dierckman                                                                 47
 Senior Vice President - Valencia Division                                                09/94
 Senior Vice President - Real Estate Operations                                           07/90

James M. Harter                                                                     49
 Senior Vice President - Newhall Ranch Division                                           09/94
 Senior Vice President - Community Development                                            08/92
 Project Director - Rancon Financial Group                                                12/90

Stuart R. Mork                                                                      43
 Senior Vice President and Chief Financial Officer                                        01/96
 Vice President and Chief Financial Officer                                               01/95
 Vice President - Finance                                                                 01/94
 Vice President - Finance and Treasurer                                                   07/92
 Treasurer                                                                                10/87

John R. Frye                                                                        51
 Vice President - Agriculture                                                             09/85

Gloria A. Glenn                                                                     54
 Vice President - Planning                                                                07/90

Donald L. Kimball                                                                   38
 Vice President - Controller                                                              07/94
 Controller                                                                               04/90

Margaret M. Lauffer                                                                 36
 Vice President - Corporate Communications                                                07/94
 Vice President - Community Relations, Valencia Company                                   01/93
 Assistant Vice President - Community Relations, Valencia Company                         10/91
 Director - Community Relations                                                           05/89

EXECUTIVE  OFFICERS  OF  THE  MANAGING  GENERAL  PARTNER (continued)


                                                                                        Date of
                                                                                   Age   Office
                                                                                   ---  -------
Curtis E. Smith                                                                     47
 Vice President - McDowell Mountain Ranch Division                                        07/95
 Executive Vice President - Newhall Land - Arizona, Inc.                                  08/93
 Vice President - Newhall Land - Arizona, Inc                                             05/92
 President - Harbor Club Development Corporation                                          06/91
 Vice President - GATX Realty Corporation                                                 04/89

Thomas H. Almas                                                                     61
 Secretary                                                                                07/92
 Assistant Secretary and Assistant Treasurer                                              10/87

Carrie T. Kokenda                                                                   31
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

ITEM 11.  EXECUTIVE COMPENSATION

      The following tables set forth information as to each of the five highest paid Executive Officers and their compensation for services rendered to the Company and its subsidiaries:

                          Summary Compensation Table

                                           ------------------------------   -----------------------------------
                                                Annual  Compensation               Long Term Compensation
                                           ------------------------------   -----------------------------------
                                                                                    Awards              Payouts
                                                                            ------------------------    -------
                                                                   Other    Restricted    Number of                 All
                                                                  Annual       Stock     Securities                Other
           Name and                                     Bonus      Comp.       Awards    Underlying      LTIP      Comp.
     Principal Position           Year      Salary       (1)        (2)         (3)     Options/SARs    Payouts     (4)
     ------------------           ----     --------   --------    -------   ----------  ------------    -------   -------
Thomas L. Lee                     1995     $322,000   $117,530    $62,153        $0        20,000          $0     $29,648
   Chairman and                   1994      322,000     77,280     60,200         0        28,200           0      25,957
   Chief Executive Officer        1993      305,000          0     57,275         0        30,000           0      22,361

Gary M. Cusumano                  1995      264,000     96,360     50,620         0        16,000           0      24,856
   President and                  1994      264,000     63,840     33,500         0        22,500           0      21,826
   Chief Operating Officer        1993      252,000          0     31,570         0        24,000           0      17,913

Thomas E. Dierckman               1995      206,000     52,600      4,544         0        12,000           0      13,304
   Senior Vice President          1994      198,000     32,000      3,520         0        10,000           0      10,574
                                  1993      190,000     20,000        950         0        16,000           0       9,705

Stuart R. Mork                    1995      170,000     45,510          0         0        20,000           0       6,391
   Senior Vice President and      1994      136,000     25,000          0         0         8,000           0       4,650
   Chief Financial Officer        1993      128,000     10,000          0         0        12,000           0       4,200

James M. Harter                   1995      160,000     37,000          0         0        10,000           0       4,221
   Senior Vice President          1994      140,000     22,400          0         0         9,000           0       2,730
                                  1993      120,000     14,000          0         0        10,000           0         692

----------------
(1) Represents bonus accrued during the current calendar year based on earnings for such period and paid in the subsequent calendar year. Messrs. Dierckman, Mork and Harter elected to receive partnership units having an aggregate market value of $4,994, $5,453 and $12,199, respectively, in lieu of an equivalent amount of their bonus otherwise payable in cash.

(2) Includes general partner fees paid to Messrs. Lee and Cusumano as general partners of Newhall General Partnership of $37,500 each, director fees paid of $23,000 to Mr. Lee and $6,826 to Mr. Cusumano as directors of Newhall Management Corporation and $4,000 to Mr. Cusumano and Mr. Dierckman as directors of a wholly-owned subsidiary. Effective September 30, 1995, directors of the Company who are employees no longer receive director fees.

(3) The number and value of restricted unit holdings at December 31, 1995 were as follows: 2,000 units valued at $34,000 for Mr. Lee, 1,500 units valued at $25,500 for Mr. Cusumano and 600 units valued at $10,200 for Mr. Dierckman. In addition Messrs. Dierckman, Mork and Harter have the right to receive 339,227 and 123 restricted units, respectively, under certain circumstances.

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

(4) Totals include the following: (1) Company matching contributions to the Employee Savings Plan and Savings Restoration Plan, (2) excess life insurance premiums, and (3) long-term disability insurance premiums for Messrs. Lee and Cusumano.

                           Option/SAR Grants in Last Fiscal Year

                                                                                                             -------------
                                                                                                               Value of
                       --------------------------------------------------                                   Options as of
                                       Individual Grants                    ---------------------------     Grant Date as
                       --------------------------------------------------   Potential Realizable Value        Computed by
                         Number of    % of Total                              at Assumed Annual Rates         the Modified
                        Securities   Options/SARs   Exercise                of Stock Price Appreciation      Black-Scholes
                        Underlying    Granted To    Or Base                      for Option Term (2)            Options
                       Options/SARs  Employees in    Price     Expiration   ---------------------------        Valuation
            Name        Granted(1)   Fiscal Year     ($/Sh)       Date          5%              10%             Model(3)
   ------------------  ------------  ------------   --------   ----------    --------       ----------       -------------
   Thomas L. Lee           20,000          10%      $13.125    07-18-05      $165,100         $418,300           $90,000

   Gary M. Cusumano        16,000           8%      $13.125    07-18-05       132,080          334,640            72,000

   Thomas E. Dierckman     12,000           6%      $13.125    07-18-05        99,060          250,980            54,000

   Stuart R. Mork          20,000          10%      $13.125    07-18-05       165,100          418,300            90,000

   James M. Harter         10,000           5%      $13.125    07-18-05        82,550          209,150            45,000
                           ------          ---                               --------       ----------          --------
            Total          78,000          39%                               $643,890       $1,631,370          $351,000
                           ======          ===                               ========       ==========          ========


------------------

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

(2) 5% compound growth results in final unit price of $21.38 and 10% compound growth results in final unit price of $34.04.

(3) The modified Black-Scholes Options Valuation Model modifies the Black-Scholes formula to include the impact of distributions and to allow option exercise prior to maturity. The 10-year distribution yield of 3.10% was used in the modified model.

          Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values



                                                                 Number  of
                                                           Securities  Underlying             Value of Unexercised
                         Shares                           Unexercised Options/SARs          In-the-Money Options/SARs
                        Acquired                             at Fiscal Year-End              at Fiscal Year-End (1)
                           On           Value
                        Exercise       Realized                              Un-                               Un-
       Name               ( # )        ( $000 )        Exercisable       Exercisable       Exercisable     Exercisable
       ----             -------        --------        -----------       -----------       -----------     -----------
Thomas L. Lee            1,828          $24,000          128,550            81,400           $ 97,007        $170,806


Gary M. Cusumano         1,523           20,000           95,375            64,375             76,146         135,969


Thomas E. Dierckman        228            3,000           60,000            43,500             45,184          87,375


Stuart R. Mork             ---              ---           24,500            38,000             29,188         108,063


James M. Harter            ---              ---            7,250            21,750             16,656          64,969

                         -----          -------          -------           -------           --------        --------
        Total            3,579          $47,000          315,675           249,025           $264,181        $567,182
                         =====          =======          =======           =======           ========        ========

------------
(1) Based on the difference in the unit price of $17.00 at December 29, the last trading day of 1995, and the exercise price of the underlying options.

EMPLOYEE  BENEFIT  PLANS

     The following are descriptions of the principal employee benefit plans of the Company.

RETIREMENT  PLANS

     Under the Retirement Plan, participants' benefits are calculated as 40.5% of the average annual compensation, including salary and bonus, of the highest five calendar years of the preceding ten years up to Social Security covered compensation, plus 60% of the average annual compensation in excess of covered compensation, reduced pro rata for years of service less than 30. Under the Pension Restoration Plan, the Company will pay any difference between the ERISA and Internal Revenue Code maximum amount payable under the Retirement Plan and the amount otherwise payable, including amounts restricted by the compensation limit.

     Credited years of service as of December 31, 1995 (to the nearest whole year) and average annual compensation for the highest five years of the last ten years are as follows: 25 years and $450,000 for Mr. Lee, 26 years and $375,000 for Mr. Cusumano, 8 years and $150,000 for Mr. Mork, 13 years and $245,000 for Mr. Dierckman, and 3 years and $150,000 for Mr. Harter.

     The following table reflects the estimated annual benefits paid as a single life annuity upon retirement at age 65 under the Retirement Plan and Pension Restoration Plan at various assumed compensation ranges and credited years of service:


                                       Years of Service
                                     --------------------
              Compensation     10        20        30        40
              ------------  --------  --------  ---------  --------
                  $125,000  $ 24,000  $ 47,000   $ 71,000  $ 71,000
                   200,000    39,000    77,000    116,000   116,000
                   275,000    54,000   107,000    161,000   161,000
                   350,000    69,000   137,000    206,000   206,000
                   425,000    84,000   167,000    251,000   251,000
                   450,000    89,000   177,000    266,000   266,000
                   500,000    99,000   197,000    296,000   296,000
                   550,000   109,000   217,000    326,000   326,000



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

COMPENSATION OF THE DIRECTORS

     The Partnership Agreement provides that the compensation of the general partners and their partners, directors, officers and employees shall be determined by the Managing General Partner. Both the compensation committee and the nominating committee of the Board of Directors of Newhall Management Corporation, the Managing General Partner of Newhall Management Limited Partnership, have been granted authority by the Board of Directors to determine certain compensation issues. Members of the Board receive an annual retainer fee of $24,000 for serving on the Board and a fee of $1,000 for attending each meeting of the Board or committee of which they are a member. Committee chairpersons receive a fee of $500 in addition to the regular meeting fee for each committee meeting they conduct. Members of the Board of Directors will also receive reimbursement for travel and other expenses related to attendance at meetings of the Board of Directors and of the committees. In addition, the Partnership Agreement requires the Partnership to reimburse the Managing General Partner for any federal or California income taxes imposed upon the Managing General Partner or its Managing General Partner as a result of its activities as Managing General Partner. Under the terms of the 1995 Option/Award plan adopted by the Board of Directors on January 18, 1995, each non-employee Board member ("Independent Director") may elect to have all or any portion of the annual retainer fee paid in depositary units instead of cash.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company has a $30 million unsecured line of credit for general corporate purposes and a $40 million line of credit for development of Valencia Marketplace with Wells Fargo Bank, N.A. (the "Bank"). Valencia Water Company, a subsidiary of the Company, maintains a $2 million credit line with the Bank. There were no borrowings outstanding against these lines of credit at December 31, 1995. Additionally, the Company has a $40 million revolving mortgage facility obtained jointly with the Bank and Morgan Guaranty Trust of New York against which $16 million was outstanding at December 31, 1995. Certain of the Company's employee benefit plans have invested approximately $16 million in funds managed by the Bank and the Bank has extended approximately $7 million in letters of credit to the Company.

     Carl E. Reichardt, former Chairman of the Board of the Bank and Wells Fargo & Company, is a director of the Managing General Partner of the Managing General Partner. In addition, a director of the Managing General Partner of the Managing General Partner, Paul A. Miller, is a director emeritus of the Bank and Wells Fargo & Company. Thomas L. Lee, Chairman and Chief Executive Officer of the Company, has been nominated to become a director of Wells Fargo & Company.

     In June 1994 Valencia Water Company, a wholly-owned subsidiary of the Company, borrowed $11 million from Pacific Mutual Life Insurance Company. In addition, the Company has acquired two life insurance policies for its two senior officers with face amounts of approximately $1.5 million each from Pacific Mutual. Mr. Thomas C. Sutton, a director of the Company, is Chairman of the Board and Chief Executive Officer of Pacific Mutual Life Insurance Company. Mr. Lawrence R. Tollenaere, a director of the Company, also is a director of Pacific Mutual Life Insurance Company. All of the foregoing transactions are at rates and terms comparable to those of similar transactions with unrelated parties.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
OF NEWHALL MANAGEMENT CORPORATION

COMPENSATION COMMITTEE CHARTER

     The Compensation Committee, which is entirely comprised of independent directors, determines or approves compensation of all executive officers of the Company and reviews management development issues. It has regularly scheduled meetings two times a year, and meets at other times as appropriate. During 1995 the committee met two (2) times.

SENIOR MANAGEMENT COMPENSATION PHILOSOPHY

     The Company believes its success is greatly influenced by the caliber of its employees. The Company's compensation program for senior management is designed to attract, motivate and retain a highly skilled, professional and dedicated work force. In this regard, Newhall Land's senior management compensation program consists of:



o Base salary compensation tied to prevailing real estate industry compensation practices.

o Annual merit and incentive pay compensation (bonuses) primarily related to the Company's performance for the previous fiscal year.

o Long-term incentive compensation in the form of unit options and restricted units directly tied to increasing unitholder value. This component of compensation can be highly volatile because it is directly related to corporate performance.



     The Company's objective is for the base salary, annual incentive compensation and long-term incentive compensation of senior management to approximate the median levels for an industry comparison group consisting primarily of real estate companies with which the Company competes for executive talent. From year-to-year, however, relative compensation levels may vary due largely to variances in individual company performance. It should be pointed out that the companies with which the Company competes for executive talent are not the same as those in the Wilshire Real Estate Securities Index shown in the performance graph. In addition, for managers other than the Chief Executive Officer and the Chief Operating Officer, there is a subjective element to incentive compensation which relates to his or her success in meeting individual business and personal goals determined at the beginning of each year. The goals for the business segment he or she manages are based primarily on increasing unitholder values through profitability and, most importantly, the value of the Company's landholdings.

BASE SALARY COMPENSATION

     The base salary for each executive officer is determined on the basis of an evaluation of the responsibilities of each position compared to other positions in the Company and to base salary levels in effect for comparable positions at the Company's principal competitors for executive talent. In addition, the qualifications of the executive officer including training and experience is considered in determining base salary. Salaries are reviewed and adjustments to each executive officer's base salary, if any, are made on an annual basis. External salary data provided to the Committee by an independent compensation consulting firm indicate that salaries for 1995 were generally at or below the median level.

ANNUAL MERIT AND INCENTIVE COMPENSATION (BONUSES)

     Annual cash bonuses under the Company's Executive Incentive Plan adopted by the Board of Directors are earned by each executive officer on the basis of the Company's earnings, division performance and/or the attainment of individual goals in the previous fiscal year. Target earnings projections for the Company and each division and individual goals are developed at the beginning of the year. Target bonuses are determined as percentages of base salaries for each management group based upon ability to influence the success of the Company and are generally set to produce bonuses comparable to other real estate companies over a period of time. The bonuses earned are then calculated at the end of the year using the target percentages, increased or decreased by multiples which give effect to the earnings achieved and individual goals accomplished. The multiple results in the bonus percentage attributable to company earnings being increased at twice the percentage by which actual earnings exceed targeted earnings and reduced at three times the percentage by which actual earnings are less than targeted earnings. There are no bonuses for this component of the formula if earnings are less than 75% of target. The aggregate amount of such incentive bonuses may not exceed 5% of the Company's net income after deducting the incentive awards. The 1995 bonuses continue to be at or below industry levels. The target bonuses (except for Mr. Lee's bonus) are recommended by the Company's Chief Executive Officer, Mr. Lee, and approved by the Compensation Committee and the Board of Directors.

     The total of the cash bonuses paid for 1995 was $1,101,000 (or 4.1% of 1995 income after deducting bonuses), versus $662,000 in 1994 (4.3% of income after deducting bonuses), a 66.3% increase from 1994 to 1995. The increase in bonuses for 1995 recognizes the improved earnings per unit in 1995 over 1994 of 78.6%, the growth of the joint venture homebuilding program, the sale of a record number of homes and lots, the capturing of a record percentage of the new home market in Valencia, the expansion of the portfolio of income producing properties, the success of the Company's expansion into the Arizona market, and the completion of an in-depth plan to refine operating and financing objectives and strategies.

LONG-TERM INCENTIVE COMPENSATION

     The committee endorses the view that equity ownership of the Company aligns management's and unitholders' interests and thereby enhances unitholders' value. The equity component of compensation includes unit options, appreciation rights and restricted units under the Company's 1995 Option/Award Plan. Awards are generally made at mid-year to key management personnel who are in positions to make substantial contributions to the long-term success of the Company. These unit awards mature and are expected to grow in value over time and for that reason represent compensation which is attributable to service over a period of up to ten years. This focuses attention on managing the Company from the perspective of an owner with an equity stake in the business.

     There were no restricted units granted during the year. In 1994 the Company adopted unit ownership guidelines for management. Managers are encouraged to own units having a market value ranging from 25% to 300% of base salary. As an inducement to purchase partnership units the Company offers one unit right for every five units purchased. A unit right entitles the recipient to receive one partnership unit for each unit right. Unit rights vest at the rate of twenty percent a year over a five year period.

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

CHIEF EXECUTIVE OFFICER COMPENSATION

     Mr. Lee's salary was increased in January 1996 by $40,000 to $362,000 per annum, only the second increase since February 1990, and he was paid a cash bonus for 1995 of $117,530. His annual salary and bonus have declined from a high of $540,000 for 1990 to $479,530 for 1995 due to reduced incentive compensation. The increase in Mr. Lee's base salary in 1996 was in recognition of his performance and to maintain appropriate relationships with other salaries and compensation packages both within the Company and the industry.

     During 1995 Mr. Lee's leadership resulted in increased earnings of 78.6%, a 40.2% improvement in the Company's unit price, the bringing of a significant number of new jobs to Valencia, a joint effort with a municipality to develop a hotel and conference center in Valencia and a strategic plan to grow the Company's earnings by an average of more than 30% a year over the next five years.

     Mr. Lee's bonus for 1995 of $117,530 was calculated by applying a multiple of 146% to his target bonus of 25% of his salary, pursuant to the Company's Executive Incentive Plan adopted by the Board of Directors. The target bonus percentage was established at the beginning of the year as described earlier and was based entirely upon Company earnings. The multiple gives effect to the amount by which the Company's earnings exceeded target earnings.

     Long-term incentive compensation of 20,000 Unit options was granted to Mr. Lee in July, 1995, an increase of 1,000 or 5.3% from the 1994 grant of 19,000 options. The long-term benefits of the unit options are expected to be realized over the next ten years during which Mr. Lee's emphasis on earnings, land entitlements, investments in income producing properties, geographic diversification and strategic planning are expected to yield benefits for the Company's investors.

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

     The Company believes that unit options granted to its executives will qualify for the performance based-compensation exception to the deduction limit. Because it is unlikely that other compensation to any Company executive would exceed the deduction limit in the near future, the Committee has not yet considered whether it will seek to qualify compensation other than options for the performance-based exception or will prohibit the payment of compensation that would exceed the deduction limit.

COMPENSATION COMMITTEE MEMBERS

     The Compensation Committee of the Board of Directors of Newhall Management Corporation is comprised of the following five independent directors:

     Peter T. Pope (Chairman)
     Thomas V. McKernan, Jr.
     Carl E. Reichardt
     Thomas C. Sutton
     Lawrence R. Tollenaere

                      THE NEWHALL LAND AND FARMING COMPANY
                           STOCK PERFORMANCE ANALYSIS

                                                                                                 5 Year
                              1990       1991       1992       1993       1994       1995     Total Return
                             ------     ------     ------     ------     ------     ------    ------------
                NHL          100.00     125.50      96.44     111.21      86.69     125.00        25.00%
                S&P 500      100.00     130.53     140.52     154.65     156.68     215.43       115.00%
                WRESI*       100.00     113.25     102.15     122.03     115.20     141.35        41.35%

                                                                                                                  10 Year
          1985     1986      1987     1988     1989     1990     1991     1992     1993     1994       1995     Total Return
          ----     ----      ----     ----     ----     ----     ----     ----     ----     ----       ----     ------------
NHL        100    104.04    100.82   194.95   213.47   117.45   147.40   113.26   130.61   101.81     146.81        46.81
S&P 500    100    118.68    124.91   145.58   191.68   185.56   242.21   260.74   286.97   290.73     399.76       299.78
WRESI*     100    121.54    109.81   147.94   150.56    77.49    87.76    79.16    94.56    89.27     109.53         9.53

Assumes $100 invested on December 31, 1990 for the 5-year graph and December 31, 1985 for the 10-year graph. Total return includes reinvestments of dividends.

*Wilshire Real Estate Securities Index (consists of the following real estate operating companies: American Real Estate Partnership, Arbor Property Trust, Catellus Development Corporation, Forest City Enterprises, Inc., John Q. Hammons Hotels, Host Marriott Corporation, LaQuinta Motor Inns, National Realty L.P., The Newhall Land and Farming Company, Rouse Company).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


DIRECTORS AND OFFICERS

     The following table sets forth the number of units beneficially owned by each director of Newhall Management Corporation, each of the Company's five highest paid executives and all directors and officers as a group as of December 31, 1995.


                                      Amount and Nature        Percent
            Name                   of Beneficial Ownership     of Class
            ----                   -----------------------     --------
       George L. Argyros                    9,850(1)(2)             *
       Gary M. Cusumano                   227,723(1)(3)           0.6%
       Thomas E. Dierckman                 70,395(4)              0.2
       James M. Harter                      8,578(5)                *
       Thomas L. Lee                      222,994(1)(6)           0.6
       Thomas V. McKernan, Jr.              5,000(1)(2)             *
       Paul A. Miller                       4,400(1)(2)             *
       Stuart R. Mork                      27,802(7)                *
       Henry K. Newhall                 1,044,868(1)(2)(8)        2.9
       Jane Newhall                     1,073,650(1)(2)           3.0
       Peter T. Pope                        5,000(1)(2)             *
       Carl E. Reichardt                   84,300(1)(2)(9)        0.2
       Thomas C. Sutton                    12,000(1)(2)(10)         *
       Lawrence R. Tollenaere              25,650(1)(2)             *
       Edwin Newhall Woods                768,854(1)(2)(11)       2.1
       Ezra K. Zilkha                   1,174,600(1)(2)(12)       3.3
       All directors and officers
         as a group                     4,889,126                13.6%


*  Represents less than 0.1% of the securities outstanding.

(1)  Includes 72,000 units each for Messrs. Henry K. Newhall, Woods and
     Zilkha, 71,650 units for Ms. Jane Newhall, 2,000 units each for Messrs. Argyros, McKernan, Miller, Pope, Reichardt, and Sutton and 1,650 units for Mr. Tollenaere which are held by the Managing General Partner. Includes 36,000 units held by the Managing General Partner and 20 units contributed to Newhall General Partnership by Messrs. Cusumano and Lee. Of the total of 373,300 units held by the Managing General Partner beneficially for the directors, 20 units have been contributed to Newhall General Partnership, and of those 20 units, 10 units have been contributed back to the Managing General Partner by Newhall General Partnership. See Item 10 of this Annual Report on Form 10-K for information on a shareholders' agreement, voting trust agreement and limited partnership agreement relating to these units.

(2) Includes 1,500 units for Mr. Argyros and 2,000 each for Ms. Newhall and Messrs. McKernan, Miller, Newhall, Pope, Reichardt, Sutton, Tollenaere, Woods and Zilkha which they have the right to acquire pursuant to the Company's 1995 Option / Award Plan.

(3) Includes 97,250 units which Mr. Cusumano has the right to acquire and 1,500 restricted units which may be returned to the Partnership under certain circumstances pursuant to the Company's 1995 Option / Award Plan.

(4) Includes 60,000 units which Mr. Dierckman has the right to acquire and 600 restricted units which may be returned to the Partnership under certain circumstances pursuant to the Company's 1995 Option / Award Plan and 1,963 units held by the Company's Employee Savings Plan.

(5) Includes 7,250 units which Mr. Harter has the right to acquire pursuant to the Company's 1995 Option / Award Plan and 608 units held by the Company's Employee Savings Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)


(6) Includes 130,850 units which Mr. Lee has the right to acquire and 2,000 restricted units which may be returned to the Partnership under certain circumstances pursuant to the Company's 1995 Option / Award Plan.

(7) Includes 24,500 units which Mr. Mork has the right to acquire pursuant to the Company's 1995 Option / Award Plan.

(8) The Partnership is advised that Henry K. Newhall has sole voting and investment power as to 80,928 units held by trusts for which he is the trustee and beneficiary. Voting and investment power is shared with Peter McBean and others as to 889,940 units held by certain trusts.

(9) Includes 3,000 units held by trusts for which Mr. Reichardt has sole voting and investment power as the trustee.

(10) The Partnership is advised that Mr. Sutton has sole voting and investment power as to 8,000 units held by a trust for which he is a trustee.

(11) The Partnership is advised that Mr. Woods has sole voting and investment power as to 328,346 of these units owned by him and sole voting and investment power as to 312,208 of these units held of record by a trust under which he is the trustee. Also included are 54,300 units owned by Mr. Woods' wife as to which he disclaims any beneficial ownership.

(12) Includes 230,600 units held by Zilkha & Sons, Inc. for which the Partnership is advised that Mr. Zilkha has sole voting and investment power and 30,000 units held by Mr. Zilkha's wife for which he disclaims beneficial ownership.

     Except as indicated otherwise in the above notes, the specified persons possess sole voting and investment power as to the indicated number of units to the best of the Company's knowledge.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)


CERTAIN UNITHOLDERS

     The following table sets forth the names and addresses and unitholdings of the only persons known to the Partnership to be beneficial owners of more than five percent of the outstanding units of the Partnership as of December 31, 1995. Except as otherwise indicated, such unitholders have sole voting and investment power to the best knowledge of the Partnership.


                                                    Amount         Percent
              Name and Address                Beneficially Owned   Of Class
              ----------------                ------------------   --------
           State Farm Mutual Automobile           3,500,758          9.7%
           Insurance Company
           One State Farm Plaza
           Bloomington, Illinois 61710

           State of Wisconsin                     2,121,260          5.9%
           Investment Board
           P. O. Box 7842
           Madison, Wisconsin 53707

           Peter McBean                           1,861,304          5.2%
           100 California Street
           San Francisco, California  94111

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For additional related party information see Compensation Committee Interlocks and Insider Participation in Item 11 - Executive Compensation.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed with this report:

     1. See Index to Financial Statements on page 22 of this Annual Report on Form 10-K.

     2. Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

     3. Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

         3(a) The Newhall Land and Farming Company (a California Limited Partnership) Limited Partnership Agreement incorporated by reference to Exhibit 3(e) to Registrant's Registration Statement on Form S-14 filed August 24, 1984.

          (b) First Amendment to Limited Partnership Agreement of The Newhall Land and Farming Company (a California Limited Partnership) incorporated by reference to Exhibit 3(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, (Commission File Number 1-7585).

         4 Depositary Receipt for Units of Interest, The Newhall Land and Farming Company (a California Limited Partnership) incorporated by reference to Exhibit 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1990, (Commission File Number 1-7585).

     *  10(a)      The Newhall Land and Farming Company 1995 Option/Award Plan
                   incorporated by reference to the Company's Registration
                   Statement on Form S-8 dated March 22, 1995.

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

     *    (d)      The Newhall Land and Farming Company Retirement Plan
                   Restatement, Amendments No. 1 through 5, incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, (Commission
                   File Number 1-7585).

     *    (e)      Form of Severance Agreements incorporated by reference to
                   Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, (Commission File
                   Number 1-7585).

          (f) Newhall Management Corporation Retirement Plan for Directors (Revised January 16, 1991) incorporated by reference to
                   Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, (Commission File Number 1-7585).

     *    (g)      The Newhall Land and Farming Company Supplemental Executive
                   Retirement Plan (Restated effective January 15, 1992) incorporated by reference to Exhibit 10(g) to the Company's
                   Annual Report on Form 10-K for the year ended December 31,
                   1991, (Commission File Number 1-7585).

     *    (h)      The Newhall Land and Farming Company Senior Management
                   Survivor Income Plan incorporated by reference the Company's
                   Annual Report on Form 10-K for the year ended December 31,
                   1993, (Commission File Number 1-7585).

          (i) Form of Indemnification Agreement between the Partnership and its General Partners and the general partners, partners, shareholders, officers and directors of its General Partners, or of the Managing General Partner of the Managing General Partner, as amended, incorporated by reference to
                   Exhibit 28(g) to the Company's report on Form 8-K filed December 11, 1990, (Commission File Number 1-7585).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

           (j) Tax Payment and Tax Benefit Reimbursement Agreement incorporated by reference to Exhibit 28(f) to the Company's report on Form 8-K filed December 11, 1990, (Commission File Number 1-7585).

     *     (k)     The Newhall Land and Farming Company Deferred Cash Bonus
                   Plan incorporated by reference to Exhibit 10(l) of the Company's Annual Report on Form 10-K for the year ended
                   December 31, 1990, (Commission File Number 1-7585).

     *     (l)     Form of award issued under The Newhall Land and Farming
                   Company Deferred Cash Bonus Plan incorporated by reference to Exhibit 10(m) of the Company's Annual Report on Form 10-K for the year ended December 31, 1990, (Commission File
                   Number 1-7585).

     *     (m)     The Newhall Land and Farming Company Employee Savings
                   Restoration Plan (As restated effective January 15, 1992) incorporated by reference to Exhibit 10(n) to the Company's
                   Annual Report on Form 10-K for the year ended December 31,
                   1991, (Commission File Number 1-7585).

     *     (n)     The Newhall Land and Farming Company Pension Restoration
                   Plan(As restated effective January 15, 1992) incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, (Commission
                   File Number 1-7585).

           (o) Trust Agreement dated January 15, 1992 between the Partnership and Newhall Management Corporation incorporated by reference to Exhibit 10(p)to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, (Commission File Number 1-7585).

           (p) The Newhall Land and Farming Company Employee Unit Purchase Plan incorporated by reference to the Company's Registration Statement on Form S-8 dated May 24, 1994.

     *     (q)     Amendment No. 1 to The Newhall Land and Farming Company
                   Retirement Plan incorporated by reference to the Company's
                   Annual Report on Form 10-K for the year ended December 31,
                   1994, (Commission File Number 1-7585).

         11        Computation of earnings per unit.

         21        Subsidiaries of the Registrant.

         23        Independent Auditors' Consent.

         27        Financial Data Schedule.

         99(a) Articles of Incorporation of Newhall Management Corporation, as amended, incorporated by reference to Exhibit 28(b) to the Company's report on Form 8-K filed December 11, 1990, (Commission File Number 1-7585).

           (b) Bylaws of Newhall Management Corporation incorporated by reference to Exhibit 28(c) to the Company's report on Form 8-K filed December 11, 1990, (Commission File Number 1-7585), and Amendment Number 1 dated July 17, 1991 incorporated by reference to Exhibit 28(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, (Commission File Number 1-7585).

           (c) Shareholders' Agreement between Newhall Management Corporation, its shareholders and the Newhall Management Corporation Voting Trust incorporated by reference to
                   Exhibit 28(d) to the Company's report on Form 8-K filed December 11, 1990, (Commission File Number 1-7585), and Amendment to Shareholders' Agreement dated as of November 20, 1991 incorporated by reference to Exhibit 28(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, (Commission File Number 1-7585).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

           (d) Voting Trust Agreement between Newhall Management Corporation, the Trustee, and the individual shareholders of Newhall Management Corporation incorporated by reference to
                   Exhibit 28(e) to the Company's report on Form 8-K filed December 11, 1990, (Commission File Number 1-7585).

           (e) Partnership Agreement of Newhall General Partnership incorporated by reference to Exhibit 28(e) to Registrant's Registration Statement on Form S-14 filed August 24, 1984, and the Certificate of Amendment of Partnership Agreement of Newhall General Partnership, dated November 14, 1990 incorporated by reference to Exhibit 28(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1990, (Commission File Number 1-7585).

           (f) Limited Partnership Agreement of Newhall Management Limited Partnership, incorporated by reference to Exhibit 28(a) to the Company's report on Form 8-K filed December 11, 1990, (Commission File Number 1-7585).


         * The items marked above constitute Executive Compensation Plans and Arrangements.


(b) The following report on Form 8-K was filed in the fourth quarter ended December 31, 1995.

                  Item Reported                                 Date of Report
-----------------------------------------------------------    ----------------
News Release announcing 1.5 million unit repurchase program    December 1, 1995

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

                               THE NEWHALL LAND AND FARMING COMPANY
                                (a California Limited Partnership)

                                               Registrant

                               By Newhall Management Limited Partnership, Managing General Partner

                               By      Newhall Management Corporation,
                                       Managing General Partner


Date:  March 20, 1996          By          / S /   THOMAS L. LEE
                                       --------------------------------------
                                       Thomas L. Lee Chairman
                                       and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 20, 1996          By          / S /   THOMAS L. LEE
                                       --------------------------------------
                                       Thomas L. Lee,
                                       Chairman and Chief Executive Officer
                                       Newhall Management Corporation
                                       (Principal Executive Officer)


Date:  March 20, 1996          By          / S /   STUART R. MORK
                                       --------------------------------------
                                       Stuart R. Mork
                                       Senior Vice President and
                                       Chief Financial Officer
                                       Newhall Management Corporation
                                       (Principal Financial Officer)


Date:  March 20, 1996          By          / S /   DONALD L. KIMBALL
                                       --------------------------------------
                                       Donald L. Kimball,
                                       Vice President - Controller
                                       Newhall Management Corporation
                                       (Principal Accounting Officer)

Directors of Newhall Management Corporation:

Date:  March 20, 1996                  By    / S /  George L. Argyros
                                             --------------------------------
                                             George L. Argyros


Date:  March 20, 1996                  By    / S /  Gary M. Cusumano
                                             --------------------------------
                                             Gary M. Cusumano


Date:  March 20, 1996                  By    / S /  Thomas L. Lee
                                             --------------------------------
                                             Thomas L. Lee


Date:  March 20, 1996                  By    / S /  Thomas V. McKernan, Jr.
                                             --------------------------------
                                             Thomas V. McKernan, Jr.


Date:  March 20, 1996                  By    / S /  Paul A. Miller
                                             --------------------------------
                                             Paul A. Miller


Date:  March 20, 1996                  By    / S /  Henry K. Newhall
                                             --------------------------------
                                             Henry K. Newhall


Date:  March 20, 1996                  By    / S /  Jane Newhall
                                             --------------------------------
                                             Jane Newhall


Date:  March 20, 1996                  By    / S /  Peter T. Pope
                                             --------------------------------
                                             Peter T. Pope


Date:  March 20, 1996                  By    / S /  Carl E. Reichardt
                                             --------------------------------
                                             Carl E. Reichardt


Date:  March 20, 1996                  By    / S /  Thomas C. Sutton
                                             --------------------------------
                                             Thomas C. Sutton


Date:  March 20, 1996                  By    / S /  Lawrence R. Tollenaere
                                             --------------------------------
                                             Lawrence R. Tollenaere


Date:  March 20, 1996                  By    / S /  Edwin Newhall Woods
                                             --------------------------------
                                             Edwin Newhall Woods


Date:   March 20, 1996                 By    / S /  Ezra K. Zilkha
                                             --------------------------------
                                             Ezra K. Zilkha

                   THE  NEWHALL  LAND  AND  FARMING  COMPANY


                              INDEX  TO  EXHIBITS


Item 14 (a) 3

 Exhibit
 Number                Description
--------              -------------
   11                 Computation of earnings per unit

   21                 Subsidiaries of the Registrant

   23                 Independent Auditors' Consent

   27                 Financial Data Schedule