Form 10-Q
period 1996-03-31
NEWHALL LAND & FARMING CO /CA/
filed 1996-05-10
CIK 751976

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                  FORM  10 - Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       or
         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from        to

     For Quarter Ended March 31, 1996         Commission file number 1-7585


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
Item 1 - Financial Statements


CONSOLIDATED STATEMENTS OF INCOME
Unaudited

                                                       Three Months Ended
In thousands, except per unit                               March 31
- -----------------------------                     -----------------------------
                                                     1996               1995
                                                  ---------           ---------
REVENUES

 Real estate
    Residential home and land sales
      Valencia                                      $9,898              $7,944
      McDowell Mountain Ranch                        5,531               2,201
    Industrial and other sales                       2,136               5,411
    Commercial operations                            8,309               8,833
                                                  ---------           ---------
                                                    25,874              24,389
                                                  ---------           ---------
 Agriculture
    Operations                                         707                 653
    Ranch sales                                      6,145               - -
                                                  ---------           ---------
                                                     6,852                 653
                                                  ---------           ---------

   Total revenues                                  $32,726             $25,042
                                                  =========           =========

Contribution to income

 Real estate
    Residential home and land sales
      Valencia                                        $520                $140
      McDowell Mountain Ranch                        1,602                 284
    Industrial and other sales                         399               1,712
    Community development                           (2,427)             (1,817)
    Commercial operations                            4,083               4,306
                                                  ---------           ---------
                                                     4,177               4,625
                                                  ---------           ---------
 Agriculture
    Operations                                         762                 408
    Ranch sales                                      5,872              - -
                                                  ---------           ---------
                                                     6,634                 408
                                                  ---------           ---------
Operating income                                    10,811               5,033


General and administrative expense                  (2,200)             (2,050)
Interest and other, net                             (2,380)             (2,597)
                                                  ---------           ---------

Net income                                          $6,231                $386
                                                  =========           =========

Net income per unit                                  $0.17               $0.01
                                                  =========           =========
Number of units used in computing per
 unit amounts                                       35,908              36,514

Cash distributions per unit                          $0.10               $0.10

Part I. Financial Information                                                3.
Item 1 - Financial Statements


CONSOLIDATED BALANCE SHEETS

                                                              March 31,     December 31,
In thousands, except units                                      1996            1995
- --------------------------                                  ------------    ------------
                                                              Unaudited
ASSETS

 Cash and cash equivalents                                       $4,364          $4,285

 Accounts and notes receivable                                   22,611          25,156


 Land under development                                          93,637          88,457

 Land held for future development                                32,371          32,459


 Property and equipment, net                                    197,759         186,697

 Other assets and deferred charges                               13,618          12,699
                                                            ------------    ------------

                                                               $364,360        $349,753
                                                            ============    ============

LIABILITIES AND PARTNERS' CAPITAL

 Accounts payable                                               $14,367         $11,285

 Accrued expenses                                                32,778          32,999

 Deferred revenues                                                3,843           4,041

 Mortgage and other debt                                        163,618         152,302

 Advances and contributions from developers for
   utility construction                                          17,771          17,811

 Other liabilities                                               18,801          18,459
                                                            ------------    ------------

        Total liabilities                                       251,178         236,897

 Partners' capital

  35,466,394 units outstanding, excluding 1,305,749
  units in treasury, at March 31, 1996 and
  35,910,243 units outstanding, excluding 861,900 units
  in treasury, at December 31, 1995                             113,182         112,856
                                                            ------------    ------------

                                                               $364,360        $349,753
                                                            ============    ============

Part I. Financial Information                                                4.
Item 1 - Financial Statements


CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

                                                                         Three Months Ended
In thousands                                                                  March 31
- -----------------------------------------------------------          --------------------------
                                                                         1996           1995
                                                                     ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                           $6,231           $386

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                       1,891          1,937
    Increase in land development inventories                           (5,180)        (4,566)
    Decrease in accounts and notes receivable                           2,545          2,443
    Increase (decrease) in accounts payable, accrued expenses
         and deferred revenues                                          2,663         (1,085)
    Cost of property sold                                                 264             10
    Other adjustments, net                                               (425)          (848)
                                                                     ---------      ---------

  Net cash provided (used) by operating activities                      7,989         (1,723)
                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                                  (13,129)        (1,519)
                                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  Distributions paid                                                   (3,589)        (3,676)
  Increase in mortgage and other debt                                  11,316         12,687
  (Decrease) increase in advances and contributions from
     developers for utility construction                                  (40)         1,722
  Purchase of partnership units                                        (2,468)        (8,547)
                                                                     ---------      ---------

  Net cash provided by financing activities                             5,219          2,186
                                                                     ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       79         (1,056)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          4,285          7,656
                                                                     ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $4,364         $6,600
                                                                     =========      ==========

Part I. Financial Information                                                5.
Item 1 - Financial Statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- -------------------------------------------------------------------------------
Note 1. Accounting Policies

The consolidated financial statements include the accounts of The Newhall Land and Farming Company and its subsidiaries, all of which are wholly-owned, (collectively, "the Company"). All significant intercompany transactions are eliminated.

The Company's unaudited interim financial statements have been prepared substantially in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments necessary for a fair statement of the results of operations for the three months ended March 31, 1996 and 1995 have been made. Certain reclassifications have been made to prior periods' amounts to conform to the current year presentation.

The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found on pages 25 through 31 of the December 31, 1995 Annual Report to Partners and particularly to Note 2 which includes a summary of significant accounting policies.

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

o Sales of non-developable farm land occur irregularly and are recognized upon close of escrow provided profit recognition criteria are met.

- -------------------------------------------------------------------------------
Note 2. Details of Land Under Development

(In $000)                                                                 March 31,              December 31,
                                                                            1996                    1995
                                                                        ------------             -----------
Valencia                                                                (Unaudited)
   Residential land development                                           $  5,307                 $ 1,848
   Industrial and commercial land development                               43,562                  43,256
   Homes completed or under construction
         with venture partners                                              27,092                  25,302
McDowell Mountain Ranch land development                                    15,830                  17,824
Agriculture                                                                  1,846                     227
                                                                          --------                 -------
         Total land under development                                     $ 93,637                 $88,457
                                                                          ========                 =======


- -------------------------------------------------------------------------------
Note 3. Details for Earnings per Unit Calculation

                                                                         Three months ended March 31,
                                                                     ----------------------------------------
 (Unaudited)                                                              1996                      1995
 -----------                                                         --------------            ---------------
Average number of units outstanding during the period                  35,752,138                36,501,001
Net units issuable in connection with dilutive options based
    upon use of the treasury stock method                                 156,233                    13,303
                                                                       ----------                ----------

Average number of primary units                                        35,908,371                36,514,304
                                                                       ==========                ==========

Part I. Financial Information
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


                            RESULTS OF OPERATIONS


Comparison of First Quarter 1996 to First Quarter 1995
Unaudited


  The amounts of increase or decrease in revenues and income from the prior year first quarter are as follows (in 000s, except per unit):


                                                                   Increase (Decrease)
                                                                -----------  --------
                                                                   Amount        %
REVENUES
  Real Estate
    Residential home and land sales
        Valencia                                                 $   1,954        25%
        McDowell Mountain Ranch                                      3,330       151%
    Industrial and other sales                                      (3,275)      -61%
    Commercial operations                                             (524)       -6%
                                                                -----------  --------
                                                                     1,485         6%

  Agriculture
     Operations                                                         54         8%
     Ranch sales                                                     6,145       N/A
                                                                -----------  --------

Total revenues                                                   $   7,684        31%
                                                                ===========  ========
CONTRIBUTION TO INCOME
  Real Estate
    Residential home and land sales
        Valencia                                                 $     380       271%
        McDowell Mountain Ranch                                      1,318       464%
    Industrial and other sales                                      (1,313)      -77%
    Community development                                             (610)      -34%
    Commercial operations                                             (223)       -5%
                                                                -----------  --------
                                                                      (448)      -10%
  Agriculture
    Operations                                                         354        87%
    Ranch sales                                                      5,872       N/A
                                                                -----------  --------

 Operating income                                                    5,778       115%

    General and administrative expense                                (150)       -7%
    Interest and other, net                                            217         8%
                                                                -----------  --------

 Net income                                                      $   5,845      1514%
                                                                ===========  ========

Net income per unit                                                  $0.16      1600%
                                                                ===========  ========

Number of units used in computing
  per unit amounts                                                    (606)       -2%
                                                                ===========  ========

Part I. Financial Information                                                7.
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


The increases and decreases in revenues and income for the three months are attributable to the following:

RESIDENTIAL HOME AND LAND SALES


VALENCIA

Merchant Builder Program
There were no residential lot sales completed in the 1996 or 1995 first quarters. In the 1996 first quarter, deferred revenues totaling $1.0 million and income of $207,000 were recognized from prior residential lot sales under percentage of completion accounting. No deferred revenues or income were recognized in the prior year quarter. At March 31, 1996, two residential parcels totaling 143 lots were in escrow for approximately $10 million. In addition, 491 unimproved lots are in escrow in Castaic, a community north of Valencia. These escrows are expected to close later this year subject to market conditions.

Joint Venture Program
Escrow closings from joint ventures totaled 49 in the 1996 first quarter contributing $8.9 million to revenues and $983,000 to income. In the first quarter of 1995, 44 escrow closings contributed $7.9 million to revenues and $915,000 to income. Gross profit margins of 11% and product mix between single and multi-family homes were approximately the same as in the prior year quarter.

At the end of the 1996 quarter, six joint-venture homebuilding projects in Valencia had 47 homes in escrow versus 31 homes in escrow at the end of the 1995 first quarter. A seventh joint-venture project consisting of executive single-family homes is scheduled to open in May. At March 31, 1996, the Company's homebuilding partnerships had 94 homes under construction and 58 completed, unsold homes available for sale which were included in residential land under development inventories.

McDOWELL MOUNTAIN RANCH

In the first quarter of 1996, escrow closed on 219 residential lots which contributed $5.5 million to revenues and $2.1 million to income. The sale of 40 lots in the 1995 first quarter combined with deferred revenues recognized on prior year lot sales, resulted in revenues of $2.2 million and contribution to income of $818,000.

On April 17, 1996, the Company completed the sale of the McDowell Mountain Ranch project. The sale will contribute $44 million to revenues and $24
million to income in the second quarter.   Revenues on the sale consist of a
combination of cash, assumption of project debt and the recognition of previously deferred revenues on land sales.

INDUSTRIAL AND OTHER SALES

Escrow closed on a 2.7-acre commercial parcel in the 1996 first quarter which contributed $1.7 million to revenues and $861,000 to income. Deferred revenues of $449,000 and income of $234,000 also were recognized during the quarter from prior year sales. In the 1995 first quarter, escrow closings on 8.8 commercial acres and a 1.1-acre industrial parcel for $5.6 million contributed $2.2 million to income.

At March 31, 1996, an industrial parcel totaling 5.7 acres was in escrow for $1.9 million. This parcel which entered escrow in March, 1995 is expected to close later this year subject to market conditions.

COMMUNITY DEVELOPMENT

The Company's community development activities are focused on securing necessary entitlements for its Valencia area and Newhall Ranch properties. Newhall Ranch, a new planned community, will be located on the Company's 12,000 acres west of Valencia and extend to the Ventura County line. A 34% increase in community development expenses from the comparable prior year period is primarily due to the Company's efforts to accelerate the entitlement process in Valencia to meet its growth goals. Future plans include an additional 14,000 homes and

Part I. Financial Information                                                8.
Item 2 - Management s Discussion and Analysis of Financial Condition and Results of Operations


1,100 acres of commercial/industrial development. Development will be planned in distinct lifestyle villages offering a variety of living environments, such as golf courses and lake communities.

COMMERCIAL OPERATIONS

Commercial operations include the Company's portfolio of income-producing properties and Valencia Water Company, a wholly-owned public water utility.

Revenues and income from the income property portfolio each decreased by 10% principally due to the 1995 sale of Bouquet Shopping Center and the ITT build-to-suit facility. At the end of the 1996 first quarter, occupancy rates at the Company's neighborhood shopping centers, River Oaks and Castaic Village, remained high at 99% and 94% respectively. Valencia Town Center shopping mall is experiencing some turnover in tenants with occupancy at 92%. However, based on current leasing activity, occupancy is expected to improve this fall. Vacancy rates at the Company's three apartment complexes averaged 2% at the end of the quarter. Commercial financial results for all of 1996 are expected to be slightly lower than 1995 as most of the new projects that started construction in 1995 will not begin to generate meaningful revenues and income until 1997.

A general rate increase approved by the California Public Utilities Commission effective January, 1996 contributed to higher revenues and income from Valencia Water Company compared to the prior year. Operating expenses were approximately the same as the 1995 period.

AGRICULTURAL OPERATIONS

Revenues and income from agricultural operations, including the Company's energy division, were approximately the same as the prior year first quarter. Contributing to an increase in income from the prior year period is reversal of a $400,000 contingency associated with previously sold farm land.

RANCH SALES

In March, 1996, the Company completed the sale of 539 acres of valuable row crop land on its 38,800-acre Suey Ranch for $6.5 million. The sale contributed $5.9 million to 1996 first quarter income. No sale of farm land was completed in the prior year first quarter.

GENERAL AND ADMINISTRATIVE EXPENSE

A 7% increase in general and administrative expenses is due to timing of accrued incentive compensation based on the Company's increased earnings relative to the 1995 first quarter.

INTEREST AND OTHER, NET

A principal reduction on a mortgage financing in conjunction with the 1995 sale of Bouquet Shopping Center contributed to an 8% decrease from the comparable prior year period. Also contributing to the decrease is additional capitalized interest related to ten new income-producing projects under development in Valencia.

                              FINANCIAL CONDITION

Liquidity and Capital Resources

At March 31, 1996, the Company had cash and cash equivalents of $4.4 million with borrowings totaling $27.9 million. Borrowings included $5.0 million against a $40 million revolving mortgage facility secured by Valencia Town Center and $22.9 million against unsecured lines of credit totaling $121 million. The $11.9 million increase in borrowings from December 31, 1995, principally is due to expenditures for ten commercial projects in Valencia which are in various stages of development.

Part I. Financial Information                                                9.
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


In December, 1995, the Board of Directors approved a repurchase program of up to 1.5 million of the Company's partnership units. In the first quarter of 1996, a total of 452,500 units were purchased or committed for $7.7 million of which 307,500 units for $5.2 million remained to be paid at the end of the quarter. The Company expects to repurchase additional units with a portion of the proceeds from the sale of McDowell Mountain Ranch which closed escrow on April 17, 1996 for $26 million cash plus assumption of debt. As of May 3, 1996, a total of 1,024,600 units for $17.0 million, or an average price of $16.59 per unit, had been purchased or committed under the program.

There are no material commitments for capital expenditures other than the Company's plans in the ordinary course of business to expand its portfolio of income-producing properties. At March 31, 1996, ten new commercial projects were in various stages of development and several new projects are planned to be started in 1996. Approximately $90 million is expected to be invested in these projects in 1996. A portion of the estimated construction costs for these projects is expected to be provided from a combination of available lines of credit and project financings.

The following discussion relates to principal items on the Consolidated Statement of Cash Flows:

Operating Activities

Net cash provided by operating activities in the first quarter of 1996 totaled $8.0 million and included sales of 49 homes in Valencia under the Company's joint venture homebuilding program, 219 lots in McDowell Mountain Ranch, sale of a 2.7-acre commercial parcel in Valencia and 539 acres of row crop land at the Suey Ranch. Combined, these sales provided the Company with $21.0 million in cash and $1.8 million in notes. In addition, notes totaling $2.5 million from land sales in prior years were collected during the quarter.

Land under development inventory expenditures totaled $17.9 million and were offset by real estate sales activity in Valencia and McDowell Mountain Ranch, bringing the Company's net inventory investment to $5.2 million for the quarter. In Valencia, inventory expenditures were primarily related to land development and infrastructure for expansion of Valencia NorthPark and home construction advances for the Company's joint-venture homebuilding program. The Company's net homebuilding investment increased by $2 million during the first quarter of 1996 to a total of $27 million in seven joint venture projects.

Investing Activities

Expenditures for property and equipment totaled $13.1 million and were primarily related to ten income-producing projects under development in Valencia and water utility construction costs. The properties under development consist of Valencia Marketplace, a 750,000-square-foot retail complex which was 71% preleased at the end of the 1996 first quarter; a build-to-lease and two build-to-suit industrial buildings in Valencia Commerce Center totaling 344,000 square feet; a 57,000-square-foot office building and the 50,000-square-foot Spectrum health club facility in Valencia Town Center; a 264-unit apartment complex and a neighborhood shopping center in Valencia NorthPark; a 51,000-square-foot retail/light industrial complex in Valencia Industrial Center; and an automotive service center which opened in April. The Company plans to start several additional income-producing projects in 1996 including land development for a 203-room full service hotel with a 20,000-square-foot conference center and an entertainment-related mixed use project both in Valencia Town Center.

Financing Activities

A 10-cent per unit quarterly distribution totaling $3.6 million was paid on March 11, 1996. The declaration of distributions is reviewed by the Board of Directors on a quarterly basis. The declaration of any distribution, and the amount declared, is determined by the Board of Directors taking into account the Company's earnings, financial condition and prospects. The next quarterly distribution will be considered by the Board of Directors on May 15, 1996.

At March 31, 1996, borrowings against a revolving mortgage facility and unsecured lines of credit totaled $27.9 million. This represents an $11.9 million increase from December 31,1995 primarily for costs associated with ten income-producing projects under development.

Part I. Financial Information                                               10.
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


A total of 452,500 units were purchased or committed for $7.7 million during the first quarter of 1996 under a repurchase program of up to 1.5 million units which was approved by the Board of Directors in December, 1995. At March 31, 1996, a total of 145,000 of these units for $2.5 million had been paid and 307,500 units for $5.2 million remained to be paid.

Part II. Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

         27      Financial Data Schedule

(b)      No report was filed on Form 8-K in the first quarter ended March 31,
         1996

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      THE NEWHALL LAND AND FARMING COMPANY
                       (a California Limited Partnership)
                       ----------------------------------
                                   Registrant

                   By Newhall Management Limited Partnership,
                            Managing General Partner

                       By Newhall Management Corporation,
                            Managing General Partner



Date: May 3, 1996        By        / S /  THOMAS L. LEE
                                --------------------------------------------------------
                                  Thomas L. Lee, Chairman and Chief Executive Officer of
                                  Newhall Management Corporation
                                  (Principal Executive Officer)



Date: May 3, 1996        By        / S /  STUART R. MORK
                                --------------------------------------------------------
                                  Stuart R. Mork, Senior Vice President
                                  and Chief Financial Officer of
                                  Newhall Management Corporation
                                  (Principal Financial Officer)



Date: May 3, 1996        By        / S /  DONALD L. KIMBALL
                                --------------------------------------------------------
                                  Donald L. Kimball, Vice President - Controller of
                                  Newhall Management Corporation
                                  (Principal Accounting Officer)