Form 10-Q
period 1996-06-30
NEWHALL LAND & FARMING CO /CA/
filed 1996-08-13
CIK 751976

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                  FORM  10 - Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       or
         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from        to

     For Quarter Ended June 30, 1996         Commission file number 1-7585


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

                                 Yes   X     No
                                    -------    -------

Part I. Financial Information
Item 1 - Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

Unaudited                                  Three Months Ended     Six Months Ended
                                                June 30              June 30
                                          --------------------   ------------------
In thousands, except units                   1996       1995        1996      1995
- -----------------------------------------------------------------------------------
REVENUES

 Real estate
    Residential home and land sales
      Valencia                              $16,732   $ 9,987   $ 26,630   $17,931
      McDowell Mountain Ranch                43,570     1,182     49,101     3,383
    Industrial and other sales                  270    19,732      2,406    25,143
    Commercial operations                     9,161     9,510     17,470    18,343
                                            -------   -------   --------   -------
                                             69,733    40,411     95,607    64,800
                                            -------   -------   --------   -------
 Agriculture
    Operations                                1,738     2,068      2,445     2,721
    Ranch sales                                  -         -       6,145        -
                                            -------   -------   --------   -------
                                              1,738     2,068      8,590     2,721
                                            -------   -------   --------   -------
   Total revenues                           $71,471   $42,479   $104,197   $67,521
                                            =======   =======   ========   =======

CONTRIBUTION TO INCOME
 Real estate
    Residential home and land sales
      Valencia                              $ 2,070   $ 1,003   $  2,590   $ 1,143
      McDowell Mountain Ranch                24,352      (224)    25,954        61
    Industrial and other sales               (1,017)   11,939       (618)   13,651
    Community development                    (2,944)     (390)    (5,371)   (2,208)
    Commercial operations                     3,973     4,656      8,056     8,962
                                            -------   -------   --------   -------
                                             26,434    16,984     30,611    21,609
                                            -------   -------   --------   -------
 Agriculture
    Operations                                  285       339      1,047       747
    Ranch sales                                  -         -       5,872        -
                                            -------   -------   --------   -------
                                                285       339      6,919       747
                                            -------   -------   --------   -------
Operating income                             26,719    17,323     37,530    22,356

General and administrative expense           (2,228)   (2,265)    (4,428)   (4,315)
Interest and other, net                      (2,019)   (2,910)    (4,399)   (5,507)
                                            -------   -------   --------   -------
Net income                                  $22,472   $12,148   $ 28,703   $12,534
                                            =======   =======   ========   =======
Net income per unit                         $  0.64   $  0.33   $   0.81   $  0.34
                                            =======   =======   ========   =======
Number of units used in computing per
   unit amounts                              35,361    36,181     35,630    36,347

Cash distributions per unit                 $  0.10   $  0.10   $   0.20   $  0.20

Part I. Financial Information
Item 1 - Financial Statements

CONSOLIDATED  BALANCE  SHEETS


                                                                     June 30,    December 31,
In thousands, except units                                             1996          1995
- ---------------------------------------------------------------------------------------------
                                                                    (Unaudited)
ASSETS

   Cash and cash equivalents                                        $  3,207       $  4,285
   Accounts and notes receivable                                      15,502         25,156

   Land under development                                             80,241         88,457
   Land held for future development                                   32,371         32,459

   Property and equipment, net                                       214,309        186,697
   Other assets and deferred charges                                  14,438         12,699
                                                                    --------       --------
                                                                    $360,068       $349,753
                                                                    ========       ========
LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                 $ 13,016       $ 11,285
   Accrued expenses                                                   38,169         32,999
   Deferred revenues                                                   1,756          4,041
   Mortgage and other debt                                           147,709        152,302
   Advances and contributions from
        developers for utility construction                           17,589         17,811
   Other liabilities                                                  20,184         18,459
                                                                    --------       --------
        Total liabilities                                            238,423        236,897

Partners'  capital
   35,160,591 units outstanding, excluding 1,611,552 units
       in treasury, at June 30, 1996 and 35,910,243 units
       outstanding, excluding 861,900 units in treasury
       at December 31, 1995                                          121,645        112,856
                                                                    --------       --------
                                                                    $360,068       $349,753
                                                                    ========       ========

Part I. Financial Information
Item 1 - Financial Statements


CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

Unaudited                                                        Six months ended
                                                                      June 30,
                                                               ----------------------
In thousands                                                     1996          1995
- -------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                     $ 28,703      $ 12,534

Adjustments to reconcile net income to net cash
       provided by operating activities:
  Depreciation and amortization                                   3,792         3,924
  Increase in land under development                            (36,038)      (37,574)
  Cost of sales and other inventory changes                      44,254        21,930
  Decrease in accounts and notes receivable                       9,654         1,464
  Increase (decrease) in accounts payable,
       accrued expenses and deferred revenues                     4,616        (6,749)
  Cost of property sold                                             294         4,879
  Other adjustments, net                                            220           (97)
                                                               --------      --------
    Net cash provided by operating activities                    55,495           311
                                                               --------      --------
Cash flows from investing activities:
    Purchase of property and equipment                          (31,610)       (4,524)
                                                               --------      --------
Cash flows from financing activities:
    Distributions paid                                           (7,105)       (7,293)
    Increase in mortgage and other debt                          12,400        30,680
    Decrease  in mortgage and other debt                        (16,993)      (16,595)
    (Decrease) increase in advances and contributions
        from developers for utility construction                   (222)        1,651
    Purchase of partnership units                               (13,043)       (8,547)
                                                               --------      --------
    Net cash used by financing activities                       (24,963)         (104)
                                                               --------      --------
Net decrease in cash and cash equivalents                        (1,078)       (4,317)

Cash and cash equivalents, beginning of period                    4,285         7,656
                                                               --------      --------
Cash and cash equivalents, end of period                       $  3,207      $  3,339
                                                               ========      ========

Part I. Financial Information
Item 1 - Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Accounting Policies

The consolidated financial statements include the accounts of The Newhall Land and Farming Company and its subsidiaries, all of which are wholly-owned, (collectively, "the Company"). All significant intercompany transactions are eliminated.

The Company's unaudited interim financial statements have been prepared substantially in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments necessary for a fair statement of the results of operations for the three and six months ended June 30, 1996 and 1995 have been made. Certain reclassifications have been made to prior periods' amounts to conform to the current period presentation.

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

Note 2. Details of Land Under Development

(In $000)                                                                 June 30,              December 31,
                                                                            1996                    1995
                                                                         -----------            ------------
Valencia                                                                 (Unaudited)
   Residential land development                                           $  7,534                 $ 1,848
   Industrial and commercial land development                               46,888                  43,256
   Homes completed or under construction
         with venture partners                                              22,603                  25,302
McDowell Mountain Ranch land development                                       -                    17,824
Agriculture                                                                  3,216                     227
                                                                          --------                 -------
         Total land under development                                     $ 80,241                 $88,457
                                                                          ========                 =======

Note 3. Details for Earnings per Unit Calculation

                                                         Three months ended                  Six months ended
                                                              June 30,                           June 30,
                                                  ------------------------------       ------------------------------
(Unaudited)                                            1996             1995                1996              1995
- -----------                                         ----------        ----------         ----------        ----------
Average number of units
   outstanding during the period                    35,238,950        36,167,913         35,495,544        36,333,537
 Net units issuable in connection with
   dilutive options based upon use                     121,799            12,851            134,252            13,077
   of the treasury stock method
                                                    ----------        ----------         ----------        ----------
 Average number of primary units                    35,360,749        36,180,764         35,629,796        36,346,614
                                                    ==========        ==========         ==========        ==========

Part I. Financial Information
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


                            RESULTS OF OPERATIONS

Comparison of Second Quarter and Six Months 1996 to Second Quarter and Six Months 1995 (unaudited)

The amounts of increase or decrease in revenues and income from the prior year periods are as follows (in $000, except per unit):

                                              Increase / (Decrease)     Increase / (Decrease)
                                              ---------------------     ---------------------
                                                 Three   Months            Six   Months
                                              ---------------------     ---------------------
Revenues                                        Amount         %          Amount       %
                                              ---------    --------     ---------    --------
    Real estate
        Residential home and land sales
           Valencia                            $  6,745          68 %   $  8,699         49 %
           McDowell Mountain Ranch               42,388       3,586       45,718      1,351
        Industrial and other sales              (19,462)        (99)     (22,737)       (90)
        Commercial operations                      (349)         (4)        (873)        (5)
    Agriculture
        Operations                                 (330)        (16)        (276)       (10)
        Ranch sales                              -           -             6,145        100
                                                -------     -------     --------      -----
                                                $28,992          68 %    $36,676         54 %
                                                =======     =======     ========      =====
Contribution to income
    Real estate
        Residential home and land sales
           Valencia                            $  1,067         106 %   $  1,447        127 %
           McDowell Mountain Ranch               24,576      10,971       25,893     42,448
        Industrial and other sales              (12,956)       (109)     (14,269)      (105)
        Community development                    (2,554)       (655)      (3,163)      (143)
        Commercial operations                      (683)        (15)        (906)       (10)
    Agriculture
        Operations                                  (54)        (16)         300         40
        Ranch sales                              -           -             5,872        100
                                                -------     -------     --------      -----
Operating income                                  9,396          54       15,174         68

    General and administrative expense               37           2         (113)        (3)
    Interest and other, net                         891          31        1,108         20
                                                -------     -------     --------      -----
Net income                                      $10,324          85 %    $16,169        129 %
                                                =======     =======     ========      =====
Net income per unit                             $  0.31          94 %   $   0.47        138 %
                                                =======     =======     ========      =====
Number of units used in computing
      per unit amounts (in 000)                    (820)         (2)%       (717)        (2)%
                                                =======     =======     ========      =====

Part I.  Financial Information

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


The increases and decreases in revenues and income for the three and six months are attributable to the following:

RESIDENTIAL HOME AND LAND SALES

VALENCIA
The Company generates revenues and income from Valencia residential projects in two ways. Through the merchant builder program, residential lots are sold to builders to construct homes. Generally, revenues and income are recorded upon sale of the lots to the builder. Through the joint venture program, the Company participates in home construction on lots owned by the Company by establishing homebuilding joint ventures and partnerships with regional and small builders who have created innovative new home designs. Here, the Company recognizes its portion of revenues and income upon close of escrow to the homebuyer and generally enjoys increased income as it receives a portion of the homebuilding profits in return for participating in the risk of homebuilding and financing the construction costs.

New home sales in Valencia by merchant builders and joint-venture partners totaled 172 homes in the 1996 second quarter, up 91% from the year earlier quarter when 90 homes were sold. This represents the best quarterly sales results since the third quarter of 1989. For the six months ended June 30, 1996, new home sales by merchant builders and joint ventures were 65% ahead of the 1995 six month period. In addition, Valencia captured a 46% market share in the Santa Clarita Valley and more than a 10% market share of new home sales in Los Angeles County, according to an independent research group. While the Company does not participate in the revenues and income from home sales by merchant builders, the absorption of these previously sold lots is key to the Company's future success in selling additional lots to merchant builders.

Merchant Builder Program
The sale of 58 residential lots in NorthPark to a merchant builder contributed $4.1 million to revenues and $1.1 million to income for the 1996 second quarter and six-month period. The buyer, West Venture Homes, committed to 95 lots, with the remaining 37 lots scheduled to close escrow later this year. The 1996 second quarter also includes deferred revenues totaling $250,000 and income of $59,000 recognized from prior residential lot sales under percentage of completion accounting. Results for the 1996 six-month period include deferred revenues of $1.3 million and income of $266,000.

The 1995 second quarter and six-month period included the sale of 19 lots in NorthPark to Beazer Homes contributing $1.5 million to revenues and $568,000 to income. Deferred revenues and income recognized in the 1995 three and six-month periods respectively totaled $1.1 million and $138,000.

At June 30, 1996, two residential parcels totaling 94 lots were in escrow for approximately $7.9 million. In addition, 491 unimproved lots in Castaic, a community north of Valencia, are in escrow. These escrows are expected to close later this year subject to market conditions. In addition, the sale of 48 lots to Presley Homes for $3.6 million closed escrow in July and will be reflected in 1996 third quarter results.

Joint Venture Program
In the 1996 second quarter, escrow closings from joint ventures totaled 67 homes in five projects contributing $12.4 million to revenues and $1.4 million to income. This represents a 60% increase in closings from the prior year second quarter when 42 escrow closings in three projects contributed $7.3 million to revenues and $946,000 to income. For the 1996 six-month period, 116 escrow closings contributed $21.3 million to revenues and $2.3 million to income which represents a 35% increase in closings from the 1995 comparable period when 86 closings contributed $15.3 million to revenues and $1.9 million to income. Overall gross profit margins decreased slightly to 11% for the three and six month periods of 1996 primarily as a result of changes in product mix.

A total of seven joint-venture projects were active in Valencia at June 30, 1996. Three of these projects are expected to close out by the end of 1996. Models for the Company's most recent joint-venture projects opened in May. Castlerock, a joint venture with Braemar Homes, will consist of 44 single-family homes and is designed to

Part I.  Financial Information

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


meet the demand for higher-priced executive homes. Carmel, a new joint venture with EPAC Communities, will consist of 52 single-family homes priced from about $200,000. At June 30, 1996, these joint ventures had 51 homes in escrow compared with 41 at June 30, 1995.

McDOWELL MOUNTAIN RANCH
On April 17, 1996, the Company completed the sale of the McDowell Mountain Ranch project. The sale contributed $43.6 million to revenues and $24.4 million to income. Results for the six-month period also include 219 lots sold in the first quarter of 1996 for $5.5 million adding $2.1 million to income.

No lot sales were recorded during the 1995 second quarter. However, finalization of a merchant builder lot premium participation combined with recognition of deferred revenues contributed $692,000 to income in the 1995 second quarter. These factors combined with the sale of 40 lots in the first quarter of 1995 contributed a total of $3.4 million to revenues and $1.5 million to income in the 1995 six-month period.

INDUSTRIAL AND OTHER SALES

No industrial or commercial land sales were completed in the current year second quarter. Deferred revenues of $264,000 and income of $96,000 were recognized on prior land sales under percentage of completion accounting. Sale of a 2.7-acre commercial parcel in the 1996 first quarter contributed $1.7 million in revenues and $861,000 in income to results for the 1996 first half.

The sale of the Bouquet Shopping Center in June 1995 for $17.9 million added $10.4 million to second quarter income. Also included in second quarter 1995 results was the sale of a 7.1-acre parcel for $1.7 million contributing $1.5 million to income. Results for the 1995 six-month period also include escrow closings on 8.8 commercial acres and a 1.1-acre industrial parcel in Valencia Industrial Center for $5.6 million contributing $2.2 million to income.

Interest in industrial space in Valencia continues to increase as the vacancy rates in the Company's two industrial centers reached a historic low of 3.7%. Interest in the build-to-suit and build-to-lease programs continues to increase. Under these programs, the Company has over 550,000 square feet of new space completed or under construction, and plans for an additional 370,000 square feet are underway.

At June 30, 1996 four commercial parcels totaling 5.2 acres to be sold for $4.2 million and two industrial parcels totaling 9.1 acres to be sold for $3.2 million are in escrow. Escrows on these parcels are expected to close later this year subject to market conditions.

COMMUNITY DEVELOPMENT

Increases in community development expenses of 49% and 41% from the prior year three and six month periods, respectively, excluding a prior year recovery from a lawsuit settlement, are a result of the Company's emphasis on obtaining the necessary governmental land use approvals and an intensified strategic marketing program to continue the build-out of Valencia and future development of Newhall Ranch. Community development expenses for the year are expected to increase substantially compared to 1995.

In Valencia, initial entitlements for new lake and golf-oriented lifestyle villages are expected in 1997 and will position the Company to commence lot sales for these villages in 1998 or 1999. The specific plan and environmental impact report for the 12,000-acre Newhall Ranch community west of Valencia are being reviewed by Los Angeles County Regional Planning Staff with public hearings tentatively scheduled for October 1996. With final approval expected in the next two years, this 24,000-home development is expected to provide significant income to the Company after the build-out of Valencia is complete. Plans for the 1,800-home Westridge golf course community have been redesigned and will be submitted to the Los Angeles County Regional Planning staff this summer along with an updated environmental impact report. If the entitlement process proceeds as anticipated and litigation is resolved, land development on this project could begin by 1998.

Part I.  Financial Information

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


COMMERCIAL OPERATIONS

Commercial operations include the Company's portfolio of income-producing properties and Valencia Water Company, a wholly-owned public water utility.

Reductions in rental income due to sale of the Bouquet Shopping Center and a build-to-suit facility for ITT in 1995 are the principal contributors to decreases in revenues and income from the income-producing portfolio compared to the same periods in 1996. Tenant turnover at Valencia Town Center also contributed to the decreases. At June 30, 1996, the mall was 92% leased; however, with strong interest by potential tenants, occupancy is expected to return to previous levels of about 95% by the end of 1996. For all of 1996, the Company expects revenues and income from the commercial portfolio to be below last year's level due to the above sales and the fact that projects started in 1995 will not begin to contribute meaningful revenues and income until 1997.

The decreases from the commercial income portfolio are partially offset in both the three and six-month periods by increases in revenues and income from Valencia Water Company due to a general rate increase approved by the California Public Utilities Commission effective January 1, 1996. Operating expenses were approximately the same as the 1995 periods.

The Company currently has ten income-producing properties under development. The largest of these projects is Valencia Marketplace, a 750,000-square-foot, value-oriented retail complex which is currently 71% preleased. Phase I, which includes WalMart, Circuit City, Toys R Us, Staples and Sport Chalet, is scheduled to open in time for the 1996 holiday shopping season.

Also under construction is the first phase of NorthPark Village Square, an 85,000-square-foot neighborhood shopping center with Ralphs supermarket as the anchor tenant. This center and Skycrest, a 264-unit apartment complex under construction adjacent to the shopping center, are expected to open this fall.

A 57,000-square-foot office building under construction in Valencia Town Center, the first of three planned for Valencia Town Center, is 43% preleased. In addition, land preparation has started on a full-service sports and fitness complex, Spectrum/Valencia, and a 203-room hotel and conference center.

AGRICULTURAL OPERATIONS

Revenues and income from agricultural operations, including energy operations, were approximately the same as the prior year three and six-month periods. Contributing to an increase in income from the prior year six-month period is reversal of a $400,000 contingency associated with previously sold farm land.

RANCH SALES

No sale of farm land was completed in the current year second quarter or in the prior year second quarter or six-month period. In March, 1996 the Company completed the sale of 539 acres of valuable row crop land on its 38,800-acre Suey Ranch for $6.5 million which contributed $5.9 million to income.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses for the three and six-month periods were approximately the same as the prior year periods. The Company expects general and administrative expenses for the year to be approximately 4% higher than in 1995.

INTEREST AND OTHER, NET

Decreases of 31% and 20% from the respective prior year three and six-month periods are attributable to the assumption of project and bond debt by the buyer in conjunction with the sale of the McDowell Mountain Ranch project on April 17, 1996 plus an increase in capitalized interest related to ten income-producing properties under construction in Valencia.

Part I.  Financial Information

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


OUTLOOK

The Company is on track to meet its five-year average annual earnings growth goal of more than 30% established last year. With earnings in the first half of 1996 exceeding income for all of last year, the Company is well positioned to achieve more than a 30% growth rate this year. Earnings for 1997 are not expected to increase in line with the previous two years as governmental approvals for new lake and golf-oriented lifestyle villages are not anticipated until 1997 with lot sales commencing in late 1998 or early 1999 and because of the 1996 sale of McDowell Mountain Ranch.

The forward-looking statements made in this report are based on present trends the Company is experiencing in residential, commercial and industrial markets. Also, the Company's success in obtaining entitlements, governmental and environmental regulations, timing of escrows, continued expansion of its income portfolio and marketplace acceptance of Company business strategies are factors which could affect results. These risks are described in detail in the Risks and Related Factors section of this report and in the 1995 Annual Report. Negative changes in these markets or reduced support for Company strategies could reduce results.

                              FINANCIAL CONDITION

Liquidity and Capital Resources
At June 30, 1996, the Company had cash and cash equivalents of $3.2 million with short-term borrowings totaling $28.4 million. Borrowings included $27 million against a $40 million revolving mortgage facility secured by Valencia Town Center and $1.4 million against lines of credit totaling $121 million.

As of June 30, 1996, a total of 1,025,278 of the Company's partnership units have been repurchased for $17.0 million under a repurchase program for up to
1.5 million units approved by the Board of Directors in December, 1995. Of these units, 763,378 units were repurchased in 1996 for $13.0 million. As previously announced, a portion of the $25.9 million cash generated from the sale of the McDowell Mountain Ranch project in Scottsdale, Arizona was used for these repurchases. Additional units may be repurchased depending on market conditions.

There are no material commitments for capital expenditures other than the Company's plans in the ordinary course of business to expand its portfolio of income-producing properties. At June 30, 1996, ten new commercial projects were in various stages of development and several new projects are planned to be started in the second half of 1996. Approximately $90 million is expected to be invested in these projects in 1996. A portion of the estimated construction costs for these projects is expected to be provided from a combination of available lines of credit and project financings.

The following discussion relates to principal items on the Consolidated Statement of Cash Flows:

Operating Activities
Net cash provided by operating activities for the six-month period totaled $55.5 million and included the sale of the McDowell Mountain Ranch project in Scottsdale, Arizona which generated $25.9 million cash and the sale of 539 acres of row crop land at the Suey Ranch for $6.5 million. Sales in Valencia included, 58 residential lots to a merchant builder, 116 homes under the Company's joint venture program and a 2.7- acre commercial parcel which combined generated $26.0 million in cash.

Land under development inventory expenditures totaling $36.0 million for the first half of 1996 were more than offset by $44.3 million in real estate sales activity primarily due to the sale of the McDowell Mountain Ranch project in April. Inventory expenditures in Valencia were related to land development and infrastructure to support future and pending land sales including expansion of Valencia NorthPark and home construction advances for the Company's joint venture homebuilding program. The Company's net homebuilding investment decreased by $2.7 million during the first six months of 1996 to a total $22.6 million in seven joint venture projects. At June 30, 1996, the Company's homebuilding partnerships had 59 homes under construction and 89 completed, unsold homes for sale which were included in residential land under development inventories. The majority of the completed, unsold homes are in the Rose Arbor condominium project.

Part I.  Financial Information

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Investing Activities
Expenditures for property and equipment totaled $31.6 million and were primarily related to ten income-producing properties under development in Valencia and water utility construction. The properties under development consist of Valencia Marketplace, a 750,000-square-foot value-oriented retail complex; a build-to-lease and two build-to-suit industrial buildings in Valencia Commerce Center totaling 344,000 square feet; a 57,000-square-foot office building and a 50,000-square-foot Spectrum health club facility in Valencia Town Center; a 264-unit apartment complex and a neighborhood shopping center in Valencia NorthPark; a 51,000-square-foot retail/light industrial complex in Valencia Industrial Center; and an automotive service center which opened in April. The Company plans to start several additional income-producing projects in 1996 including land development for a 203-room full service hotel with a 20,000-square-foot conference center and an entertainment-related mixed-use project in Valencia Town Center.

Financing Activities
Two quarterly distributions totaling $7.1 million , or 20 cents per unit, have been paid year-to-date. An additional quarterly distribution of 10 cents per partnership unit was declared on July 17, 1996 payable September 12, 1996. The declaration of distributions, and the amount declared, is determined by the Board of Directors on a quarterly basis taking into account the Company's earnings, financial condition and prospects. The next quarterly distribution will be considered by the Board of Directors on November 20, 1996.

In conjunction with the sale of the McDowell Mountain Ranch in Scottsdale, Arizona in April, project and bond debt totaling $16.3 million were assumed by the buyer. A $12.4 million increase in borrowings against a revolving mortgage facility were primarily for costs associated with ten income-producing projects under development.

A total of 763,378 of the Company's partnership units have been repurchased for $13.0 million during the six-month period ending June 30, 1996 under a repurchase program for up to 1.5 million units approved by the Board of Directors in December, 1995.

                           RISKS AND RELATED FACTORS

Included in this report are forward-looking statements regarding the status of proposed or pending sales and rental activity, future planned development, plus the long-term growth goals for the Company. The following risks and related factors, among others, should be taken into consideration in evaluating the future prospects for the Company. Actual results may materially differ from those predicted.

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

Economic Conditions: Real estate development is impacted significantly by general and local economic conditions which are often beyond the control of the Company. The Company's real estate operations are concentrated in Southern California. The regional economy is profoundly affected by the entertainment, technology and certain other segments, which have been known to affect the region's demographics. Consequently, all sectors of real estate development for the Company tend to be cyclical. While the economy of Southern California has shown improvements recently, there can be no assurances that the present trend will continue.

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

Geographic Concentration: With the 1996 sale of McDowell Mountain Ranch, the Company's real estate development activities currently are focused on its 37,000-acres on the Newhall Ranch, 30 miles north of Los Angeles. The Company's entire commercial income portfolio is located in the Valencia area.

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

Part II. Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

         27      Financial Data Schedule

(b) The following report was filed on Form 8-K in the second quarter ended June 30, 1996

         Date of Report                     Item Reported                       Financial Statements Filed
         -------------------------------------------------------------------------------------------------
         April 17, 1996            Sale of McDowell Mountain Ranch                         None

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


                      THE NEWHALL LAND AND FARMING COMPANY
                       (a California Limited Partnership)
                                   Registrant

                   By Newhall Management Limited Partnership,
                            Managing General Partner

                       By Newhall Management Corporation,
                            Managing General Partner



Date: August 9, 1996                           By        / S /  THOMAS L. LEE
                                                      -----------------------------------------------------------
                                                        Thomas L. Lee, Chairman and Chief Executive Officer of
                                                        Newhall Management Corporation
                                                        (Principal Executive Officer)



Date: August 9, 1996                           By        / S /  STUART R. MORK
                                                      -----------------------------------------------------------
                                                        Stuart R. Mork, Senior Vice President and Chief Financial
                                                        Officer of Newhall Management Corporation
                                                        (Principal Financial Officer)



Date: August 9, 1996                           By        / S /  DONALD L. KIMBALL
                                                      -----------------------------------------------------------
                                                        Donald L. Kimball, Vice President - Controller of
                                                        Newhall Management Corporation
                                                        (Principal Accounting Officer)