Form 10-Q
period 1996-09-30
NEWHALL LAND & FARMING CO /CA/
filed 1996-11-13
CIK 751976

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                  FORM  10 - Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       or
         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from        to

   For Quarter Ended September 30, 1996         Commission file number 1-7585


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
Item 1 - Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
Unaudited

                                            Three Months Ended           Nine Months Ended
                                                September 30                September 30
                                        --------------------------   --------------------------
In thousands except per unit                1996          1995           1996          1995
-----------------------------------------------------------------------------------------------
REVENUES

Real estate
    Residential home and land sales
      Valencia                              $23,120        $9,086        $49,750       $27,017
      McDowell Mountain Ranch                               3,169         49,101         6,552
    Industrial and other sales                2,049        10,459          4,455        35,602
    Commercial operations                    10,365        10,103         27,835        28,446
                                        ------------  ------------   ------------  ------------
                                             35,534        32,817        131,141        97,617
                                        ------------  ------------   ------------  ------------
Agriculture
    Operations                                3,030         2,999          5,475         5,720
    Ranch sales                                 600         7,428          6,745         7,428
                                        ------------  ------------   ------------  ------------
                                              3,630        10,427         12,220        13,148
                                        ------------  ------------   ------------  ------------

   Total revenues                           $39,164       $43,244       $143,361      $110,765
                                        ============ =============   ============  ============

CONTRIBUTION TO INCOME

Real estate
    Residential home and land sales
      Valencia                               $6,332          $354         $8,922        $1,497
      McDowell Mountain Ranch                                 400         25,954           461
    Industrial and other sales                 (616)        2,131         (1,234)       15,782
    Community development                    (2,625)       (1,773)        (7,996)       (3,981)
    Commercial operations                     4,740         4,465         12,796        13,427
                                        ------------  ------------   ------------  ------------
                                              7,831         5,577         38,442        27,186
                                        ------------  ------------   ------------  ------------
Agriculture
    Operations                                  285           538          1,332         1,285
    Ranch sales                                 472         4,629          6,344         4,629
                                        ------------  ------------   ------------  ------------
                                                757         5,167          7,676         5,914
                                        ------------  ------------   ------------  ------------

Operating income                              8,588        10,744         46,118        33,100

General and administrative expense           (1,911)       (1,905)        (6,339)       (6,220)
Interest and other, net                      (2,509)       (2,586)        (6,908)       (8,093)
                                        ------------  ------------   ------------  ------------

Net income                                   $4,168        $6,253        $32,871       $18,787
                                        ============ =============   ============  ============

Net income per unit                           $0.12         $0.18          $0.93         $0.52
                                        ============ =============   ============  ============

Number of units used in computing per
 unit amounts                                35,269        36,176         35,507        36,281

Cash distributions per unit                    $.10          $.10           $.30          $.30

Part I. Financial Information                                                 3.
Item 1 - Financial Statements


CONSOLIDATED BALANCE SHEETS

                                                       September 30,       December 31,
In thousands, except units                                 1996                1995
----------------------------------------------------------------------------------------
                                                         Unaudited
ASSETS

 Cash and cash equivalents                                   $4,222              $4,285

 Accounts and notes receivable                               16,222              25,156


 Land under development                                      75,542              88,457

 Land held for future development                            32,371              32,459


 Property and equipment, net                                237,456             186,697

 Other assets and deferred charges                           13,913              12,699
                                                       -------------       -------------

                                                           $379,726            $349,753
                                                       =============       =============


LIABILITIES AND PARTNERS' CAPITAL

 Accounts payable                                           $14,830             $11,285

 Accrued expenses                                            35,962              32,999

 Deferred revenues                                            1,482               4,041

 Mortgage and other debt                                    166,171             152,302

 Advances and contributions from developers for
   utility construction                                      18,603              17,811

 Other liabilities                                           20,311              18,459
                                                       -------------       -------------

        Total liabilities                                   257,359             236,897

 Partners' capital
  35,165,426 units outstanding, excluding 1,606,717
     units in treasury, at September 30, 1996 and
  35,910,243 units outstanding, excluding 861,900
     units in treasury, at December 31, 1995                122,367             112,856
                                                       -------------       -------------
                                                           $379,726            $349,753
                                                       =============       =============

Part I. Financial Information                                                 4.
Item 1 - Financial Statements


CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

                                                               Nine Months Ended
                                                                  September 30
                                                           --------------------------
In thousands                                                  1996            1995
-------------------------------------------------------------------------------------
Cash flows from operating activities

Net income                                                   $32,871         $18,787

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                              5,799           5,674
    Decrease (increase) in land development inventories       12,915         (20,460)
    Decrease in accounts and notes receivable                  8,934           1,809
    Increase (decrease) in accounts payable,
       accrued expenses and deferred revenues                  3,949          (5,114)
    Cost of property sold                                        409          12,657
    Other adjustments, net                                       943             829
                                                           ----------      ----------

  Net cash provided by operating activities                   65,820          14,182
                                                           ----------      ----------


Cash flows from investing activities

  Purchase of property and equipment                         (56,879)        (10,644)
                                                           ----------      ----------


Cash flows from financing activities

  Distributions paid                                         (10,622)        (10,910)
  Increase in mortgage and other debt                         31,000          26,243
  Decrease in mortgage and other debt                        (17,131)        (14,910)
  Increase in advances and contributions from
     developers for utility construction                         792           2,349
  Purchase of partnership units                              (13,043)         (8,547)
                                                           ----------      ----------

  Net cash used by financing activities                       (9,004)         (5,775)
                                                           ----------      ----------

Net decrease in cash and cash equivalents                        (63)         (2,237)

Cash and cash equivalents, beginning of period                 4,285           7,656
                                                           ----------      ----------

Cash and cash equivalents, end of period                      $4,222          $5,419
                                                           ==========      ==========

Part I. Financial Information                                                5.
Item 1 - Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Note 1. Accounting Policies

The consolidated financial statements include the accounts of The Newhall Land and Farming Company and its subsidiaries, all of which are wholly-owned, (collectively, "the Company"). All significant intercompany transactions are eliminated.

The Company's unaudited interim financial statements have been prepared substantially in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments necessary for a fair statement of the results of operations for the three and nine months ended September 30, 1996 and 1995 have been made. Certain reclassifications have been made to prior periods' amounts to conform to the current period presentation.

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

--------------------------------------------------------------------------------
Note 2. Details of Land Under Development

(In $000)                                                      September 30,         December 31,
                                                                   1996                 1995
                                                               ------------          ------------
                                                               (Unaudited)
Valencia
   Residential land development                                  $   8,305             $  1,848
   Industrial and commercial land development                       47,388               43,256
   Homes completed or under construction
   with venture partners                                            16,903               25,302
McDowell Mountain Ranch land development                                --               17,824
Agriculture                                                          2,946                  227
                                                                 ---------             --------
   Total land under development                                  $  75,542             $ 88,457
                                                                 =========             ========

--------------------------------------------------------------------------------
Note 3. Details for Earnings per Unit Calculation

                                                         Three months ended                 Nine months ended
                                                           September 30,                      September 30,
                                                  ------------------------------       ------------------------------
 (Unaudited)                                           1996             1995                1996              1995
 -----------                                      --------------  ---------------      --------------   -------------
Average number of units
   outstanding during the period                    35,164,797        36,170,831         35,384,490        36,278,706
Net units issuable in connection with
   dilutive options based upon use
   of the treasury stock method                        104,233             4,702            122,852             2,495
                                                    ----------        ----------         ----------        ----------
Average number of primary units                     35,269,030        36,175,533         35,507,342        36,281,201
                                                    ==========        ==========         ==========        ==========

Part I. Financial Information                                                 6.
Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations


                             RESULTS OF OPERATIONS

                           (in $000, except per unit)

Comparison of Third Quarter and Nine Months 1996 to Third Quarter and Nine Months 1995 (unaudited)

The amounts of increase or decrease in revenues and income from the prior year periods are as follows:

                                                 Increase / (Decrease)       Increase / (Decrease)
                                              --------------------------  --------------------------
                                                      Three Months                Nine Months
                                              --------------------------  --------------------------
                                                 Amount          %           Amount          %
                                              ------------  ------------  ------------  ------------
REVENUES
  Real estate
    Residential home and land sales
        Valencia                                  $14,034           154%      $22,733            84%
         McDowell Mountain Ranch                   (3,169)         -100%       42,549           649%
    Industrial and other sales                     (8,410)          -80%      (31,147)          -87%
    Commercial operations                             262             3%         (611)           -2%
  Agriculture
     Operations                                        31             1%         (245)           -4%
     Ranch sales                                   (6,828)          -92%         (683)           -9%
                                              ------------  ------------  ------------  ------------

                                                  $(4,080)           -9%      $32,596            29%
                                              ============  ===========   ============  ============

CONTRIBUTION TO INCOME
  Real estate
    Residential home and land sales
        Valencia                                   $5,978          1689%       $7,425           496%
         McDowell Mountain Ranch                     (400)         -100%       25,493          5530%
    Industrial and other sales                     (2,747)         -129%      (17,016)         -108%
    Community development                            (852)          -48%       (4,015)         -101%
    Commercial operations                             275             6%         (631)           -5%
  Agriculture
    Operations                                       (253)          -47%           47             4%
    Ranch sales                                    (4,157)          -90%        1,715            37%
                                              ------------  ------------  ------------  ------------

 Operating income                                  (2,156)          -20%       13,018            39%

    General & Administrative expense                   (6)            0%         (119)           -2%
    Interest and other, net                            77             3%        1,185            15%
                                              ------------  ------------  ------------  ------------

 Net income                                       $(2,085)          -33%      $14,084            75%
                                              ============  ===========   ============  ============

 Net income per unit                               $(0.06)          -33%        $0.41            79%
                                              ============  ===========   ============  ============

  Number of units used in computing
  per unit amounts                                  (907)           (3)%       (774)            (2)%
                                              ============  ===========   ============  ============

Part I. Financial Information                                                 7.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The increases and decreases in revenues and income for the three and nine months are attributable to the following:

For the quarter ended September 30, 1996, revenues totaled $39.2 million and net income totaled $4.2 million, compared to revenues for the 1995 third quarter of $43.2 million and net income of $6.3 million. The sale of 491 entitled, unimproved residential lots in Castaic, a community north of Valencia, was completed in the 1996 third quarter adding approximately $4.5 million to revenues and $4.3 million to operating income. Included in the 1995 third quarter results was the sale of 5,501 acres of the Merced Ranch which added $7.4 million to revenues and $4.6 million to operating income.

Nine month results for 1996 benefited from the second quarter sale of McDowell Mountain Ranch in Scottsdale, Arizona, which contributed $43.6 million in revenues and $24.4 million to operating income. The improved earnings in 1996 were partially offset by increased expenditures for obtaining government approvals for new projects.

RESIDENTIAL HOME AND LAND SALES

VALENCIA

The Company generates revenues and income from Valencia residential projects in two ways. Through the merchant builder program, residential lots are sold to builders to construct homes. Generally, revenues and income are recorded upon sale of the lots to the builder. Through the joint venture program, the Company participates in home construction on lots owned by the Company by establishing homebuilding joint ventures and partnerships with builders who have created innovative new home designs. Here, the Company recognizes its portion of revenues and income upon close of escrow to the homebuyer and generally enjoys increased income as it receives a portion of the homebuilding profits in return for participating in the risk of homebuilding and financing the construction costs.

New home sales in Valencia by merchant builders and joint ventures totaled 148 homes in the 1996 third quarter, up from 133 homes sold in the year earlier quarter. For the nine months ended September 30, 1996, new home sales by merchant builders and joint ventures totaled 457 homes, a 42% increase from the 1995 nine-month period when 321 new homes were sold. In addition, Valencia captured a 49% market share of new home sales in the Santa Clarita Valley through the 1996 third quarter and nearly a 12% market share for all of Los Angeles County through the 1996 second quarter, the last reported period. While the Company does not participate in the revenues and income from home sales by merchant builders, the absorption of these previously sold lots is key to the Company's future success in selling additional lots to merchant builders.

Merchant Builder Program

Results for the 1996 third quarter include the sale of 48 lots in NorthPark to Presley Homes for $3.7 million which contributed $1.0 million to income and the sale of 491 unimproved residential lots in Castaic, a community north of Valencia, for $4.5 million which contributed $4.3 million to income. The 1996 nine month period also includes the sale of 58 residential lots contributing $4.1 million to revenues and $1.1 million to income, plus recognition of $1.3 million of deferred revenues and $266,000 of income from lot sales to merchant builders in prior years. No deferred revenues or income were recognized in the 1996 third quarter.

In the 1995 third quarter, revenues and income from the merchant builder program consisted of recognition of deferred revenues and income totaling $566,000 and $66,000, respectively, from lot sales in prior years. No residential lot sales to merchant builders closed escrow in the 1995 third quarter. Results for the 1995 nine-month period included the sale of 19 lots in NorthPark to Beazer Homes which contributed $1.5 million to revenues and $568,000 to income plus $1.7 million of deferred revenues adding $204,000 to income.

At September 30, 1996, a total of 212 single- and multi-family lots were in escrow to four merchant builders with closings anticipated in the fourth quarter. All escrow closings are subject to market and other conditions. At September 30, 1995, the Company had approximately 300 single and multi-family residential lots in escrow, including an escrow for the sale of 62 lots which was subsequently cancelled.

Part I. Financial Information                                                8.
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Joint Venture Program

In the 1996 third quarter, 71 homes closed escrow in seven projects contributing $14.9 million to revenues and $1.5 million to income. This represents a 69% increase in home closings from the prior year third quarter when 42 closings in three projects contributed $8.5 million to revenues and $1.0 million to income. For the 1996 nine-month period, 187 escrow closings contributed $36.2 million to revenues and $3.9 million to income which represents a 46% increase in closings from the 1995 comparable period when 128 closings contributed $23.8 million to revenues and $2.9 million to income. Overall gross profit margins decreased slightly for the three- and nine-month periods of 1996 primarily as a result of closing a greater number of multi-family homes.

At September 30, 1996, the Company's three joint-venture partners, EPAC Communities, RGC and Braemar Homes, had six projects underway. A seventh project, Traditions, closed out during the quarter and two of the remaining projects, Montana and The CourtHome Collection, are expected to be completed during the fourth quarter of 1996 or first quarter of 1997. At the end of the 1996 third quarter, these joint ventures had a total of 50 homes in escrow, compared with 63 escrows at the end of the same period last year.

With the completion of Montana, the Company is entering another joint venture project, Montana II, with EPAC for approximately 60 townhomes. Models are expected to be ready by mid-1997. In addition, a new project with a fourth joint venture partner, Warmington Homes, is starting for 72 homes with models scheduled to open in January, 1997.

McDOWELL MOUNTAIN RANCH

On April 17, 1996, the Company completed the sale of the McDowell Mountain Ranch project in Scottsdale, Arizona. The sale contributed $43.6 million to revenues and $24.4 million to income. Results for the nine-month period also include 219 lots sold in the first quarter of 1996 for $5.5 million adding $2.1 million to income.

The sale of 106 lots in the third quarter of 1995 contributed $3.2 million to revenues and $1.1 million to income. In addition, the sale 40 lots in the 1995 first quarter, finalization of builder lot premiums with a merchant builder and recognition of deferred revenues combined contributed $3.4 million to revenues and $1.5 million to income for the 1995 nine-month period.

INDUSTRIAL AND OTHER SALES

Decreases in revenues and income from the comparable 1995 third quarter and nine-month period are primarily due to the 1995 sale of the ITT build-to-suit on 10 acres in Valencia Commerce Center for $8.5 million contributing $1.6 million to income and sale of the Bouquet Shopping Center for $17.9 million adding $11.0 million to income. The Company expects revenues and income from industrial and other sales for all of 1996 to be below the prior year due to the absence of any significant commercial land sales.

Two industrial parcels totaling 6.2 acres closed escrow in the 1996 third quarter contributing $2.0 million to revenues and $434,000 to income. Results for the 1996 nine-month period also include sale of a 2.7-acre commercial parcel for $1.7 million adding $861,000 to income plus recognition of deferred revenues of $713,000 adding $273,000 to income.

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

During the 1996 third quarter, a 5.7-acre parcel that had been in escrow was canceled and the property is being re-marketed. At September 30, 1996, two facilities in Valencia Commerce Center had opened escrows for a total of $16.5 million -- a 216,000-square-foot, build-to-suit for Remo, Inc. and a 93,000-square-foot, build-to-lease for a local manufacturer. Two other land sales are in escrow for approximately $2.2 million. Escrows on these sales are expected to close in the fourth quarter. All escrow closings are subject to market and other conditions.

COMMUNITY DEVELOPMENT

Part I. Financial Information                                                 9.
Item 2 - Management s Discussion and Analysis of Financial Condition and
         Results of Operations


Increases in community development expenses of 48% and 44% from the prior year three- and nine-month periods, respectively, excluding a prior year recovery from a lawsuit settlement, are a result of the Company's emphasis on obtaining the necessary governmental land use approvals and an intensified strategic marketing program to continue the build-out of Valencia and future development of Newhall Ranch. Community development expenses for the year are expected to continue at this increased level for the balance of 1996.

The Company has entered into a joint venture with PGA TOUR Golf Course Properties to develop a Tournament Players Club championship course in the proposed Westridge Golf Course Community, west of Interstate 5 in Valencia. The 18-hole, public course will be designed, constructed and managed by PGA TOUR Golf Course Properties, and will be the only TPC golf course located in Los Angeles County. The project will undergo public hearings before the Los Angeles County Planning Commission in mid-1997. Pending approvals, construction of the golf course is expected to start in late 1998 or early 1999.

The environmental impact report on the proposed 12,000-acre Newhall Ranch has been completed. The first two public hearings have been held. The approval process for this new community is expected to take several years to complete.

COMMERCIAL OPERATIONS

Commercial operations include the Company's portfolio of income-producing properties and Valencia Water Company, a wholly-owned public water utility. Contributing to increases in revenues and income from commercial operations for the third quarter comparison and partially offsetting decreases in the nine-month comparison are improved operating results from Valencia Water Company due to a general rate increase approved by the California Public Utilities Commission effective January 1, 1996.

Third quarter 1996 revenues and income from the commercial portfolio were approximately the same as the prior year third quarter. For the 1996 nine-month period, revenues and income were slightly below the year earlier results due to the 1995 sale of the ITT build-to-suit and Bouquet Shopping Center. At the end of the 1996 third quarter, occupancy at Valencia Town Center shopping mall was approximately 90%. The center is expected to be 100% leased during the holidays with seasonal tenants and should return to higher full-time occupancy in early 1997 due to strong current interest by potential replacement tenants. Other properties in the commercial portfolio remain fully occupied with normal turnover. Results for all of 1996 from the portfolio are expected to be approximately 10% below 1995 due to the sale of Bouquet Shopping Center and the ITT build-to- suit in 1995. New commercial projects started in 1995 and 1996 will not contribute meaningful revenues and income until 1997.

Of the ten income-producing properties started in 1995 and 1996, five are in various stages of development and five have been completed. Construction continues on the first phase of Valencia Marketplace, a 750,000-square-foot value oriented center. WalMart, Sport Chalet, Toys R Us and Staples are open. The balance of the center is expected to open in 1997. The center is currently 71% pre-leased and will ultimately contain a wide variety of national retail shops, restaurants, a supermarket, nursery and daycare center. Also under construction are NorthPark Village Square, a neighborhood shopping center, where Ralphs supermarket and a Starbucks are open; Skycrest, a 264-unit apartment complex adjacent to NorthPark Village Square, where the first phase of apartments will be available for move-in by mid-November; and Spectrum/Valencia, a 50,000-square-foot sports and fitness complex with completion scheduled for mid-1997. Land development for a 250-room hotel and conference center has commenced with completion scheduled for fall 1997. Completed projects include two build-to-suit facilities and a build-to-lease facility totaling 344,000 square feet in Valencia Commerce Center, a 57,000-square-foot office building in Valencia Town Center which is 45% leased and an automotive service center.

The Company plans to start several additional income-producing projects in 1997 including an entertainment-related complex in Valencia Town Center where a letter of intent has been signed with Edwards Cinema for a 60,000-square-foot state-of the-art theater complex. Also, development is underway for four new industrial buildings under the build-to-lease program which is expected to add 265,000 square feet of industrial space and approximately 500 jobs to Valencia. As the number of commercial income properties built each year increases, sales of mature income properties are expected to be made on a selective basis allowing the Company to realize a greater return on its investment in the income property portfolio.

Part I. Financial Information                                                10.
Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations


AGRICULTURAL OPERATIONS

For the three and nine months ended September 30, 1996, revenues and income from agricultural operations, including the Company's energy operations, were comparable to the 1995 periods.

RANCH SALES

During the 1996 third quarter, an eight-acre parcel in northern California closed escrow for $600,000 contributing $472,000 to income. The nine-month period also includes the sale of 539 acres of row crop land on the 38,800-acre Suey Ranch for $6.5 million which contributed $5.9 million to income. Results for the 1995 three- and nine-month periods include sale of 5,501 acres at the Merced Ranch for $7.4 million which added $4.6 million to income.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses for the three- and nine-month periods were approximately the same as the prior year periods. The Company expects general and administrative expenses for the year to be approximately 8% higher than in 1995 primarily due to termination of a retirement plan for outside directors and replacement with a deferred equity compensation plan.

INTEREST AND OTHER, NET

Net interest expense for 1996 decreased by 3% and 15% from the respective prior year three- and nine-month periods primarily as a result of the sale of the McDowell Mountain Ranch project in April 1996 whereby the buyer assumed the related project and bond debt. Increases in 1996 interest expenditures for borrowings against a revolving mortgage facility and lines of credit in connection with completing income portfolio projects in Valencia are being capitalized during the construction period. Therefore, interest expense is expected to increase in 1997 as income properties are completed.

OUTLOOK

With the economic recovery in California in its third year, the Company is experiencing increased activity in all three of its businesses - residential, commercial and industrial. Emphasis continues on obtaining the necessary residential entitlements to build out Valencia where initial government approvals for lake and golf course oriented "lifestyle villages" are expected to enable the Company to increase absorption when lot sales begin in late 1998 or 1999.

                                 FINANCIAL CONDITION

Liquidity and Capital Resources

For 1996, the Company is in a stage of rapid commercial portfolio development requiring capital expenditures projected to total $67 million for the year as more fully described below. The Company relies upon a combination of operating cash flow and available lines of credit to fund its development activities. In 1996, a primary contributor to operating cash flow is the April 1996 sale of the McDowell Mountain Ranch project in Scottsdale, Arizona which generated $25.9 million in cash for the Company. In addition, the Company had cash and cash equivalents of $4.2 million and $114 million in available lines of credit at September 30, 1996. There is no debt against raw land under development in Valencia. The Company believes it has sufficient operating cash flow and available debt capacity to continue with the planned development of Valencia.

A total of 1,025,278 of the Company's partnership units have been repurchased for $17 million under a unit repurchase program for up to 1.5 million units approved by the Board of Directors in December, 1995. Of these units, 763,378 units were repurchased in 1996 for $13 million. As previously announced, a portion of the $25.9 million in cash generated from the sale of the McDowell Mountain Ranch in Scottsdale, Arizona was used for these repurchases. Additional units may be repurchased depending on market conditions.

Part I. Financial Information                                                11.
Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations


There are no material commitments for capital expenditures other than the Company's plans in the ordinary course of business to expand its portfolio of income-producing properties. Of the ten new commercial projects started in 1995 and 1996, five were in various stages of development at September 30, 1996, and five had been completed. Development is underway on four new industrial buildings under the build-to-lease program and several additional commercial projects are planned to be started in 1997. As of September 30, 1996, $49.4 million had been invested in commercial portfolio projects in 1996 and an additional $18 million is projected to be expended during the remainder of 1996. In 1997, the Company expects to invest approximately $90 million to complete projects under construction and start several new projects. A portion of the estimated construction costs for these projects is expected to be provided from a combination of available lines of credit and project financings.

The following discussion relates to principal items on the Consolidated Statement of Cash Flows:

Operating Activities

Net cash provided by operating activities for the nine-month period totaled $65.8 million and included the sale of McDowell Mountain Ranch in Scottsdale, Arizona which generated $25.9 million in cash and the sale of 539 acres of row crop land at the Suey Ranch for $6.5 million. Sales in Valencia included 106 residential lots to merchant builders, 187 homes under the Company's joint venture program, 6.2 acres of industrial land and a 2.7-acre commercial parcel which combined generated $47.8 million in cash. The sale of 491 unimproved residential lots in Castaic, just north of Valencia, in September 1996 for $4.5 million included a $3.4 million note receivable.

Land under development inventory expenditures totaling $57.1 million for the 1996 nine-month period were more than offset by $70.0 million in real estate cost of sales activity. Inventory expenditures in Valencia were related to land development and infrastructure to support future and pending land sales including expansion of Valencia NorthPark and home construction advances for the Company's joint venture homebuilding program. The Company's net homebuilding investment decreased by $8.4 million since December 31, 1995 to a total of $16.9 million in six joint venture projects. At September 30, 1996, the Company's homebuilding partnerships had 42 homes under construction and 66 completed, unsold homes for sale which were included in residential land under development inventories. The majority of the completed, unsold homes are in the Rose Arbor condominium project.

Investing Activities

Expenditures for property and equipment totaled $56.9 million and were primarily for income-producing properties under development in Valencia and water utility construction. Properties under development include Valencia Marketplace, a 750,000-square-foot value-oriented retail complex, a 264-unit apartment complex and a neighborhood shopping center in Valencia NorthPark; a 50,000-square-foot sport and fitness complex; and land development for a 250-room hotel and conference center in Valencia Town Center. Projects completed in 1996 include a 57,000-square-foot office building which opened in September, a build-to-lease and two build-to-suit industrial buildings in Valencia Commerce Center; and an automotive service center which opened in April.

Financing Activities

Three quarterly distributions totaling $10.6 million, or .30 cents per unit, have been paid year-to-date. The declaration of distributions, and the amount declared, is determined by the Board of Directors on a quarterly basis taking into account the Company's earnings, financial condition and prospects. The next quarterly distribution will be considered by the Board of Directors on November 20, 1996.

In conjunction with the sale of McDowell Mountain Ranch in April, project and bond debt totaling $16.3 million were assumed by the buyer. A $31 million increase in borrowings against a revolving mortgage facility and lines of credit were primarily for costs associated with income-producing projects under development.

A total of 763,378 of the Company's partnership units have been repurchased for $13 million during the nine-month period ending September 30, 1996 under a repurchase program for up to 1.5 million units approved by the Board of Directors in December, 1995.

                            RISKS AND RELATED FACTORS

Part I. Financial Information                                                12.
Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations


Included in this report are forward-looking statements regarding the status of proposed or pending sales and rental activity, future planned development, plus the long-term growth goals for the Company. These forward-looking statements made in this report are based on present trends the Company is experiencing in residential, industrial and commercial markets. Also, the Company's success in obtaining entitlements, governmental and environmental regulations, timing of escrow closings, expansion of its income portfolio and marketplace acceptance of its business strategies are factors that could affect results. The following risks and related factors, among others, should be taken into consideration in evaluating the future prospects for the Company. Actual results may materially differ from those predicted.

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
Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations


Part II. Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

         27      Financial Data Schedule

(b) The following report was filed on Form 8-K in the third quarter ended September 30, 1996

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


                      THE NEWHALL LAND AND FARMING COMPANY
                       (a California Limited Partnership)
                       ----------------------------------
                                   Registrant

                   By Newhall Management Limited Partnership,
                            Managing General Partner

                       By Newhall Management Corporation,
                            Managing General Partner



Date: November 11, 1996       By       / S /  THOMAS L. LEE
                                    -----------------------------------
                                    Thomas L. Lee, Chairman and Chief
                                    Executive Officer of
                                    Newhall Management Corporation
                                    (Principal Executive Officer)



Date: November 11, 1996       By       / S /  STUART R. MORK
                                    -----------------------------------
                                    Stuart R. Mork, Senior Vice President
                                    and Chief Financial Officer of
                                    Newhall Management Corporation
                                    (Principal Financial Officer)



Date: November 11, 1996       By       / S /  DONALD L. KIMBALL
                                    -----------------------------------
                                    Donald L. Kimball, Vice President -
                                    Controller of Newhall Management
                                    Corporation (Principal Accounting
                                    Officer)