Form 10-K
period 1996-12-31
NEWHALL LAND & FARMING CO /CA/
filed 1997-03-27
CIK 751976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from         to

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   Name of each exchange
                Title of each class                 on which registered
                -------------------                 -------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

         The aggregate market value of depositary receipts held by non-affiliates based upon the closing price of such depositary receipts on the New York Stock Exchange on February 28, 1997 was $604,664,319.

                      THE NEWHALL LAND AND FARMING COMPANY

                                 1996 FORM 10-K

                               TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                      Number
                                                                                                                      ------
PART I

Item    1.      Business                                                                                                  1

Item    2.      Properties                                                                                                7

Item    3.      Legal Proceedings                                                                                         9

Item    4.      Submission of Matters to a Vote of Security Holders                                                       9


Part II

Item    5.      Market for the Registrant's Depositary Units and Related Security Holder Matters                          9

Item    6.      Selected Financial Data                                                                                  10

Item    7.      Management's Discussion and Analysis of Financial Condition and Results of Operations                    12

Item    8.      Financial Statements and Supplementary Data                                                              22

Item    9.      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure                     39


Part III

Item    10.     Directors and Executive Officers of the Registrant                                                       40

Item    11.     Executive Compensation                                                                                   46

Item    12.     Security Ownership of Certain Beneficial Owners and Management                                           56

Item    13.     Certain Relationships and Related Transactions                                                           58


Part IV

Item    14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                         59

SIGNATURES                                                                                                               62

INDEX TO EXHIBITS                                                                                                        64

                                     PART I

Item  1.  Business

Introduction

The Newhall Land and Farming Company (a California Limited Partnership) ("the Company" or "the Partnership") is engaged in the development of residential, industrial and commercial real estate and in agriculture, on its approximately 93,000 acres in California. The interests in the Company (other than those held by the general partners) are represented by transferable Depositary Units listed on the New York and Pacific Stock Exchanges under the ticker symbol NHL. The Company was reorganized from a corporation to a limited partnership on January 8, 1985. The predecessor corporation was established in 1883 by the family of Henry Mayo Newhall; the shares of the corporation were listed on the New York Stock Exchange in 1970.

The Company's primary business is developing master-planned communities. Since 1965, the Company has been developing the town of Valencia on a portion of the Company's landholdings in Los Angeles County which now is home to 34,000 residents and over 550 companies that provide 29,000 jobs. With approximately 8,000 acres remaining to be developed, and build out expected by 2005, Valencia is the regional center for north Los Angeles County and the northern gateway to the entire Los Angeles metropolitan area. Regional centers generate long-term increases in land values with the more intensive development of industrial and commercial business parks and shopping centers, along with a broad range of single-family and multi-family homes.

In 1994, the Company started the entitlement process on Newhall Ranch, a new master-planned community to be located on 12,000 acres adjacent to Valencia and west of Interstate 5. Plans outline a balanced community designed for 25,000 homes in 5 villages, about 400 acres of commercial and business development, 600 acres of mixed-use development and almost 6,000 acres of open space. The Environmental Impact Report for this project has been drafted and public hearings are being held. The Company expects the entitlement process for this community to take several years to complete. Development is planned to begin around the year 2000.

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

In April, 1996, the Company completed the sale of McDowell Mountain Ranch, a 3,200-acre master-planned community in Scottsdale, Arizona for 4,000 homes and 70 acres of commercial development. Prior to the sale of the entire project, the Company had sold 1,324 residential lots to merchant builders and a 27-acre parcel for a 368-unit apartment complex.

In the late 1980s, the Company adopted the strategy of selling farm properties with little or no potential for development and redeploying the proceeds into real estate operations. As of December 31, 1996, more than 28,500 acres of non-strategic farm land have been sold including 539 acres of row crop land at the Suey Ranch sold in March, 1996.

Financial information concerning the Company's business segments appears in Note 10 of the Notes to Consolidated Financial Statements in this Annual Report. Information regarding competition and compliance with governmental and environmental regulations appears in the Inflation, Risks and Related Factors section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report. The Company is not dependent on a single or a few customers for a significant portion of its revenues. At December 31, 1996, the Company employed 223 persons including 9 classified as seasonal/temporary.

Appraisal of Real Property Assets

The Company obtains annual appraisals of substantially all of its real property assets. The independent firm of Buss-Shelger Associates, MAI real estate appraisers, appraised the market value of the Company's real property assets to be $930 million at December 31, 1996 compared to an aggregate net book cost of $257 million. The appraised properties did not include oil and gas assets, water supply systems, cash and cash equivalents and certain other assets. The net appraised value of the Company's total assets, including assets not independently appraised, was $810 million, after reducing for debt and certain other liabilities as shown in the table on page 3.

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

Entitlements and the continuing development of Valencia enhance the appraised value of the Company's land assets. Although raw land increases in value as development opportunities arise, the most significant increase occurs when necessary land use entitlements, including zoning and mapping approvals, are obtained from city and county governments. The appraised value of the Company's land and income-producing properties in the Valencia master-planned community has increased from $222 million in 1984, the first year independent property appraisals were obtained, to $792 million in 1996.

The Company's net appraised value has increased from $11.74 to $23.35 on a per unit basis over the same 13-year period. Total appraised value decreased by 3% in 1996. However, appraised value on a per unit basis benefited from unit repurchases and resulted in the 1996 appraisal being flat on a per unit basis.

A summary of appraised values of properties owned for each of the last five years as of December 31 follows (the appraisals were performed by independent appraisers except as noted):

Appraised  Values




                                                          1996                              1995                      1994
                                            --------------------------------       ---------------------      ---------------------
                                                                     Percent                     Percent                    Percent
$ in millions, except per unit                  Acres     Amount      Change         Amount      Change         Amount      Change
------------------------------------------------------------------------------------------------------------------------------------
Valencia and nearby properties                   8,010      $420         (7)%         $450         (7)%          $486          3 %
Income-producing real estate                       910       372         16            321         15             280          3
                                            ----------------------------------------------------------------------------------------
Total Valencia area properties                   8,920       792          3            771          1             766          3
Other community development properties:
   Newhall Ranch, McDowell Mountain (1)
   Cowell and Suey                              50,495        70        (29)            98         14              86         30
Agricultural properties                         33,970        62          3             60        (10)             67        (16)
Mortgage and other debt
     at book carrying value                                 (163)         7           (152)         4            (146)       (16)
All other, net, not
     independently appraised                                  49        (20)            61         97              31        (45)
                                            ----------------------------------------------------------------------------------------
Net appraised value                             93,385      $810         (3)%         $838          4 %          $804          4 %
                                            ========================================================================================
Number of partnership units
      outstanding (000's)                                 34,701         (3)%       35,910         (2)%        36,761         --
                                            ========================================================================================
Net appraised value
     per partnership unit                                 $23.35         --         $23.32          7 %        $21.86          4 %
                                            ========================================================================================

                                                        1993                         1992
                                                ---------------------      ----------------------
                                                              Percent                    Percent
$ in millions, except per unit                     Amount     Change          Amount     Change
-------------------------------------------------------------------------------------------------
Valencia and nearby properties                      $472        (4)%           $493        (8)%
Income-producing real estate                         273         5              260        16
                                           ------------------------------------------------------
Total Valencia area properties                       745        (1)             753        (1)
Other community development properties:
   Newhall Ranch, McDowell Mountain (1)
   Cowell and Suey                                    66        22               54       (10)
Agricultural properties                               80        (8)              87       (19)
Mortgage and other debt
     at book carrying value                         (174)       32             (132)       67
All other, net, not
     independently appraised                          56        19               47       114
                                           ------------------------------------------------------
Net appraised value                                 $773        (4)%           $809        (7)%
                                           ======================================================
Number of partnership units
      outstanding (000's)                         36,757        --           36,760        --
                                           ======================================================
Net appraised value
     per partnership unit                         $21.04       (4)%          $22.01        (7)%
                                           ======================================================


(1)  McDowell Mountain Ranch in Scottsdale, Arizona was sold in 1996.

Appraised values are judgments. Land and property appraisals are an estimated value based on the sale of comparably located and zoned real estate or on the present value of income anticipated from commercial properties. There is no assurance that the appraised value of property would be received if any of the assets were sold. No assumptions have been made with respect to the bulk sale of the Company's total real estate assets. Certain reclassifications within categories have been made to conform to the current year presentation; however, prior period amounts have not been restated to reflect land sale activity, unit repurchases or distributions to unitholders. For the five-year period ended 1996, the Company has invested $33 million in unit repurchases and paid out $80 million in distributions.

REAL ESTATE

The Company is developing the communities of Valencia and Newhall Ranch in Los Angeles County, California. Valencia's development is focused around a town center and is based on a master plan with residential and industrial developments forming the basic community structure. Valencia is supported by shopping centers, schools, colleges, hospital and medical facilities, golf courses, professional offices and a range of recreational amenities. A system of landscaped and lighted pedestrian walkways, known as paseos, provide most residents with access to schools, retail, parks and recreation centers avoiding automobile traffic. Approximately 8,000 acres including 13,000 homes remain to be developed in Valencia. The Company's goal is to build out Valencia by 2005.

In 1994, the Company started the entitlement process on Newhall Ranch, a new master-planned community adjacent to Valencia, to meet the long-term growth that is projected for Los Angeles County. This 12,000-acre environmentally-sensitive development is planned for 25,000 homes and includes almost 6,000 acres of open space. The draft Environmental Impact Report has been completed and public hearings are being held.

The Company also develops and operates a growing portfolio of commercial properties and provides building-ready sites for sale to industrial and commercial developers and users. For additional information regarding the Company's business refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

RESIDENTIAL DEVELOPMENT AND LAND SALES

VALENCIA

Residential absorption in Valencia has been on the rise in recent years and, in 1996, Valencia dominated local new home sales, capturing 48% of the Santa Clarita Valley and 12% of new home sales activity for Los Angeles County through September, 1996, up from 14% and 2%, respectively, five years ago. Valencia new home sales in 1996 by all sellers totaled 549, the highest since 1989, which was the peak of the last residential real estate growth market in Southern California.

A total of 574 home and lot sale closings were recorded by the Company in Valencia in 1996, a 22% increase over 1995. In addition, 491 entitled, unimproved lots were sold in Castaic, a community just north of Valencia. The Company's growth goal is to dramatically increase absorption to an average of 1,400 homes per year, including apartments, compared with an average of 550 delivered annually over the past decade. This level of targeted absorption is dependent upon completion of entitlements for major residential projects in 1998 and 1999, and anticipated improvement in the market for new homes in Los Angeles County. For additional information refer to the Community Development sections on pages 5 and 6.

Plans to accelerate the pace of development in Valencia to capture anticipated demand include an expanded merchant builder program and joint ventures with builders who have created innovative new home designs, targeting niche markets unmet by merchant builders. In 1996, eight new builders came to Valencia, bringing total active builders in Valencia to thirteen. As residential markets improve, the Company expects the majority of residential growth to come from lot sales to merchant builders.

Through the merchant builder lot sale program, the Company sells lots to merchant builders to construct homes and recognizes revenues and income upon sale of lots to the builder. In 1996, a total of 318 residential lots in Valencia were sold to merchant builders. At December 31, 1996, the Company had 123 lots in escrow with closing expected during the first half of 1997, subject to market conditions.

Escrow closings from the Company's homebuilding joint ventures totaled 256 in 1996, up from 208 in the prior year. Two joint-venture projects were sold out during 1996 and two additional projects are expected to close out in early 1997. The Company has entered into three new joint-venture programs; a 166-townhome development near the Montana Townhomes project in North River which sold out in 1996; a 76-unit upscale townhome development in the Valencia Town Center area; and a 72 single-family home joint venture in NorthPark. Joint venture closings are expected to account for approximately 25% of the Company's Valencia home and lot closings in 1997, down from the 45% of total closings achieved in 1996.

McDOWELL MOUNTAIN RANCH

In April, 1996, the Company completed the sale of the McDowell Mountain Ranch project in Scottsdale, Arizona, after creating the value for this new master-planned community through entitlements, infrastructure development and an initial sales program. In addition, 219 residential lots were sold to a merchant builder in 1996 prior to the sale of the entire project.

INDUSTRIAL DEVELOPMENT AND LAND SALES

The Company develops the infrastructure, provides sites for sale to industrial/commercial users, develops industrial/commercial real estate projects on a build-to-suit basis and constructs inventory buildings for lease. Valencia's location just 30 miles from downtown Los Angeles on Interstate 5, California's major north-south freeway, provides an attractive environment for industrial, commercial, service, distribution and entertainment businesses. The Company's first business park, Valencia Industrial Center, is home to 550 companies and employs more than 15,000 people. Over one million square feet of space was absorbed for the third straight year in 1996 and at the end of the year the vacancy rate was at an historic low of 1.9% in the Company's two business parks.

The Company is marketing industrial and commercial land as Valencia Gateway, the largest master-planned enterprise for business, technology and industry in Los Angeles County, encompassing 3,200 acres. Industrial land sales, industrial build-to-suit and build-to-lease projects will be concentrated in Valencia Commerce Center, the Company's 1,600-acre business park, which is home to several companies with 2,600 employees, including a 754,000-square-foot regional mail-processing center for the U.S. Postal Service. A major emphasis is to bring more employment to Valencia through a combination of land sales and the build-to-suit/build-to-lease program. The Company's goal is to absorb 100 acres per year and attract 1,000 new jobs.

In 1996, the Company completed and sold a 216,000-square-foot, build-to-suit facility for Remo, Inc. and a 93,000-square-foot, build-to-lease occupied by a local manufacturer. Two industrial parcels totaling 4.6 acres in Valencia Commerce Center and a 2.9-acre parcel in Valencia Industrial Center also were sold in 1996. At December 31, 1996, four new industrial buildings totaling 263,000 square feet were in various stages of development as part of the build-to-lease program of which 187,000 square feet had been leased.

Eight commercial parcels totaling 14.5 acres were sold in 1996 ranging in size from .5 acres to 2.7 acres and included Valencia Autoplex, an automotive service center which opened earlier in the year. At December 31, 1996, 2.1 commercial acres were in escrow and, subsequently, a 1.3-acre parcel with a 17,400-square-foot office building and Stonecreek, a 234-unit apartment complex, entered escrow. On March 20, 1997, escrow closed on Stonecreek for $18.3 million cash. The Company's ability to complete sales in escrow and future land sales is subject to market conditions beyond control of the Company.

The Company expects industrial inventory to be adequate to meet anticipated demand with over 40 fully entitled acres available in Valencia Commerce Center, 245 acres tentatively approved and 255 acres approved and unmapped. Final plans for a portion of this land are subject to review by government agencies before development can proceed.

COMMUNITY DEVELOPMENT

The Company is focusing its community development activities on securing the necessary entitlements to complete the build-out of Valencia by 2005 and begin development of Newhall Ranch, a new master-planned community located on the Company's 12,000 acres west of Valencia. The draft Environmental Impact Report for this new community planned for 25,000 homes in five lifestyle villages was completed in 1996 and public hearings are being held. The Company expects the entitlement process for Newhall Ranch to take several years.

The entitlement process for the remaining Valencia properties is being accelerated to meet forecasted demand. An additional 14,000 homes including several lifestyle villages are planned offering a variety of living environments, such as golf course and lake communities, providing a wide range of housing opportunities based on extensive research studies of homebuyers.

At December 31, 1996, the Company had approximately 2,000 residential lots approved for development in the Valencia area and an additional 12,000 units, including apartments, were in various stages of the entitlement process. Approval for approximately 400 single- and multi-family homes in North Hills, a new residential community adjacent to Valencia Country Club, was received from the City of Santa Clarita in March, 1997. The Company anticipates selling most, if not all, of these high-value lots in 1997.

COMMERCIAL REAL ESTATE DEVELOPMENT

The Company continues its aggressive commercial portfolio expansion program begun in 1995 to meet demand. The largest of these projects is Valencia Marketplace, a 750,000-square-foot, value-oriented shopping center, where the first phase consisting of 260,000 square feet opened late in 1996 with Wal*Mart, Toys R Us, Staples and Sport Chalet. The remainder of this center will be completed in 1997. Projects completed in 1996 include NorthPark Village Square, a 69,000-square-foot neighborhood shopping center, a three-story, 57,000-square-foot office building in Valencia Town Center and a 35,000-square-foot build-to-suit facility in Valencia Commerce Center. SkyCrest, a 264-unit apartment complex, opened its first phase in late 1996 and, at year-end, 28 of 60 available units were rented.

The majority of the income property development activity in the near-term will be focused in Valencia Town Center, where nearly 100 acres remain to be developed. This area has emerged as the urban core for the entire Santa Clarita Valley. Construction is underway on Spectrum/Valencia, a 55,000-square-foot-sports and fitness complex scheduled for completion in mid-1997. Land development has begun on a 250-room Hyatt Hotel with a 20,000-square-foot conference center adjacent to the Valencia County Club, home to the 1998 Nissan Open, a major annual PGA Tour event. A 60,000-square-foot entertainment complex with an IMAX 3D theater and 12 additional movie screens will begin construction in 1997 with opening scheduled for 1998. Plans also include space for three additional department stores at Valencia Town Center regional shopping mall plus additional office buildings, restaurants and retail shops along Town Center Drive, a one-half mile pedestrian oriented street extending west from the regional shopping mall.

For a description of the commercial properties, major tenants and occupany rates at December 31, 1996, see Item 2 - Properties.

VALENCIA WATER COMPANY

Valencia Water Company, a wholly-owned subsidiary that supplies water to Valencia and other adjacent developments, is a regulated public utility serving over 17,000 metered customers. The water supply for the service area is obtained from wells owned by Valencia Water Company and by purchases from the California State Water Project. In 1996, 65% of Valencia Water Company's water was supplied through ground sources.

AGRICULTURE

The Company's agricultural division consists of farming and energy operations. Approximately 65,000 acres of ranch land at the Suey and Newhall Ranches not suitable for cultivation are leased out for cattle grazing. In line with the Company's strategy of selling farm properties with little or no potential for development, 539 acres at the Suey Ranch were sold in 1996. The remaining 3,940 acres at the Merced Ranch are under a purchase option which the Company expects the prospective buyer to exercise in September, 1997.

Agricultural operations will continue to provide returns from Newhall Orchard in Ventura County and Suey Ranch where all or some portions, unsuited for development, may be sold in the future. The 14,000-acre New Columbia Ranch provides returns primarily from leasing land to tenants.

Energy operations consist of royalty interests in oil and gas assets on the Newhall Ranch and Meridian Ranch, which was sold in 1994, where the Company retains a 50% royalty interest until June 30, 2000. In total, the Company has royalty interests in 174 oil wells and 16 gas wells. Energy operations do not represent a material source of revenues and income for the Company.

Farming

Large scale, highly mechanized farming operations are conducted on three of the Company's ranches. Labor intensive crops are generally grown by tenants to whom land is leased on both cash and percentage-of-crop terms. Of the Company's land devoted to farming, over 60% is leased to others. Approximately one-third of the Company's farm crop is marketed through agricultural cooperatives. The remainder, such as tomatoes, grapes, alfalfa and wheat, is marketed directly by the Company.

The Company's ranches supply most of their water through underground sources and are not dependent on state or federal water projects. The Company continues to improve conservation practices to minimize the cost of irrigation and the amount of water used.

The principal agricultural properties include the Merced and New Columbia Ranches in the San Joaquin Valley, the Newhall Orchard in Ventura County and the Suey Ranch in Santa Barbara and San Luis Obispo Counties. During the calendar year 1996, over 20 different crops were raised by the Company and its tenants.

The following table shows the approximate planted acreage of significant crops during 1996:

Crop                       Acreage       Crop                       Acreage       Crop                        Acreage
----                       -------       ----                       -------       ----                        -------
Alfalfa                     2,193        Corn                          663        Oranges                         838
Almonds                       145        Cotton                      6,994        Safflower                       762
Avocado                       107        Grapefruit                     41        Sudan Grass                     170
Barley                      1,538        Grapes                        678        Tomatoes                      1,160
Beans                         439        Lemons                        475        Vegetables                    2,020
Carrots                        49        Melons                        343        Wheat                         2,441
Christmas Trees                29        Oats                        1,111


ITEM 2.  PROPERTIES

LAND

Listed below is the location and acreage of properties owned by the Company at December 31, 1996:

Ranch                    State                County                                        Acreage
-----                    -----                ------                                        -------
Cowell                   California           Contra Costa                                     110
Merced                   California           Merced                                         3,940
New Columbia             California           Madera                                        14,000
Suey                     California           Santa Barbara/San Luis Obispo                 38,260
Newhall                  California           Los Angeles/Ventura                           37,075
                                                                                            ------
                                                                                            93,385
                                                                                            ======

PLANTS AND BUILDINGS

Agriculture - Various buildings located at three farming operations in California.

Commercial Real Estate - Listed below are square footage, occupancy and anchor tenants of major commercial properties owned by the Company at December 31, 1996. Other commercial properties not shown in the table include various commercial and industrial buildings. The Company also has numerous land leases including 541 acres for a landfill. The commercial properties are leased to 241 tenants, not including apartment complexes.

                                                          Gross          Occupancy at
Shopping Centers                        Date Open         Sq. Ft.          12-31-96               Major Tenants
----------------                        ---------         -------          --------               -------------
Valencia Town Center                       1992           790,000              98% (6)   Robinsons-May, JC Penney, Sears
Castaic Village                            1992            91,800              97%       Ralphs, PayLess Drugstores
River Oaks                                 1987           273,500             100%       Mervyn's, Target
NorthPark Village Square                Sept. '96          69,000 (4)          93%       Ralphs

Office and Mixed Use Projects
-----------------------------
City Center Office Building                1991 (1)        44,760              90%       Bank of America
Orchard Plaza                              1989            17,400              80%       Newhall School District
Valley Business Center                     1987            56,800             100%       Gold's Gym
Newhall Land Headquarters                  1978            59,300             100%
Town Center Office Building              May '96           57,000              45%       Dean Witter Reynolds, Inc.,
                                                                                         Valencia National Bank

Build-to-Suit
Facilities/Restaurants
----------------------
Office/Records Storage                     1996            35,000             100%       S. C. Healthcare Management
Retail Store                               1994             7,000             100%       Trader Joe's
Restaurant                                 1986            11,057             100%       El Torito
Restaurant                                 1990             6,140             100%       Hamburger Hamlet
Restaurant (ground lease)                  1986             9,487             100%       Red Lobster
Restaurant                                 1984             3,835             100%       Wendy's

Hotel                                                      Rooms
-----                                                      -----
Valencia Hilton Garden Inn
(75% joint venture interest)               1991               152      87% for the year

Apartment Complexes                                         Units
-------------------                                         -----
Portofino                                  1989               216              98%
Northglen                                  1988               234              98%
Stonecreek (2)                             1985               208              98%

The following commercial properties were under construction at December 31, 1996:

                                                                           Percent
                                       Estimated          Gross          Pre-Leased
Shopping Centers                       Completion         Sq. Ft.        at 12-31-96               Major Tenants / Lessee
----------------                       ----------         -------        -----------               ----------------------
Valencia Marketplace                  Nov. '96  (3)       750,000             72%        Wal*Mart, Circuit City, Toys R Us,
                                                                                         Staples, Sport Chalet, Vons
                                                                                         Pavilions

Mixed Use Projects
------------------
Entertainment Complex                Spring '98            60,000                        IMAX / Edwards Theaters
Plaza del Rancho                       June '97            51,000             29%

Build-to-Suit Facilities
------------------------
Office/Manufacturing                   June '97           115,200            100%        Harte Hanks
Industrial Building                    July '97            71,750            100%        Cosmic Plastics
Industrial Building                    July '97            22,100
Industrial Building                    July '97            54,100
Spectrum / Valencia                    June '97            55,000            100%        Spectrum Health Club

                                                           Rooms/
Hotel                                                     Sq. Ft.
-----                                                     -------
Hyatt Valencia Hotel and Santa       Spring '98               250             N/A
Clarita Conference Center                                  20,000

Apartment Complex                                          Units
-----------------                                          -----
SkyCrest                               Oct. '96              264 (5)          N/A


(1)  Acquired in 1991
(2)  Sold March 20, 1997
(3)  Phase I consisting of 260,000 square feet opened in November 1996
(4)  Phase I only
(5) Phase I opened in late 1996. At December 31, 1996, 28 of 60 available units were rented.
(6) Including 8% for temporary tenants and signed leases to open in 1997.

Valencia Water Company - 16 distribution reservoirs, 17 booster pumping stations, 18 wells, approximately 202 miles of pipeline and other utility facilities and an 18,000-square-foot office/warehouse building on 2.5 acres of land.

All of the commercial real estate properties and the properties of Valencia Water Company are located in and around Valencia, California and are owned by the Company. A $46 million mortgage maturing in 1999 is secured by the Portofino, Northglen and Stonecreek apartment complexes, River Oaks shopping center, and the Company's headquarters building. At December 31, 1996, borrowings totaling $40 million were outstanding against a $40 million revolving mortgage facility secured by Valencia Town Center. An $11 million financing is secured by the water utility plant of Valencia Water Company. For additional information concerning encumbrances against Company properties, refer to Note 7 of the Notes to Consolidated Financial Statements in this Annual Report.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S DEPOSITARY UNITS AND RELATED SECURITY HOLDER MATTERS

Market Price and Distribution Data
Years ended December 31

                                                  Market Price
                                      --------------------------------------
                                            1996                 1995                                      Distributions
---------------------------------------------------------------------------------------------------------------------------
Per unit                               High       Low        High       Low                               1996         1995
===========================================================================================================================
First quarter                         $18 3/4   $15 1/8     $14 7/8   $12 1/8    First quarter           $.10        $ .10
Second quarter                         18 3/8    15 7/8      14 3/4    13 5/8    Second quarter           .10          .10
Third quarter                          17 3/4    15          14        12 1/4    Third quarter            .10          .10
Fourth quarter                         17        15          17        12 7/8    Fourth quarter           .10          .10
---------------------------------------------------------------------------------------------------------------------------
Year's high and low                   $18 3/4   $15         $17       $12 1/8    Total distributions     $.40        $ .40
===========================================================================================================================
                                           1996                 1995
December 31, closing price                $16 7/8                $17
======================================================================


The Company's partnership units are traded on the New York and Pacific Stock Exchanges under the ticker symbol NHL and, at December 31, 1996, the Company had approximately 1,500 unitholders of record. The Company has paid uninterrupted quarterly cash distributions since 1936. The declaration of any distribution and the amount declared, is determined by the Board of Directors, taking into account the Company's earnings, cash requirements, financial condition and prospects.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                 1996             1995           1994            1993
     --------------------------------------------------------------------------------------------------------------------
     In thousands, except per unit, percentages and sales information
     OPERATING RESULTS
       Revenues                                              $ 220,186        $ 175,597      $ 134,268       $ 105,452
       Operating income                                         60,584           46,482         34,607          28,538
       General and administrative expense                       (9,133)          (8,547)        (8,578)         (7,710)
       Interest and other, net                                  (9,562)         (10,618)       (10,455)         (8,031)
       Net income                                               41,889           27,317         15,574          12,797
       Depreciation and amortization (included in net
           income)                                              (8,857)          (7,698)        (7,690)         (7,329)
     --------------------------------------------------------------------------------------------------------------------


     PER UNIT INFORMATION
       Net income                                           $    1.18        $     .75      $     .42       $     .35
       Distributions (including specials)                         .40              .40            .40             .40
       Partners' capital                                         3.48             3.14           3.06            3.03
       Appraised value                                          23.35            23.32          21.86           21.04
       Market price - high                                     18 3/4               17         17 1/4          17 1/2
                      low                                          15           12 1/8             12          13 1/2
                      year-end closing                         16 7/8               17         12 1/8              16
     --------------------------------------------------------------------------------------------------------------------


     FINANCIAL POSITION
       Land under development                               $  63,266        $  88,457      $  87,423       $  73,078
       Property and equipment, net (at cost)                  239,705          186,697        184,683         182,332
       Total assets                                           376,444          349,753        343,792         359,898

       Mortgage and other debt                                163,256          152,302        145,991         174,157
       Other long-term obligations                             40,500           36,270         30,922          33,414
       Total liabilities                                      255,791          236,897        231,435         248,619

       Partners' capital                                      120,653          112,856        112,357         111,279
       Market capitalization at year end                      585,575          610,470        445,727         588,112
     --------------------------------------------------------------------------------------------------------------------


     STATISTICS
       Return on total book capital                                15%              10%             6%              4%
       Total debt as a percent of total book
           capitalization                                          58%              57%            57%             61%
       Total debt as a percent of total market
           capitalization                                          22%              20%            25%             23%
       Units outstanding - weighted average                    35,411           36,272         36,789          36,790
                           year end                            34,701           35,910         36,761          36,757
     --------------------------------------------------------------------------------------------------------------------


     SALES INFORMATION
       Residential lots and homes sold                          1,284            1,233          1,026             113
       Industrial and commercial acres sold                      36.9             38.5           12.0            28.9
       Farm acres sold                                            544            5,501          5,370           3,900
     --------------------------------------------------------------------------------------------------------------------

                                                                   1992          1991            1990            1989
     -------------------------------------------------------------------------------------------------------------------
     In thousands, except per unit, percentages and sales information
     OPERATING RESULTS
       Revenues                                              $   128,182     $   150,762     $   192,886     $   234,450
       Operating income                                           31,636          43,232          48,487          81,468
       General and administrative expense                         (6,806)         (8,749)         (5,381)        (10,880)
       Interest and other, net                                    (7,619)         (4,398)         (4,728)         (1,865)
       Net income                                                 17,211          30,085          38,378          68,723
       Depreciation and amortization (included in net
           income)                                                (6,471)         (7,701)         (8,441)         (6,725)
     -------------------------------------------------------------------------------------------------------------------

     PER UNIT INFORMATION
       Net income                                            $       .47     $       .82     $      1.02     $      1.74
       Distributions (including specials)                            .60             .80             .80             .85
       Partners' capital                                            3.08            3.20            3.18            4.12
       Appraised value                                             22.01           23.70           25.33           28.52
       Market price - high                                        20 3/8          22 1/2          32 1/2          35 3/4
                      low                                             12          13 1/2          14 7/8          25 1/8
                      year-end closing                            14 1/4          19 1/4              16          30 1/8
     -------------------------------------------------------------------------------------------------------------------

     FINANCIAL POSITION
       Land under development                                $    50,127     $    67,769     $    73,527     $    94,510
       Property and equipment, net (at cost)                     183,938         139,755         128,273         130,411
       Total assets                                              323,082         280,575         265,406         279,645

       Mortgage and other debt                                   131,849          78,556          60,302          30,676
       Other long-term obligations                                28,609          27,762          25,920          16,867
       Total liabilities                                         210,033         162,790         148,459         120,203

       Partners' capital                                         113,049         117,785         116,947         159,442
       Market capitalization at year end                         523,830         707,534         588,080       1,166,048
     -------------------------------------------------------------------------------------------------------------------

     STATISTICS
       Return on total book capital                                    7%             15%             22%             36%
       Total debt as a percent of total book
           capitalization                                             54%             40%             34%             16%
       Total debt as a percent of total market
           capitalization                                             20%             10%              9%              3%
       Units outstanding - weighted average                       36,796          36,831          37,543          39,488
                           year end                               36,760          36,755          36,755          38,707
     -------------------------------------------------------------------------------------------------------------------

     SALES INFORMATION
       Residential lots and homes sold                               487             233             540             812
       Industrial and commercial acres sold                          4.5            73.5            24.3            23.8
       Farm acres sold                                             6,750           2,989           3,950             -
     -------------------------------------------------------------------------------------------------------------------


                                                                 1988            1987            1986
     ---------------------------------------------------------------------------------------------------
     In thousands, except per unit, percentages and sales information
     OPERATING RESULTS
       Revenues                                              $   203,607     $   177,511     $   167,339
       Operating income                                           68,177          49,163          51,567
       General and administrative expense                        (16,281)         (8,436)         (7,047)
       Interest and other, net                                     1,722          (1,108)           (846)
       Net income                                                 53,618          39,619          43,674
       Depreciation and amortization (included in net
           income)                                                (5,149)         (4,693)         (4,848)
     ---------------------------------------------------------------------------------------------------

     PER UNIT INFORMATION
       Net income                                            $      1.35     $       .96     $      1.10
       Distributions (including specials)                            .53             .43             .42
       Partners' capital                                            4.05            3.37            3.24
       Appraised value                                             24.24           19.38           16.51
       Market price - high                                        28 3/8          21 1/4          21 5/8
                      low                                             15          10 7/8         15 9/16
                      year-end closing                           28 5/16              15          15 5/8
     ---------------------------------------------------------------------------------------------------

     FINANCIAL POSITION
       Land under development                                $    86,010     $    66,164     $    49,430
       Property and equipment, net (at cost)                      96,572          79,068          63,086
       Total assets                                              299,229         256,126         250,276

       Mortgage and other debt                                    59,717          59,857          61,360
       Other long-term obligations                                15,277          13,640          12,445
       Total liabilities                                         139,172         121,349         116,077

       Partners' capital                                         160,057         134,777         134,199
       Market capitalization at year end                       1,119,476         600,000         646,875
     ---------------------------------------------------------------------------------------------------

     STATISTICS
       Return on total book capital                                   24%             20%             22%
       Total debt as a percent of total book
           capitalization                                             27%             31%             31%
       Total debt as a percent of total market
           capitalization                                              5%              9%              9%
       Units outstanding - weighted average                       39,666          41,270          39,668
                           year end                               39,540          40,000          41,400
     ---------------------------------------------------------------------------------------------------

     SALES INFORMATION
       Residential lots and homes sold                               733             540             517
       Industrial and commercial acres sold                        104.2            44.7           221.7
       Farm acres sold                                               -               -               -
     ---------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Years ended December 31, 1996, 1995 and 1994

RESULTS OF OPERATIONS

Improvements in the economy and increased market demand in all three real estate segments -- residential, commercial and industrial--contributed to increases in revenues and income in 1996 for the third straight year. Net income increased 53% on a revenue increase of 25%. The percentage growth in 1996 income exceeded revenues primarily because of high profit margins on the sale of the McDowell Mountain Ranch planned community in Scottsdale, Arizona, 491 unimproved residential lots in Castaic, a community just north of Valencia, and 539 acres of row crop land at the Suey Ranch.

Given the strong earnings increase recorded in 1996 as a result of the sales activity highlighted above, the Company expects earnings in 1997 to approximate those in 1996. However, the Company remains on track to achieve its five-year average annual earnings per unit growth goal of more than 30% established in 1995.

A five-year summary of revenues and operating income for each of the Company's business segments is listed below:

Five Year Summary                                                       Years ended December 31
---------------------------------------------------------------------------------------------------------------------------
In thousands                                     1996             1995            1994             1993            1992
===========================================================================================================================
REVENUES
Real estate
     Residential home and land sales
       Valencia                            $    79,533    $      58,160    $     36,022      $    31,499    $     60,088
       McDowell Mountain Ranch                  49,101           16,602          21,984                -               -
     Industrial and other sales                 29,844           41,396          11,667           15,811           3,342
     Commercial operations                      38,504           37,335          35,314           31,188          23,931
Agriculture
     Operations                                 16,459           14,676          17,481           17,042          19,161
     Ranch sales                                 6,745            7,428          11,800            9,912          21,660
---------------------------------------------------------------------------------------------------------------------------
Total Revenues                             $   220,186    $     175,597    $    134,268      $   105,452    $    128,182
===========================================================================================================================
OPERATING INCOME
Real estate
     Residential home and land sales
       Valencia                            $    14,571    $       7,102    $      4,487      $     8,116    $      9,536
       McDowell Mountain Ranch                  26,267            2,741           6,719                -               -
     Industrial and other sales                  4,231           17,702           5,048            4,422             761
     Community development                     (12,581)          (6,766)         (6,679)          (6,126)         (7,759)
     Commercial operations                      17,292           17,545          15,155           13,584          11,013
Agriculture
     Operations                                  4,798            3,529           4,350            3,372           3,592
     Ranch sales                                 6,006            4,629           9,227            5,170          14,493
Earthquake damage                                    -                -          (3,700)               -               -
---------------------------------------------------------------------------------------------------------------------------
Total Operating Income                     $    60,584    $      46,482    $     34,607      $    28,538    $     31,636
===========================================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

--------------------------------------------------------------------------------
Residential Home and Land Sales

Valencia

The Company continues to increase new home absorption in Valencia with its successful strategy of selling residential lots to merchant builders and home sales through joint ventures. Revenues and income are recorded by the Company on residential lot sales when title is transferred to the merchant builder who, in turn, builds homes for sale. The Company also participates in home construction on lots it owns by establishing joint ventures with builders who have created innovative new home designs, targeting niche markets unmet by merchant builders. Under the joint-venture program, Newhall Land recognizes its portion of revenues and income upon close of escrow to the homebuyer. By participating in joint ventures, the Company generates increased income as it receives a portion of the homebuilding profits in return for sharing in the risk of homebuilding and financing construction costs.

Valencia new home sales in 1996 by all sellers totaled 549, the highest since 1989, which was the peak of the last residential real estate growth market in Southern California. A further strengthening of the real estate market, a wide range of choices and prices for homebuyers, favorable interest rates and the superior quality of life offered in the master-planned community of Valencia contributed to increases in home sales.

A total of 574 home and lot sale closings were recorded in Valencia in 1996, a 22% increase from the prior year. The Company plans to accelerate the pace of development in Valencia through an expanded merchant builder program to capture anticipated demand. Joint ventures are expected to account for approximately 25% of the Company's Valencia home and lot closings in 1997, compared to 45% in 1996. Continued improvement in lot and home sales is dependent on economic conditions and, over the longer term, on the Company's ability to secure entitlements which will allow it to offer products that meet the needs of prospective homebuyers.

Merchant Builder Program: A total of 318 lots in Valencia was sold by the Company to merchant builders in 1996, a 22% increase from 1995, contributing $21.9 million to revenues and $6.4 million to income. Gross profit margins from these lot sales averaged just over 29% and return per net acre averaged $123,000, an amount increased by the sale of 80 lots for a higher density, single-family project. In addition, the sale of 491 entitled, unimproved residential lots on Company-owned land in Castaic, a community north of Valencia, for $4.5 million added $4.3 million to operating income.

In 1995, a total of 261 residential lots sold to merchant builders added $16.6 million to revenues and $5.3 million to income. Gross profit margins on these sales averaged just over 30% and benefited from the sale of 98 lots for a higher density, single-family project. The remainder of 1995 lot sales were for single-family homes in Valencia NorthPark where lower land development costs contributed to higher margins compared to 1994 when 271 lots sold to merchant builders contributed $21.1 million and $4.6 million to revenues and income, respectively.

Deferred revenues of $1.9 million and income of $983,000 were recognized in 1996 from prior residential lot sales under percentage of completion accounting. In 1995, deferred revenues of $1.7 million and income of $205,000 were recorded. No deferred revenues or income were recognized in 1994.

Merchant builders in Valencia closed escrow on 302 homes in 1996, 235 homes in 1995 and 193 homes in 1994. Although the Company does not participate directly in the profits generated from escrow closings by merchant builders, the absorption of these previously sold lots is key to the Company's future success in selling additional lots.

The Company's aggressive marketing plan is attracting additional merchant builders to Valencia, including several national homebuilders. During 1996, eight new merchant builders purchased land in Valencia, including one builder with lots in escrow at the end of the year, bringing the total active builders in Valencia to 13. Currently, the Company has 123

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

lots in escrow with closings expected during the first half of 1997, subject to market conditions. At December 31, 1995, 491 unimproved lots in Castaic were in escrow.

Joint-Venture Program: Escrow closings from seven joint-venture projects totaled 256 homes in 1996 and contributed $51.2 million to revenues and $5.4 million to income. Two joint-venture projects were sold out during 1996 and two additional projects are expected to close out in early 1997. Average gross profit margins of 10% were slightly lower in 1996 than 1995 because almost 60% of the closings were from multi-family and higher density single-family homes.

The joint-venture program closed 208 homes in 1995 adding $39.8 million to revenues and $4.9 million to income. Average gross profit margins of 12% were lower in 1995 compared to 17% in 1994 due to 40% of the closings being from multi-family homes compared to 1994 when all of the closings were from higher margin single-family homes. In 1994, 46 joint-venture homes closed escrow generating $14.9 million in revenues and $2.5 million in income.

The Company has entered into two new joint-venture projects with EPAC. Cheyenne is a 166-townhome development near the Montana Townhomes project in North River which sold out in 1996. A second project, Avignon, is for 76 upscale townhomes adjacent to Valencia Country Club in the Valencia Town Center area. In addition, a 72 single-family home joint venture has been started in Valencia NorthPark with Warmington Homes. With the close-out of two projects, three joint ventures were offering five different products at the end of 1996, including four single-family and one multi-family project. At December 31, 1996, ten joint-venture homes were in escrow with closings expected early in 1997. At December 31, 1995, 28 joint-venture homes were in escrow compared with 34 homes at the end of 1994.

At December 31, 1996, the Company's joint ventures had nine homes under construction and 70 completed, unsold homes available for sale which were included in residential land under development inventories. Of the 70 homes, 44 are in the Rose Arbor condominium project which was built as a single construction unit. At the end of 1995, homebuilding partnerships had 180 homes under construction and 52 completed, unsold homes available for sale.

McDowell Mountain Ranch

In April 1996, the Company completed the sale of the McDowell Mountain Ranch project in Scottsdale, Arizona. The sale contributed $43.6 million to revenues and $24.7 million to income. Results for 1996 also include 219 lots sold prior to sale of the planned community. Sale of these lots added $5.5 million to revenues and $2.2 million to income.

In 1995, 764 lots closed escrow to merchant builders contributing $15.0 million to revenues and $5.4 million to operating income, including lot premiums. This compares with 709 lots sold in 1994 which added $22.0 million to revenues and $8.3 million to operating income.

--------------------------------------------------------------------------------
Industrial and Other Sales

Industrial and other land sales in 1996 included 13 parcels totaling 36.9 acres contributing $29.2 million to revenues and $7.7 million to operating income. Revenues and income from industrial and other sales for 1996 were below the prior year totals due to the 1995 sale of the Bouquet Shopping Center for $17.9 million which added $11.0 million to income.

In 1996, five industrial parcels totaling 22.4 acres were sold for $18.9 million adding $2.5 million to income. Included in the sales were a 216,000-square-foot, build-to-suit facility for Remo, Inc. and a 93,000-square-foot, build-to-lease now occupied by a local manufacturer. Both buildings are in Valencia Commerce Center where the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Company's industrial development and sales activity is focused. These facilities were sold as part of the Company's build-to-suit/lease program to increase absorption of industrial land.

Sales of eight commercial parcels totaling 14.5 acres for $10.3 million added $5.2 million to net income in 1996. The parcels sold ranged from .5 acres to 2.7 acres and included Valencia Autoplex, an automotive service center which opened earlier in the year. Results for 1996 also included revenues of $600,000 and income of $275,000 recognized from prior commercial land sales.

In 1995, the sale of 13.2 acres of industrial property contributed $10.8 million to revenues and $1.8 million to income and included the 9.7-acre build-to-suit for ITT in Valencia Commerce Center. The primary contributor to commercial land sales in 1995 was the sale of Bouquet Shopping Center on 12.3 acres for $17.9 million contributing $11.0 million to income. In addition, seven commercial parcels totaling 25.3 acres contributed $12.7 million and $6.5 million to revenues and income, respectively. No deferred revenues or income from prior land sales were recognized in 1995.

In 1994, six commercial parcels totaling 12 acres closed escrow, contributing $10.9 million to revenues and $6.8 million to income. There were no industrial sales completed in 1994. Deferred revenues of $650,000 and income of $180,000 were recognized from a prior land sale.

The vacancy rate in Valencia's two industrial parks declined to 1.9%, an historical low at the end of 1996, and more than one million square feet of industrial space was absorbed during the year. This represents the third consecutive year absorption exceeded one million square feet. With over 40 fully entitled acres available in Valencia Commerce Center, 245 acres tentatively approved and 255 acres approved and unmapped, adequate inventory should be available to meet anticipated demand. Final plans for a portion of this land are subject to review by government agencies before development can proceed.

Four new industrial buildings totaling 263,000 square feet are in various stages of development as part of the Company's build-to-lease program. As of December 31, 1996, 187,000 square feet had been leased. These buildings are expected to add approximately 500 additional jobs when fully leased.

At December 31, 1996, 2.1 commercial acres were in escrow with closings expected in the first quarter of 1997. Subsequently, a 1.3 acre-parcel with a 17,400-square-foot office building entered escrow. The Company's ability to complete sales in escrow and future land sales is subject to market conditions beyond control of the Company. At December 31, 1995, a 5.7-acre parcel in Valencia Industrial Center and 2.7-acre commercial parcel were in escrow. The escrow on the 5.7-acre parcel subsequently was canceled.


--------------------------------------------------------------------------------
Community Development

An increase of 64% in community development expenses for 1996, excluding a prior year recovery from a lawsuit settlement, reflects the Company's heightened focus on activities to secure the necessary governmental land use approvals as well as an intensified strategic marketing program to complete the build-out of Valencia by 2005 and begin the development of Newhall Ranch. The latter, a new town well into the governmental approval process, is planned for 25,000 homes in five lifestyle villages to be located on the Company's 12,000 acres in Los Angeles County west of Valencia. The Environmental Impact Report (EIR) on this project has been completed and public hearings are being held. The entitlement process for this project is expected to take several years to complete.

In 1996, the Company entered into an agreement with PGA Tour Golf Course Properties to develop a Tournament Players Club (TPC) championship course in the proposed Westridge Golf Course Community, west of Interstate 5 in Valencia. The 18-hole, public course will be designed, constructed and managed by PGA Tour Golf Course Properties, and is expected to be the only TPC golf course located in Los Angeles County. A revised tentative tract

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

map has been finalized and submitted to the County. The 1,700-home Westridge project is expected to undergo public hearings before the Los Angeles County Planning Commission in 1997 and the Board of Supervisors in 1998. Pending approvals, construction on the golf course is expected to begin in late 1998 or early 1999. Plans for the project include a housing mix ranging from apartments to large, custom homes surrounding the golf course.

The Company is focusing on obtaining additional residential entitlements in Valencia to support the accelerated pace of development to meet forecasted demand. Several lifestyle villages are planned offering a wide range of homes based on extensive research studies of homebuyers. At December 31, 1996, the Company had approximately 2,000 residential lots approved for development in the Valencia area and an additional 12,000 units, including apartments, were in various stages of the entitlement process. Approval for approximately 500 single- and multi-family homes in North Hills, a new residential community adjacent to Valencia Country Club, is expected in 1997.

In 1995, expenses for community development activities, excluding a recovery from a lawsuit settlement, increased 42% from the prior year due to the Company's intensified strategic marketing program and pre-development program to meet growth targets. In 1994, the 9% increase in expenses was primarily due to entitlement expenses for Newhall Ranch. The Company expects community development expenses in 1997 to be at approximately the same level as 1996.


--------------------------------------------------------------------------------
Commercial Operations

Commercial operations include the Company's portfolio of income-producing properties and Valencia Water Company, a wholly-owned public water utility. The slight decline in revenues and operating income in 1996 was attributable to the sale of the Bouquet Shopping Center in 1995 and reduced occupancy at Valencia Town Center in 1996. The decreases in revenues and income were partially offset by improved operating results from Valencia Water Company due to a general rate increase approved by the California Public Utilities Commission effective January 1, 1996.

At December 31, 1996, occupancy was 98% at Valencia Town Center, including 8% for temporary tenants and signed leases to open in 1997. After experiencing some tenant turnover at the regional mall during 1996, Miller's Outpost, a national retailer, moved into 5,400 square feet during the fourth quarter. In addition, a Red Robin Restaurant and two small retailers are scheduled to open early in 1997, occupying an additional 10,000 square feet.

At the Company's three apartment complexes, rents were increased slightly during the year and occupancy rates averaged 96% at the end of 1996. A fourth apartment complex, SkyCrest, a 264-unit project, opened its first phase in late 1996. At year-end, 28 of 60 available units at SkyCrest were rented.

Phase one of Valencia Marketplace totaling 260,000 square feet opened for the 1996 holiday season with Wal*Mart, Sport Chalet, Toys R Us and Staples enjoying excellent sales. The remainder of the 750,000-square-foot, value-oriented retail center will be completed in 1997. It is 72% leased and when completed will contain a wide variety of national retail stores, restaurants, a supermarket, nursery and daycare facilities.

In September 1996, NorthPark Village Square, a neighborhood shopping center, opened with a 46,000-square-foot Ralphs supermarket as its anchor tenant. The center includes a McDonald's restaurant, Mobil service station, Starbucks Coffee and other retail outlets to serve the surrounding neighborhoods of Valencia NorthPark and Valencia Northbridge. The 53,000-square-foot Plaza del Rancho mixed-use project will be built in 1997 and was 40% pre-leased at December 31, 1996.

The Company is focusing the majority of its income property development activity in the Valencia Town Center area where nearly 100 acres remain to be developed. A three-story, 57,000-square-foot office building opened in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

September 1996 and is 52% leased. Spectrum/Valencia, a 55,000-square-foot sports and fitness complex, is under construction with completion scheduled for mid-1997. Land development has started on a 250-room Hyatt Hotel with a 20,000-square-foot conference center. A 60,000-square-foot entertainment complex, which will include 12 screens and an IMAX 3D theater, is planned to begin construction in 1997. These projects, along with additional office buildings, restaurants and retail shops, will be located on Town Center Drive, a one-half mile, pedestrian-oriented street extending west from Valencia Town Center shopping mall.

In 1995, revenues and income from the Company's commercial operations increased 6% and 16%, respectively, over the previous year. All income properties experienced high occupancy rates, including the three apartment complexes which benefited from rent increases averaging 3%. For 1994, revenues and income from commercial operations increased 13% and 12% respectively.

Revenues and income from Valencia Water Company increased 13% and 35%, respectively, from 1995 results due to a broader customer base and a 4% rate increase approved by the California Public Utilities Commission effective January 1, 1996. Revenues and income for the water utility increased 33% and 75%, respectively, in 1995 due to a 30% rate increase effective January 1, 1995, and a disaster recovery surcharge.

As the number of commercial income properties built each year increases, sales of mature income properties are expected to be made on a selective basis allowing the Company to realize a greater return on its investment in the income property portfolio as a whole.


--------------------------------------------------------------------------------
Agricultural Operations

Agricultural revenues and income, including the Company's energy operations, increased 12% and 36%, respectively, from the prior year, primarily due to excellent prices and yields on avocados which provided record income. In 1995, revenues decreased 16% and income declined 19% from the previous year primarily due to fewer acres being farmed as a result of previously sold farmland. In 1994, revenues increased 3% and income increased 29% as a result of improved yields and prices for avocados, grapes and certain row crops as well as expense reductions from streamlined administrative functions. Operating income from agricultural operations is expected to decline in future years due to sales of farmland.


--------------------------------------------------------------------------------
Ranch Sales

Sale of 539 acres of row crop land at the Suey Ranch for $6.5 million contributed $5.9 million to income in 1996. In addition, a 4.5-acre parcel in northern California closed escrow for $600,000, contributing $472,000 to income. In 1995, sale of 5,501 acres at the Merced Ranch for $7.4 million added $4.6 million to income. In 1994, sale of the 5,370-acre Meridian Ranch for $11.8 million added $9.2 million to income.

The Company's remaining 3,940 acres at the Merced Ranch are under a purchase option which the Company expects the prospective buyer to exercise in 1997. Sale of additional farmland will be considered by the Company for properties without development potential or to capitalize on unusually strong prices for permanent and row crop land.


--------------------------------------------------------------------------------
Earthquake Damage

A $3.7 million charge for damages not covered by insurance from the January 17, 1994, earthquake is included in 1994 results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

--------------------------------------------------------------------------------
General and Administrative Expenses

The major contributor to a 7% increase in general and administrative expense in 1996 is a $453,000 non-cash charge for curtailment of a retirement plan for outside directors and its replacement with a deferred equity compensation plan. General and administrative expenses in 1995 and 1994 were approximately the same.


--------------------------------------------------------------------------------
Interest and Other

Net interest expense for 1996 decreased by 10% from the prior year primarily as a result of the sale of the McDowell Mountain Ranch project in April 1996 when the buyer assumed the related project and bond debt. In 1996, interest expense for increased borrowings against a revolving mortgage facility and lines of credit was offset by interest capitalized to income portfolio projects during their construction period. Accordingly, net interest expense is expected to increase in 1997 as income properties are completed.

Interest expense in 1995 decreased compared to 1994 due to a principal reduction on a mortgage financing related to the sale of Bouquet Shopping Center in June 1995 and prepayment of a $40 million construction financing for Valencia Town Center in December 1994.


Financial Condition


--------------------------------------------------------------------------------
Liquidity and Capital Resources

In 1996, the Company increased its borrowings outstanding against a mortgage facility and available lines of credit by $33.5 million to an ending balance at December 31, 1996 of $49.5 million. At December 31, 1996, the Company had cash and cash equivalents of $2.4 million and $112.5 million in available lines of credit to fund its development activities. The Company believes it has adequate sources of cash from operations and available debt capacity, including existing lines of credit, to finance future operations plus take advantage of new development opportunities. At December 31, 1996, there was no debt against raw land or land development inventories in Valencia.

There are no material commitments for capital expenditures other than the Company's plans in the ordinary course of business to expand its portfolio of income-producing properties. The Company's rapid commercial portfolio development required capital expenditures totaling $70 million in 1996. Up to $100 million in additional capital expenditures for income-producing properties are projected for 1997 in Valencia. Construction of new income-producing properties on Company-owned land creates additional debt capacity. It is the Company's policy to limit total Company-wide debt to approximately 60% of the value of the portfolio of income-producing commercial properties.

In 1996, the primary contributor to operating cash flow was the sale of the McDowell Mountain Ranch project in Scottsdale, Arizona, which generated $25.9 million in cash. As announced in December, 1995, the Company utilized a portion of the cash generated from the McDowell Mountain Ranch sale and sale of farmland in 1996 to repurchase the Company's partnership units. A total of 1,489,978 of the Company's partnership units has been repurchased for $24.2 million under a unit repurchase program for up to 1.5 million units approved by the Board of Directors in December 1995. Of these units, 1,228,078 were repurchased in 1996 for $20.3 million.

At the January 15, 1997 Board of Directors meeting, the existing unit repurchase program was increased to two million units, leaving a total of 510,022 units available for repurchase. Additional repurchases most likely will be funded through the sale of farmland without development potential.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following discussion relates to principal items in the Consolidated Statements of Cash Flow.

--------------------------------------------------------------------------------
Operating Activities

Net cash provided by operating activities in 1996 totaled $99.3 million and included sales of 1,284 residential lots and homes in the Valencia area and McDowell Mountain Ranch plus 36.9 acres of industrial and commercial property including two build-to-suit/lease properties; the entire McDowell Mountain Ranch planned community in Arizona; and sale of 539 acres of row crop land at the Suey Ranch. Combined, these sales provided $133.8 million in cash and $12.8 million in notes. In addition, notes totaling $7.2 million from land sales in prior years were collected in 1996.

Expenditures in 1996 for land under development inventories totaled $75.4 million and were more than offset by $100.6 million in real estate cost of sales relief including the 1996 sale of the McDowell Mountain Ranch project. Inventory expenditures in Valencia were related to land development and infrastructure to support future and pending land sales including expansion of Valencia NorthPark and home construction advances for the Company's joint-venture homebuilding program. The Company's net homebuilding investment decreased 51% in 1996 to $12.4 million in five joint-venture projects.

Net cash provided by operating activities in 1995 totaled $29.5 million and included sales of 1,233 residential lots and homes in Valencia and McDowell Mountain Ranch, 38.5 acres of commercial and industrial property, including a build-to-suit facility for ITT Corporation, Bouquet Shopping Center, and 5,501 acres at the Merced Ranch. These sales provided the Company with $105.8 million in cash and $15.8 million in notes. In addition, notes totaling $6.9 million from land sales in prior year were collected in 1995. Expenditures in 1995 for land under development inventories totaling $80.9 million were offset by real estate sales activity resulting in only a $1.0 million net investment. The Company's net homebuilding investment increased by $9 million to $25 million at the end of 1995. Deferred revenues of $3.2 million were recognized in 1995 from land sales in prior years. At December 31, 1995, $3.6 million of deferred revenues from land sales remained to be recognized in future periods. Recognition of deferred revenues has no impact on the Company's cash position.

Net cash provided by operating activities during 1994 totaled $20.9 million and included sales of 1,026 residential lots and homes in Valencia and McDowell Mountain Ranch, the 5,370-acre Meridian Ranch and 12 commercial acres in Valencia. These sales provided the Company with $75.7 million in cash and notes totaling $9 million. In addition, notes totaling $11 million were collected from land sales in prior years. Expenditures for land under development inventories in 1994 totaled $66.6 million and were primarily for land development and infrastructure to support pending future land sales, including $13.4 million for McDowell Mountain Ranch and residential construction costs for the Company's joint-venture projects in Valencia. Deferred revenues of $650,000 were recognized in 1994 from land sales in prior years.


--------------------------------------------------------------------------------
Investing Activities

Expenditures for property and equipment during 1996 totaled $79.3 million and were primarily for income-producing properties under development in Valencia and water utility construction. Major expenditures relating to income-producing properties during the year included $25.0 million for construction of Valencia Marketplace, a 750,000-square-foot value-oriented retail center; $14.4 million for three industrial buildings under the build-to-suit/lease program; $12.1 million for a 264-unit apartment complex, $4.6 million for a neighborhood shopping center in Valencia NorthPark, $5.3 million for a 57,000-square-foot office building and $2.9 million for a 55,000-square-foot sports and fitness center in Valencia Town Center.

The Company expects to invest up to $100 million in 1997 for income-producing projects which includes approximately $35 million to complete Valencia Marketplace and $28 million for a 250-room Hyatt Hotel with a 20,000-square-foot conference center.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In 1995, property and equipment expenditures totaled $17.0 million, including $7.1 million for eight new income-producing properties and $7.5 million for water utility construction and a headquarters building for Valencia Water Company, the Company's wholly-owned public water utility. In 1994, property and equipment expenditures were $11.9 million including $5.1 million for construction of a build-to-suit facility, a 7,000-square-foot specialty retail store, and expenditures for various tenant improvements and water utility construction costs.


--------------------------------------------------------------------------------
Financing Activities

In each of the three years ended 1996, the Company has paid four quarterly distributions totaling 40 cents per partnership unit, per year. In 1996, distributions totaled $14.1 million compared with $14.5 million in 1995 and $14.7 million in 1994. The decline in amount paid is due to fewer units outstanding as a result of the Company's repurchase of 1,228,078 units for $20.3 million in 1996 and 861,900 units for $12.5 million units in 1995. The declaration of distributions is reviewed by the Board of Directors on a quarterly basis. The declaration of any distribution, and the amount declared, is determined by the Board of Directors taking into account the Company's earnings, financial condition and prospects.

In conjunction with the sale of McDowell Mountain Ranch in April 1996, project and bond debt totaling $16.3 million were assumed by the buyer. During 1996, borrowings outstanding against a revolving mortgage facility and lines of credit increased by $33.5 million. The increase in borrowings was primarily for costs associated with the Company's income-producing projects under development.

At December 31, 1995, borrowings outstanding against a $40 million revolving mortgage facility totaled $16 million and no borrowings were outstanding against lines of credit. At the end of 1995, $16.5 million had been expended of the $17 million of improvement district bond proceeds for infrastructure improvements at McDowell Mountain Ranch. After retirement for lots sold, $10.7 million of these improvement bonds remained as debt at the end of 1995, an increase of $4.3 million from the end of 1994. A principal reduction of $13.3 million was paid on a portfolio mortgage financing from Prudential, secured by six of the Company's commercial properties, in conjunction with the sale of the Bouquet Shopping Center in June 1995.

In 1994, a $40 million construction loan for Valencia Town Center was prepaid and replaced with a $40 million revolving mortgage facility. No borrowings were outstanding against this facility or lines of credit at the end of 1994. Also, in 1994, Valencia Water Company finalized an $11 million long-term financing following approval by the California Public Utilities Commission. As of December 31, 1994, $11.4 million of improvement district bond proceeds for McDowell Mountain Ranch had been expended for infrastructure development and $6.4 million remained as debt after retirement for lots sold.

INFLATION, RISKS AND RELATED FACTORS

Newhall Land's 1996 Annual Report and other published documents contain forward-looking statements regarding the status of proposed or pending sales and rental activity, future planned development, future results of operations and financial condition, the long-term growth of the Southern California economy and other matters. These forward-looking statements are based on present trends the Company is experiencing in residential, industrial and commercial markets. Also, the Company's success in obtaining entitlements, governmental and environmental regulations, timing of escrow closings, expansion of its income portfolio and marketplace acceptance of its business strategies are factors that could affect results. The following risks and related factors, among others, should be taken into consideration in evaluating the future prospects for the Company. Actual results may materially differ from those projected.

Sales of Real Estate: The majority of the Company's revenues are generated by its real estate operations. The ability of the Company to consummate sales of real estate is dependent upon various factors, including but not limited to availability of financing to the buyer, regulatory and legal issues and successful completion of the buyer's

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

due diligence. The fact that a real estate transaction has entered escrow does not necessarily mean that the transaction will ultimately close. Therefore, the timing of sales may differ from that anticipated by the Company. The inability to close sales as anticipated could adversely impact the recognition of revenue in any specific period.

Economic Conditions: Real estate development is significantly impacted by general and local economic conditions which are beyond the control of the Company. The Company's real estate operations are concentrated in Southern California. The regional economy is profoundly affected by the entertainment, technology and certain other segments, which have been known to affect the region's demographics. Consequently, all sectors of real estate development for the Company tend to be cyclical. While the economy of Southern California has shown improvements recently, there can be no assurances that present trends will continue.

Interest Rates and Financing: Fluctuations in interest rates and the availability of financing have an important impact on the Company's performance. Sales of the Company's projects could be adversely impacted by the inability of buyers to obtain adequate financing. Further, the Company's real estate development activities are dependent on the availability of adequate sources of capital. Certain of the Company's credit facilities bear interest at variable rates and would be negatively impacted by increasing interest rates.

Competition: The sale and leasing of residential, industrial and commercial real estate is highly competitive, with competition coming from numerous and varied sources. The degree of competition is affected by such factors as the supply of real estate available which is comparable to that sold and leased by the Company and the level of demand for such real estate. While the Company recently has continued to increase its market share at both the local and the county level, new competition is expected to deliver competing projects in the future that could reverse this trend.

Geographic Concentration: With the 1996 sale of McDowell Mountain Ranch, the Company's real estate development activities currently are focused on its 20,000 acres in Los Angeles County, 30 miles north of Los Angeles. The Company's entire commercial income portfolio is located in the Valencia area. Therefore, any factors affecting that concentrated area, such as changes in the housing market or environmental factors which cannot be predicted with certainty, could affect future results.

Government Regulation and Entitlement Risks: In developing its projects, the Company must obtain the approval of numerous governmental authorities regulating such matters as permitted land uses, density and traffic, and the providing of utility services such as electricity, water and waste disposal. In addition, the Company is subject to a variety of federal, state and local laws and regulations concerning protection of health and the environment. This government regulation affects the types of projects which can be pursued by the Company and increases the cost of development and ownership. The Company devotes substantial financial and managerial resources to complying with these requirements and dealing with the process. To varying degrees, certain permits and approvals will be required to complete the developments currently being undertaken, or planned by the Company. Furthermore, the timing, cost and scope of planned projects may be subject to legal challenges, particularly large projects with regional impacts. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. The ability to obtain necessary approvals and permits for its projects can be beyond the Company's control and could restrict or prevent development of otherwise desirable new properties. The Company's results of operations in any period will be affected by the amount of entitled properties the Company has in inventory.

Inflation: The Company believes it is well positioned against any effects of inflation. Historically, during periods of inflation, the Company has been able to increase selling prices of properties to offset rising costs of land development and construction. However, in the past few years, there has been a decline in land values in California and sales prices of some Company properties have shown decreases while costs have remained relatively constant. A portion of the commercial income portfolio is protected from inflation since percentage rent clauses in the Company's leases tend to adjust rental receipts for inflation, while the underlying value of commercial properties has tended to rise over the long term.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                INDEX TO FINANCIAL STATEMENTS INCLUDED IN ITEM 8:
                -------------------------------------------------


                Report of Independent Auditors

                Consolidated Statements of Income for the years ended
                   December 31, 1996, 1995 and 1994

                Consolidated Balance Sheets at
                   December 31, 1996 and 1995

                Consolidated Statements of Cash Flows for the years
                   ended December 31, 1996, 1995 and 1994

                Consolidated Statements of Changes in Partners'
                   Capital for the years ended December 31, 1996, 1995 and 1994

                Notes to Consolidated Financial Statements

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors of Newhall Management Corporation and Partners of The Newhall Land and Farming Company:

We have audited the accompanying consolidated balance sheets of The Newhall Land and Farming Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Newhall Land and Farming Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




Los Angeles, California                 / S / KPMG Peat Marwick LLP
January 15, 1997

Consolidated Statements of Income

                                                                                         Years ended December 31,
---------------------------------------------------------------------------------------------------------------------------
In thousands, except per unit                                                        1996             1995           1994
===========================================================================================================================
Revenues
     Real estate
         Residential home and land sales
              Valencia                                                           $  79,533      $    58,160   $     36,022
              McDowell Mountain Ranch                                               49,101           16,602         21,984
         Industrial and other sales                                                 29,844           41,396         11,667
         Commercial operations                                                      38,504           37,335         35,314
     Agriculture
         Operations                                                                 16,459           14,676         17,481
         Ranch sales                                                                 6,745            7,428         11,800
---------------------------------------------------------------------------------------------------------------------------
Total Revenues                                                                     220,186          175,597        134,268
---------------------------------------------------------------------------------------------------------------------------
Operating Expenses
     Real estate
         Residential home and land sales
              Valencia                                                              64,962           51,058         31,535
              McDowell Mountain Ranch                                               22,834           13,861         15,265
         Industrial and other sales                                                 25,613           23,694          6,619
         Community development                                                      12,581            6,766          6,679
         Commercial operations                                                      21,212           19,790         20,159
     Agriculture
         Operations                                                                 11,661           11,147         13,131
         Ranch sales                                                                   739            2,799          2,573
     Earthquake damage                                                                   -                -          3,700
---------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                           159,602          129,115         99,661
---------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                    60,584           46,482         34,607
     General and administrative expense                                             (9,133)          (8,547)        (8,578)
     Interest and other, net                                                        (9,562)         (10,618)       (10,455)
---------------------------------------------------------------------------------------------------------------------------
Net Income                                                                       $  41,889       $   27,317      $  15,574
===========================================================================================================================
Net Income Per Unit                                                              $    1.18       $      .75      $     .42
===========================================================================================================================

See notes to consolidated financial statements

Consolidated Balance Sheets

                                                                                                       December 31,
---------------------------------------------------------------------------------------------------------------------------
In thousands                                                                                   1996                  1995
===========================================================================================================================
Assets
              Cash and cash equivalents                                                  $     2,412             $   4,285
              Accounts and notes receivable                                                   25,557                25,156
              Land under development                                                          63,266                88,457
              Land held for future development                                                32,357                32,459
              Property and equipment, net                                                    239,705               186,697
              Other assets and deferred charges                                               13,147                12,699
---------------------------------------------------------------------------------------------------------------------------
                                                                                         $   376,444             $ 349,753
===========================================================================================================================
Liabilities and Partners' Capital
              Accounts payable                                                           $    11,451             $  11,285
              Accrued expenses                                                                38,101                32,999
              Deferred revenues                                                                2,483                 4,041
              Mortgage and other debt                                                        163,256               152,302
              Advances and contributions from developers for utility construction             19,075                17,811
              Other liabilities                                                               21,425                18,459
---------------------------------------------------------------------------------------------------------------------------
                    Total liabilities                                                        255,791               236,897
              Commitments and contingencies (Note 9)

Partners' capital
               34,701 units outstanding, excluding 2,071 units in treasury, at December 31, 1996 and 35,910 units outstanding,
                   excluding 862 units in treasury at December 31, 1995                      120,653               112,856
---------------------------------------------------------------------------------------------------------------------------
                                                                                         $   376,444             $ 349,753
===========================================================================================================================

See notes to consolidated financial statements

Consolidated Statements of Cash Flows

                                                                                        Years ended December 31,
--------------------------------------------------------------------------------------------------------------------------
In thousands                                                                     1996              1995             1994
==========================================================================================================================
Cash Flows from Operating Activities:
     Net income                                                             $   41,889         $  27,317        $  15,574
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                         8,857             7,698            7,690
           Decrease (increase) in land under development                        25,191            (1,034)         (14,345)
           (Increase) decrease in accounts and notes receivable                   (401)           (6,617)             969
           Increase (decrease) in accounts payable,
               accrued expenses and deferred revenues                            3,710            (6,197)          13,474
           Cost of property sold                                                17,521            12,608            1,846
           Other adjustments, net                                                2,561            (4,253)          (4,293)
--------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                  99,328            29,522           20,915
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
     Purchase of property and equipment                                        (79,284)          (16,982)         (11,887)
     (Investment in) distribution from joint venture                               (43)              262              244
--------------------------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                                     (79,327)          (16,720)         (11,643)
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Distributions paid                                                        (14,122)          (14,527)         (14,704)
     Borrowings on mortgage and other debt                                      34,871            22,645           17,389
     Repayment of mortgage and other debt                                      (23,917)          (16,334)         (45,555)
     Increase in advances and contributions from
        developers for utility construction                                      1,264             4,334            1,410
     Purchase of partnership units                                             (20,277)          (12,518)              --
     Other, net                                                                    307               227              208
--------------------------------------------------------------------------------------------------------------------------
     Net cash used by financing activities                                     (21,874)          (16,173)         (41,252)
--------------------------------------------------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents                                       (1,873)           (3,371)         (31,980)
Cash and Cash Equivalents, Beginning of Year                                     4,285             7,656           39,636
--------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year                                      $    2,412         $   4,285          $ 7,656
==========================================================================================================================
Supplemental Disclosure of Cash Flow Information:
     Interest paid (net of amount capitalized)                              $   10,938         $  10,306          $ 9,385
--------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

Consolidated Statements of Changes in Partners' Capital

                                                                                            Number              Partners'
In thousands                                                                              of Units               Capital
===========================================================================================================================
Balance at December 31, 1993                                                                36,757           $    111,279
     Net income                                                                                                    15,574
     Distributions                                                                                                (14,704)
     Other activity, net                                                                         4                    208
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                                                                36,761                112,357
     Net income                                                                                                    27,317
     Distributions                                                                                                (14,527)
     Purchase of partnership units                                                            (862)               (12,518)
     Other activity, net                                                                        11                    227
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                                                35,910                112,856
     Net income                                                                                                    41,889
     Distributions                                                                                                (14,122)
     Purchase of partnership units                                                          (1,228)               (20,277)
     Other activity, net                                                                        19                    307
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                                                34,701            $   120,653
===========================================================================================================================

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996

--------------------------------------------------------------------------------
Note 1. Organization

The Newhall Land and Farming Company, a California Limited Partnership ("the Company" or "the Partnership"), is organized as a publicly traded master limited partnership. The general partners of the Company are Newhall Management Limited Partnership, the Managing General Partner, and Newhall General Partnership. Two executive officers and the Managing General Partner are the general partners of Newhall General Partnership. At December 31, 1996, the Company had 223 employees.


--------------------------------------------------------------------------------
Note 2. Industry Segments and Summary of Significant Accounting Policies

Nature of Operations: The Company operates in two reportable industry segments: real estate and agriculture. Real estate, consisting of community development including residential land sales and homebuilding, commercial and industrial land sales, and development and operation of commercial property, is the Company's predominant industry segment. The principal markets for residential land sales are in the Valencia area of Southern California, approximately 30 miles north of downtown Los Angeles. Homebuilding, commercial and industrial land sales and commercial operations are concentrated in the Valencia area. Agriculture consists primarily of farming operations conducted on the Company's ranches in California.

Information as to identifiable assets, capital expenditures and depreciation for these segments is summarized in Note 10. Significant accounting policies related to the Company's segments are:

Real Estate/Residential Home Sales: The Company's income from residential home sales comes from sales of completed single- and multi-family homes to homebuyers through joint ventures and limited partnerships. The Company increases its inventories of homes completed or under construction with venture partners as it funds the venture obligation and records revenues and income as the venture closes escrow on sales to homebuyers.

Real Estate/Land Sales: Sales are recorded at the time escrow is closed provided that: (1) there has been a minimum down payment, ranging from 20% to 25% depending upon the type of property sold, (2) the buyer has met adequate continuing investment criteria, and (3) the Company, as the seller, has no continuing involvement in the property. Where the Company has an obligation to complete certain future development, revenue is deferred in the ratio of the cost of development to be completed to the total cost of the property being sold under percentage of completion accounting. Land under development inventories include land, direct and allocated construction costs for land and infrastructure development plus project amenities. As land is sold, estimated total costs at completion for the specific project are charged ratably to cost of sales.

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

Valencia Water Company (a California corporation), a wholly-owned subsidiary, is a public water utility subject to regulation by the California Public Utilities Commission. Water utility revenues include amounts billed monthly to customers and an estimated amount of unbilled revenues. Income taxes are included in operating expenses. In addition to income, funds advanced or contributed by developers to the utility are subject to federal and state income taxes. Accordingly, deferred income taxes are reflected in the consolidated financial statements.

Real Estate/Community Development: Preliminary planning and entitlement costs are charged to expense when incurred. After tentative map approval, expenditures for map recordation are charged to the identified project.

Agriculture/Operations: Revenue is recognized as crops are delivered to farm cooperatives and other purchasers. Crops delivered to farm cooperatives are marketed throughout the year after harvest. At the time of delivery, the Company estimates the proceeds to be received from the cooperatives and records these amounts as unbilled receivables. During the year following harvest, the Company records any adjustments of such estimated amounts arising from changing market conditions. Net income for the years ended December 31, 1996, 1995, and 1994 increased approximately $336,000, $658,000 and $1,013,000, respectively, as a result of such adjustments.

Costs incurred during the development stage of orchard and vineyard crops (ranging from 3 to 10 years) are capitalized and amortized over the productive life of the trees or vines. Farming costs which cannot be readily identified with a specific harvested crop or other revenue-producing activity are expensed as incurred.

Farming inventories include crops in process and harvested crops and are valued at the lower of cost or market, determined on the first-in, first-out method.

Agriculture/Ranch Sales: Sales of non-developable farmland occur irregularly and are recognized upon close of escrow provided the criteria as described for real estate land sales are met.

Other general accounting policies are:

Basis of Consolidation: The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and homebuilding joint ventures. All significant intercompany balances and transactions are eliminated. Certain reclassifications have been made to prior years' amounts to conform to the current year presentation.

Joint Venture: The Company uses the equity method to account for an investment in a joint venture with Hilton Inns, Inc. which is less than 50% controlled.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents.

Property and Equipment: Property is stated at cost, less proceeds from sales of easements and rights of way. Depreciation of property and equipment is provided on the straight-line basis over the estimated useful lives of the various assets without regard to salvage value. Lives used for calculating depreciation are as follows: buildings - 25 to 40 years; equipment - 3 to 10 years; water supply systems, orchards and other - 5 to 75 years.

Impairment of Assets: The Company adopted the provisions of SFAS No. 121--Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, on January 1, 1996. Land, land under development inventories and completed real estate projects were reviewed for recoverability. Because the sum of the expected future net cash flows (undiscounted and without interest charges) exceeds the carrying value of the assets, no impairment loss was recognized in 1996.

Environmental Matters: Environmental clean-up costs are charged to expense or established reserves and are not capitalized. Generally, reserves are recorded for environmental clean-up costs when remediation efforts are probable and can be reasonably estimated. To date, environmental clean-up costs have not been material.

Management's Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities, the disclosure of any contingent assets or liabilities and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the estimates made.

Income Taxes: The partnership is not a taxable entity; accordingly, no provision for income taxes has been made in the consolidated financial statements. Partners are taxed on their allocable share of the Company's earnings. Partners' distributive share of the income, gain, loss, deduction and credit of the Company is reportable on their income tax returns.

The Revenue Act of 1987 contained provisions which, in some cases, taxes publicly traded partnerships as corporations. Since the Company was in existence on December 17, 1987, it will continue to be treated as a partnership for the 1987 through 1997 taxable years. Beginning in 1998, 90% of the partnership's gross income must be derived from rent, sales of real estate, interest, and income from other "natural resources" as provided in Internal Revenue Section 7704. The partnership's gross income currently qualifies under this provision and the Company expects to continue to be taxed as a partnership for the foreseeable future.

Amounts per Partnership Unit: Net income per unit is computed by dividing net income by the weighted average number of units and common unit equivalents (dilutive options) outstanding during the year. The number of units for the computation was 35,411,000, 36,272,000, and 36,789,000, for the years ended December 31, 1996, 1995, and 1994, respectively.


--------------------------------------------------------------------------------
Note 3. Federal Income Tax Results of the Partnership

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

At December 31, 1996, the net tax basis of the Company's assets and liabilities exceeded the Company's financial statement basis of its assets and liabilities by $187,616,000. This excess amount does not reflect the step-up in asset basis allocated to individual partners upon purchase of units subsequent to the formation of the Partnership.

The Partnership's tax returns for the past four years are subject to examination by federal and state taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the tax basis amounts may be subject to change at a later date upon final determination by the taxing authorities.


--------------------------------------------------------------------------------
Note 4. Disclosures About Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:

                                                               December 31,
                                   -------------------------------------------------------------------
                                                1996                                  1995
------------------------------------------------------------------------------------------------------
                                     Carrying         Fair                 Carrying           Fair
In thousands                          Amount          Value                 Amount            Value
------------------------------------------------------------------------------------------------------
Notes receivable from
   land sales                      $   20,546     $   20,546               $  19,243       $  19,243
Mortgage and other debt               163,256        163,256                 152,302         152,302
Advances from developers
   for utility construction            12,149          2,927                  12,536           2,946
                                   ===================================================================

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents; Accounts Receivable and Payable: The carrying amounts approximate the fair values of these instruments due to their short-term nature.

Notes Receivable from Land Sales: The carrying amounts of notes receivable approximate fair value. Generally, these notes are interest-bearing with maturities of less than one year from close of escrow. If applicable, the carrying amount reflects imputed interest to reduce the note receivable to its fair value.

Mortgage and Other Debt: The carrying amount of the Company's debt reflects its fair value based on current interest rates available to the Company for comparable debt. See Note 7 for interest rates on outstanding debt.

Advances from Developers for Utility Construction: Generally, advances are refundable to the developer without interest at the rate of 2.5% per year over 40 years. The fair value is estimated as the discounted value (12%) of the future cash flows to be paid on the advances.


--------------------------------------------------------------------------------
Note 5. Composition of Certain Financial Statement Captions

                                                                                                 December 31,
                                                                                -------------------------------------------
In thousands                                                                          1996                         1995
---------------------------------------------------------------------------------------------------------------------------
Accounts and notes receivable
   Trade receivables, less allowance for doubtful
     accounts of $662 and $937, respectively                                     $     2,574                     $  3,075
   Notes receivable from land sales                                                   20,546                       19,243
   Unbilled accounts receivable
     Agricultural products                                                             1,796                        2,029
     Other                                                                               423                          301
   Other                                                                                 218                          508
---------------------------------------------------------------------------------------------------------------------------
                                                                                 $    25,557                     $ 25,156
                                                                                ===========================================
Land under development
   Valencia
     Residential land development                                                $     1,093                     $  1,848
     Homes completed or under construction
       with venture partners                                                          12,371                       25,302
     Industrial and commercial land development                                       49,580                       43,256
   McDowell Mountain Ranch land development                                                -                       17,824
   Agriculture                                                                           222                          227
---------------------------------------------------------------------------------------------------------------------------
                                                                                 $    63,266                     $ 88,457
                                                                                ===========================================
Property and equipment
   Land                                                                          $    45,805                     $ 45,039
   Buildings                                                                          99,481                       96,088
   Equipment                                                                          12,450                       12,043
   Water supply systems, orchards and other                                           78,721                       71,412
   Construction in progress                                                           69,888                       21,250
---------------------------------------------------------------------------------------------------------------------------
                                                                                     306,345                      245,832
   Accumulated depreciation                                                          (66,640)                     (59,135)
---------------------------------------------------------------------------------------------------------------------------
                                                                                 $   239,705                     $186,697
                                                                                ===========================================

Other assets and deferred charges
   Prepaid expenses                                                              $     1,526                      $  1,101
   Investment in joint venture                                                           498                           455
   Unamortized loan fees                                                                 655                           902
   Deferred charges and assets of
     Valencia Water Company                                                            5,841                         6,228
   Other                                                                               4,627                         4,013
---------------------------------------------------------------------------------------------------------------------------
                                                                                 $    13,147                      $ 12,699
                                                                                ===========================================
Accrued expenses
   Deferred compensation                                                         $     4,808                      $  3,866
   Operating and other accruals                                                        5,187                         6,120
   Project accruals                                                                   22,362                        19,322
   Other                                                                               5,744                         3,691
---------------------------------------------------------------------------------------------------------------------------
                                                                                 $    38,101                      $ 32,999
                                                                                ===========================================
Other liabilities
   Warranty and other reserves                                                   $     6,442                      $  7,056
   Deferred taxes of Valencia Water Company                                            5,618                         4,901
   Other                                                                               9,365                         6,502
---------------------------------------------------------------------------------------------------------------------------
                                                                                 $    21,425                      $ 18,459
                                                                                ===========================================


--------------------------------------------------------------------------------
Note 6. Commercial Leasing Operations

A summary of the historical cost of properties held for lease, which are included in property and equipment, follows:

                                                                                                 December 31,
                                                                                 ------------------------------------------
In thousands                                                                         1996                           1995
---------------------------------------------------------------------------------------------------------------------------
Land                                                                             $    40,832                     $ 40,289
Buildings                                                                             93,901                       91,703
Other                                                                                 12,872                       12,635
---------------------------------------------------------------------------------------------------------------------------
                                                                                     147,605                      144,627
Accumulated depreciation                                                             (32,552)                     (27,028)
---------------------------------------------------------------------------------------------------------------------------
                                                                                 $   115,053                     $117,599
                                                                                ===========================================



Minimum lease payments to be received under non-cancelable operating leases as of December 31, 1996 are as follows:

          In thousands
          -----------------------------------------------------------------------------------------
                  1997                                                                $     13,651
                  1998                                                                      12,975
                  1999                                                                      12,328
                  2000                                                                      12,034
                  2001                                                                      11,329
                  Thereafter                                                                50,352
                  ---------------------------------------------------------------------------------
                                                                                      $    112,669*
                                                                                      =============

* This amount does not include contingent rentals which may be received under certain leases based on lessee sales or apartment rentals. Contingent and apartment rentals received for the years ended December 31, 1996, 1995, and 1994 were (in thousands) $8,991, $9,082, and $8,836, respectively.

--------------------------------------------------------------------------------
Note 7. Mortgage and Other Debt

                                                                                                          December 31,
                                                                                 Interest        ---------------------------
In thousands                                                                      Rates            1996          1995
----------------------------------------------------------------------------------------------------------------------------
Unsecured lines of credit                                                        Variable        $   9,500    $        --
Prudential (portfolio mortgage)                                                    8.995%           45,873         46,391
Prudential (ranch mortgage)                                                         8.45%           11,040         11,280
Pacific Mutual
   (Valencia Water Company)                                                          8.0%           11,000         11,000
Bank of America
   (commercial mortgage)                                                            7.95%            3,334          3,363
Metropolitan
   (unsecured notes)                                                                 6.9%           24,000         30,000
Wells Fargo/Morgan Guaranty
   (Valencia Town Center)                                                        Variable           40,000         16,000
Community facilities bonds
   (Valencia Town Center)                                                        4.5-7.5%           17,138         17,543
Bank of America
   (homebuilding joint venture)                                                      9.0%            1,371             --
Land acquisition notes
   (McDowell Mountain Ranch)                                                      8-8.75%               --          6,010
Improvement district bonds
   (McDowell Mountain Ranch)                                                         5.4%               --         10,715
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 $  163,256     $ 152,302
                                                                                                 ===========================


At December 31, 1996, unsecured borrowings totaled $9.5 million against available lines of credit totaling $122 million. No borrowings were outstanding against lines of credit at December 31, 1995. Revolving lines of credit for general corporate purposes include a $30 million line with Wells Fargo Bank, a $20 million line with Societe Generale, a $10 million line with Bank One, Arizona, a $4 million line with Bank of America, and a $1 million line with Valencia National Bank. In addition, the Company has a $15 million revolving credit facility with Morgan Guaranty Trust Company of New York which is restricted to financing development costs of various types of commercial projects in Valencia, a $40 million line of credit for development of Valencia Marketplace with Wells Fargo Bank and a $2 million line of credit with Wells Fargo Bank which is restricted to use by Valencia Water Company for working capital needs. Interest rates on lines of credit are at the prime rate or LIBOR, at the Company's option, plus 1.25% to 1.75% and commitment fees range from .0% to .375% per annum of the unused portion. Expiration dates of lines of credit range from September, 1997 to May, 1998. Letters of credit outstanding against available lines of credit totaled $7.8 million and $9.6 million, respectively, at December 31, 1996 and 1995.

The Prudential portfolio mortgage is secured by five of the Company's commercial properties. A $13.3 million principal reduction was paid on this financing in conjunction with the sale of the Bouquet Shopping Center in June 1995. The terms of the note require monthly principal and interest payments of $389,000 until maturity on March 1, 1999 when a principal balance of approximately $44.6 million is due.

The Prudential ranch mortgage is a non-recourse mortgage financing secured by the 14,000-acre New Columbia Ranch property. The terms of the note call for interest payments on each May 1 and November 1 and annual principal payments of $240,000 until maturity on November 1, 2003.

Valencia Water Company has an $11 million financing with Pacific Mutual secured by the utility's property and equipment. The terms of the financing call for semi-annual interest payments with the principal payable in full at maturity on June 1, 2009. The loan is not guaranteed by the Company.

The commercial mortgage with Bank of America is secured by a 50,000-square-foot office building in the vicinity of Valencia Town Center. A $1.6 million principal repayment was made on September 1, 1994 in return for a 2.05% rate reduction. The current terms call for monthly principal and interest payments of $26,000 and a balloon payment of approximately $3.1 million at maturity on February 1, 2001.

The terms of a $30 million, seven-year unsecured financing call for interest payments payable semi-annually and principal payments in equal annual installments of $6 million which commenced in 1996. The note matures on December 31, 2000.

The $40 million revolving mortgage credit facility secured by Valencia Town Center was obtained jointly from Wells Fargo Bank and Morgan Guaranty Trust Company. The terms of the credit facility call for a commitment fee of .125% per annum of the unused portion. Borrowings bear interest at LIBOR plus 1.5% or Wells Fargo's prime rate, at the election of the Company. At December 31, 1996, the interest rate on the borrowings was 7.02%. The credit facility expires in December, 1999.

In October 1992, tax-exempt community facilities bonds were issued to finance a portion of the costs of certain public infrastructure improvements located within or in the vicinity of Valencia Town Center, the Company's regional shopping mall. The bonds will be repaid over 20 years from special taxes levied on the mall property.

In December, 1996, the Company entered into a joint venture with Warmington Homes to construct 72 homes in Valencia NorthPark. A construction loan was obtained from Bank of America with a contractual maximum of $6.6 million and interest at the prime rate plus .75%. The loan is guaranteed by Warmington Homes and is non-recourse to the Company.

In connection with the sale of McDowell Mountain Ranch in April, 1996, all related project and bond debt was assumed by the buyer.

Annual maturities of long-term debt are approximately (in thousands) $7,299 in 1997, $7,410 in 1998, $51,544 in 1999, $6,935 in 2000, $4,159 in 2001, and
$35,038 thereafter. The unsecured lines of credit, the Wells Fargo/Morgan Guaranty note and the Bank of America homebuilding loan are lines of credit with no scheduled repayment terms.

Capitalized Interest and Interest Income: During 1996, 1995, and 1994, total interest expense incurred amounted to (in thousands) $10,325, $11,959, and $12,750, net of $2,146, $1,072, and $1,830, which was capitalized, respectively. Interest income from investments and notes receivable totaled (in thousands) $1,504 in 1996, $1,744 in 1995, and $2,822 in 1994.

--------------------------------------------------------------------------------
Note 8. Employee Benefit Plans

Incentive Compensation Plan: Under the terms of the Company's Executive Incentive Plan, the Board of Directors may authorize incentive compensation awards to key management personnel of up to five percent of each year's income. The Board of Directors authorized awards of $1,481,000, $1,101,000, and $662,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

Unit Compensation Plans: The Company has two unit-based compensation plans, which are described below. The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation expense is only recognized for market price fluctuations in connection with option appreciation rights under the unit option plan. Had compensation costs been determined consistent with SFAS No. 123, the Company's net income and earnings per unit would have been reduced to the pro forma amounts indicated below:

                                                                                          Years ended December 31,
In thousands, except per unit                                                              1996             1995
------------------------------------------------------------------------------------------------------------------
Net Income
     As reported                                                                          $41,889          $27,317
     Pro Forma                                                                             41,503           27,205
Income Per Unit
     As reported                                                                          $  1.18          $  0.75
     Pro Forma                                                                               1.17             0.75
                                                                                          ========================

Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

Unit Option Plan: In January, 1995, the Board of Directors approved the 1995 Option/Award Plan, which superseded the Option, Appreciation Rights and Restricted Units Plan. Under the terms of the Plan, an additional 600,000 units may be granted as non-qualified options, restricted units, unit rights or appreciation rights to key employees. In addition, non-employee directors are automatically granted options of 1,500 units upon becoming a director and 500 per year thereafter.

Non-qualified options, restricted units or appreciation rights may not be granted at a price below the market price on date of grant. Options and appreciation rights are exercisable 25% after the end of each of the first four years and terminate in ten years. The following non-qualified options, all without appreciation rights, were granted: 1996 - 236,500; 1995 - 222,050; 1994
- 171,300. No expense or recovery was recorded in 1996, 1995 or 1994 for market price fluctuations in connection with option appreciation rights granted prior to 1991. Restricted unit rights granted as part of the Company's Management Unit Ownership Program vest 20% at the end of each of the first five years. The following restricted unit rights were granted: 1996 - 778; 1995 - 1,288; 1994 - 400.

The per unit weighted-average fair value of options granted in 1996 and 1995 was $6.06 and $4.50 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 1996 - distribution yield of 3.0%, expected volatility of 29.8%, risk-free interest rate of 7.0% and expected life 10 years; 1995 - distribution yield 3.1%, expected volatility 29.7%, risk-free interest rate 6.35% and an expected life of 10 years. At December 31, 1996, 302,062 units were available for future grants. A summary of the status of the Company's Option/Award Plan is presented below:

                                                                                                           Weighted Average
                                                                           Units                           Exercise Price
---------------------------------------------------------------------------------------------------------------------------
Outstanding at
December 31, 1994                                                        1,131,000                              $17.96
   Granted                                                                 223,338                               13.01
   Exercised                                                              (146,000)                              12.66
   Cancelled                                                               (62,975)                              19.76
---------------------------------------------------------------------------------------------------------------------------
Outstanding at
December 31, 1995                                                        1,145,363                               17.57
   Granted                                                                 237,278                               16.75
   Exercised                                                               (10,467)                              14.63
   Cancelled                                                              (106,376)                              17.25
---------------------------------------------------------------------------------------------------------------------------
Outstanding at
December 31, 1996                                                        1,265,798                              $17.46
                                                                       ====================================================


At December 31, 1996 and 1995, the number of options exercisable was 736,719 and 631,800, respectively, and the weighted average exercise price of those options was $18.11 and $18.87, respectively.

The following summarizes information about outstanding options at December 31, 1996:

                  Range of                              Number                    Weighted Average         Weighted Average
              Exercise Prices                        Outstanding                  Exercise Price           Remaining Life
----------------------------------------------------------------------------------------------------------------------------
            $13.00-$19.875                           1,104,925                         $15.69                     6.8
            $29.50-$32.1875                            158,925                         $29.95                     3.3

The following summarizes information about exercisable options at December 31, 1996:

                  Range of                              Number                    Weighted Average
              Exercise Prices                        Outstanding                  Exercise Price
----------------------------------------------------------------------------------------------------------------------------
            $13.00-$19.875                             627,575                         $16.02
            $29.50-$32.1875                            109,144                         $30.16

Employee Unit Purchase Plan: A total of 250,000 units has been reserved for issuance under the Company's Unit Purchase Plan. Under the terms of the plan, employees may have up to 15% of their base salary withheld to purchase the Company's partnership units. The purchase price is a specified percentage (no less than 85% and no more than 100%, as determined by the Plan Administrator for each purchase period) of the lower of the market price on the first day of the purchase period or the last day of the purchase period.

Under the plan, the Company sold 6,428 units and 1,607 units to employees in 1996 and 1995, respectively. The weighted average fair value of these units was $2.80 for 1996 and $3.01 for 1995 using the Black-Scholes model with the following assumptions: expected life of seven months due to salary withholdings throughout the year; distribution yield of 3.0% and expected volatility of 20.6% for both years; risk-free interest rate of 6.4% for 1996 and 3.49% for 1995; and an exercise price equal to 85% of the lower of the market price on the first day of the purchase period and the market price on the last day of the purchase period.

Retirement Plans: The Retirement Plan is Company funded and is qualified under ERISA. Generally, all employees of the Company and subsidiaries of the Company are eligible to participate in the Retirement Plan after one year of employment and attainment of age 21. Participants' benefits accumulated through December 31, 1996 are calculated as 40.5% of the highest average annual earnings up to Social Security covered compensation, plus 60% of average annual earnings in excess of covered compensation, reduced pro rata for years of service less than
30. Benefits which accumulate after January 1, 1997 will be calculated as 32.4% of the social security wage base and 48% of the excess over covered compensation.

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

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 7.25% and 5% in 1996, 7% and 5% in 1995, 8.5% and 5% in 1994,
respectively. The expected long-term rate of return on assets was 9% for each of the three years ended 1996.

The Company also has a Supplemental Executive Retirement Plan and a Retirement Plan for Directors. The additional pension cost for these plans was $690,000 in 1996, $206,000 in 1995, and $298,000 in 1994. In 1996, a settlement and curtailment loss of $453,000 was incurred in connection with the termination of the Retirement Plan for Directors and replacement with a Deferred Equity Plan for Outside Directors. This loss is included in 1996 general and administrative expenses.

The following table sets forth the plans' funded status and amounts recognized in the Company's financial statements for the Retirement and the Pension Restoration Plans:

                                                                                    December 31,
                                                       --------------------------------------------------------------------
In thousands                                                 1996                        1995                      1994
---------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation,
     including vested benefits of
     $13,612, $13,996, and
     $10,779, respectively                             $   (14,011)              $     (14,693)                 $  (11,101)
---------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation for
   service rendered to date                            $   (18,124)              $     (17,931)                 $  (12,725)
Plan assets at fair value                                   16,555                      16,153                      14,146
---------------------------------------------------------------------------------------------------------------------------
Plan assets in excess of (less than)
   projected benefit obligations                            (1,569)                     (1,778)                      1,421
---------------------------------------------------------------------------------------------------------------------------
Unrealized net gain from past
   experience different from that
   assumed and effects of changes
   in assumptions                                           (1,488)                       (778)                     (3,912)
Unrecognized prior service costs                               648                         709                         770
Unrecognized net asset being
   recognized over 15 years                                   (136)                       (171)                       (205)
---------------------------------------------------------------------------------------------------------------------------
Accrued pension cost                                   $    (2,545)              $      (2,018)                 $   (1,926)
---------------------------------------------------------------------------------------------------------------------------
Net pension cost includes the
   following components:
   Service cost-benefits earned
     during the period                                 $       692               $         453                  $     668
   Interest cost on projected
     benefit obligation                                      1,244                       1,041                      1,157
   Actual return on plan assets                             (1,771)                     (2,668)                      (131)
   Net amortization and deferral                               366                       1,267                     (1,284)
---------------------------------------------------------------------------------------------------------------------------
Net periodic pension cost                                      531                          93                        410
Settlement gain                                                  -                           -                        (88)
---------------------------------------------------------------------------------------------------------------------------
Total                                                  $       531               $          93                  $     322
                                                       ====================================================================


Employee Savings Plan: The Company has an Employee Savings Plan which is available to all eligible employees. Certain employee contributions may be supplemented by Company contributions. Company contributions approximated $294,000 in 1996, $262,000 in 1995, and $252,000 in 1994.

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

Other Benefits: The Company does not provide postretirement or postemployment benefits other than those plans described above and, as such, there is no obligation to be recognized under SFAS Nos. 106 and 112.

--------------------------------------------------------------------------------
Note 9. Commitments and Contingencies

The Company is involved in litigation and various claims, including those arising from its ordinary conduct of business. Management is of the opinion that the ultimate liability from this litigation will not materially affect the Company's consolidated financial condition. The Company believes it has adequate insurance to protect itself against any future material property and casualty losses.

In the ordinary course of business, and as part of the entitlement and development process, the Company is required to provide performance bonds to the County of Los Angeles and the City of Santa Clarita to assure completion of certain public facilities. At December 31, 1996, the Company had performance bonds outstanding totaling approximately $142 million.

As a significant landowner, developer and holder of commercial properties, there exists the possibility that environmental contamination conditions may exist that would require the Company to take corrective action. The Company believes such costs will not materially affect the Company's consolidated financial condition.


--------------------------------------------------------------------------------
Note 10. Industry Segment Information

In thousands                                                                             December 31,
Identifiable Assets                                        -------------------------------------------------------------------
(at historical cost)                                          1996                           1995                    1994
------------------------------------------------------------------------------------------------------------------------------
Real estate
   Residential                                             $     25,079              $     66,365                  $  55,046
   Industrial and other                                         100,525                    80,366                     92,950
   Commercial                                                   220,897                   170,477                    167,831
Agriculture                                                      21,193                    23,314                     17,896
Administration                                                    8,750                     9,231                     10,069
------------------------------------------------------------------------------------------------------------------------------
                                                           $    376,444              $    349,753                  $ 343,792
                                                           ===================================================================

                                                                                  Years ended December 31,
                                                       -----------------------------------------------------------------------
Capital Expenditures                                          1996                           1995                    1994
------------------------------------------------------------------------------------------------------------------------------
Real estate
   Residential                                         $          -                    $        73                 $     85
   Industrial and other                                      14,197                          1,862                    4,340
   Commercial                                                64,551                         14,174                    6,745
Agriculture                                                     438                            472                      650
Administration                                                   98                            401                       67
------------------------------------------------------------------------------------------------------------------------------
                                                       $     79,284                    $    16,982                 $ 11,887
                                                       =======================================================================

                                                                                   Years ended December 31,
Depreciation and                                       -----------------------------------------------------------------------
Amortization                                                  1996                           1995                    1994
------------------------------------------------------------------------------------------------------------------------------
Real estate
   Residential                                         $         21                    $        87                 $    42
   Industrial and other                                          77                             42                      38
   Commercial                                                 7,926                          6,702                   6,678
Agriculture                                                     608                            676                     714
Administration                                                  225                            191                     218
------------------------------------------------------------------------------------------------------------------------------
                                                       $      8,857                    $     7,698                 $ 7,690
                                                       =======================================================================

--------------------------------------------------------------------------------
Note 11. Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for the Company fluctuates due to the uneven nature of real estate closing activity and the skewing of results by individual large sales. The following is a summary of selected quarterly financial data for 1996 and 1995:

                                                                                        Quarter
In thousands,                                           -------------------------------------------------------------------
except per unit                                               First              Second             Third          Fourth
---------------------------------------------------------------------------------------------------------------------------
Revenues
   1996                                                 $    32,726        $     71,471      $     39,164       $  76,825
   1995                                                      25,042              42,479            43,244          64,832
---------------------------------------------------------------------------------------------------------------------------
Operating income
   1996                                                 $    10,811        $     26,719      $      8,588       $  14,466
   1995                                                       5,033              17,323            10,744          13,382
---------------------------------------------------------------------------------------------------------------------------
Net income
   1996                                                 $     6,231        $     22,472      $      4,168       $   9,018
   1995                                                         386              12,148             6,253           8,530
---------------------------------------------------------------------------------------------------------------------------
Net income per unit
   1996                                                 $       .17        $        .64      $        .12       $     .25
   1995                                                         .01                 .33               .18             .23
---------------------------------------------------------------------------------------------------------------------------



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

The shareholder-directors of Newhall Management Corporation ("Corporation") are as follows:

Thomas L. Lee, age 54, was appointed Chairman and Chief Executive Officer of the Corporation upon its formation in November, 1990 and of the former Managing General Partner in 1989. He served as President and Chief Executive Officer of the former Managing General Partner from 1987 to 1989, and as President and Chief Operating Officer from 1985 to 1987. Mr. Lee joined the predecessor corporation in 1970 and has served in various executive capacities. Mr. Lee was elected as a director in 1985. He is a director of Wells Fargo & Company, Wells Fargo Bank, N.A., CalMat, Inc. and the Los Angeles Area Chamber of Commerce. He is a trustee of California Institute of the Arts.

George L. Argyros, age 60, was elected a director of the Corporation in September, 1995. He has been Chairman and Chief Executive Officer of Arnel & Affiliates, an investment company, since 1968. He is a director of U. S. Computer Services, Applied Solar Energy Corporation, First American Financial Corporation and a trustee of the California Institute of Technology. He also is President and Chief Executive Officer of the Horatio Alger Association.

Gary M. Cusumano, age 53, has been President and Chief Operating Officer of the Corporation and the former Managing General Partner since 1989 and was elected a director of the Corporation in July, 1995. Mr. Cusumano is a director of Zero Corporation, Watkins-Johnson Company, the California Chamber of Commerce and Henry Mayo Newhall Memorial Hospital.

Thomas V. McKernan, Jr., age 52, has been a director of the Corporation since September, 1994. Mr. McKernan has been President and Chief Executive Officer since 1991 and Executive Vice President from 1990 to 1991 of the Automobile Club of Southern California. He is Chairman of the California Chamber of Commerce and a director of the American Automobile Association, Los Angeles Area Chamber of Commerce, Orthopedic Hospital, The Employers Group, Payden & Rygel Mutual Funds, Ramona Girls School and Forest Lawn Memorial Park.

Henry K. Newhall, age 58, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1982. Dr. Newhall is General Manager, Technology, Oronite Additives Division of Chevron Chemical Company. He has served in various managerial and consulting positions with Chevron since 1971.

Jane Newhall, age 83, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1960. Ms. Newhall, a private investor, is a director of the Henry Mayo Newhall Foundation and a member of the Foundation Board of Donaldina Cameron House. She is a trustee of Mills College, the San Francisco Theological Seminary and the Graduate Theological Union.

Peter T. Pope, age 62, was elected a director of the Corporation in 1992. Mr. Pope has been Chairman, President and Chief Executive Officer of Pope & Talbot, Inc. since 1990. He is a director of Pope Resources and the Arlington Club.

Carl E. Reichardt, age 65, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1980. Mr. Reichardt was Chairman of the Board of Directors of Wells Fargo & Company and Wells Fargo Bank, N.A., from 1983 until December, 1994. He is a director of Wells Fargo & Company, Wells Fargo Bank, N.A., Ford Motor Company, Columbia/HCA Healthcare Corporation, Pacific Gas and Electric Company, The Irvine Company, ConAgra, Inc., SunAmerica, Inc. and McKesson Corporation.

Thomas C. Sutton, age 54, was elected a director of the Corporation in November, 1991. He has been Chairman of the Board and Chief Executive Officer of Pacific Mutual Life Insurance Company since 1990. Mr. Sutton is a director of Southern California Edison, The Irvine Company, American Council of Life Insurance and the Association of California Life Insurance Companies. He is a trustee of the Committee for Economic Development.

Barry Lawson Williams, age 52, was elected a director of the Corporation in July, 1996. Mr. Williams has been President of Williams Pacific Ventures, Inc., a venture capital consulting firm which he founded, and a General Partner of WDG Ventures Ltd., a real estate development fund, since 1987. He was President of Falcon Community Ventures, a joint venture with Falcon Cable TV, from 1991 to 1992 and Chief Executive Officer of C. N. Flagg Power, Inc., which provided specialty construction services to the electric utility industry, from 1989 until 1992. Mr. Williams is a director of American President Companies, Ltd., Pacific Gas and Electric Company, Northwestern Mutual Life Insurance Company, CH2M Hill, Ltd. and Simpson Manufacturing Company.

Ezra K. Zilkha, age 71, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1977. Since 1956, Mr. Zilkha has been President of Zilkha & Sons, Inc., a private investment company. From 1991 to 1993 he was Chairman of Union Holdings, Inc., an industrial holding company. He is a director of Cambridge Associates and Milwaukee Land Company. Mr. Zilkha is trustee emeritus of Wesleyan University and a trustee of the Brookings Institution and Lycee Francais de New York. He is Chairman of the Board of the International Center for the Disabled.

Each of the shareholder-directors may be contacted at the principal executive offices of the Partnership and is a citizen of the United States.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Newhall Management Corporation and its officers and directors, the general partners, and persons who own more than ten percent of the Company's partnership units, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Company assists officers, directors and ten-percent unitholders to file their Section 16(a) reports and retains a copy of the forms filed. Written representations that all required reports have been filed are obtained at the end of each year. Based upon this information, the Company believes that, during the year ended December 31, 1996, all such filing requirements were fulfilled, except that (1) the Form 3 to report the election of Mr. Erik Higgins as Treasurer was filed eleven (11) days late, and (2) the Form 4 for Randy R. Wheeler, Vice President, for the month of August 1996 containing one transaction was filed eight (8) days late.

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

Messrs. Henry Newhall and Zilkha each effectively has contributed to the Managing General Partner a total of 72,000 Partnership units. Ms. Newhall effectively has contributed to the Managing General Partner a total of 71,650 Partnership units. Messrs. Lee and Cusumano each effectively has contributed 36,000 Partnership units. Messrs. Argyros, Reichardt, Pope, Sutton and McKernan each effectively has contributed to the Managing General Partner a total of 2,000 Partnership units. Mr. Williams effectively has contributed 1,350 Partnership units. Mr. Edwin Newhall Woods, who retired from the Board of Directors in September 1996, has agreed to leave 72,000 units contributed by him until his units are replaced. The Partnership units contributed to the Managing General Partner total 371,000 or 1.1% of the total number of partnership units outstanding at December 31, 1996.

It should be noted that a shareholder will receive the same distributions from the Partnership with regard to his or her Partnership units regardless of whether such Partnership units are represented by limited partner interests in Newhall Management Limited Partnership or by general partner interests in Newhall Management Limited Partnership (which in turn are represented by common stock in the Corporation). All Partnership distributions and allocations to the Managing General Partner with respect to the Partnership units held by such Partner will be passed on to each limited partner of the Managing General Partner or shareholder of the Corporation as distributions in proportion to the actual number of units or shares beneficially owned by such limited partner or shareholder, as the case may be.

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

Executive Officers of the Managing General Partner (as of January 15, 1997)

                                                                                                            Date of
                                                                                               Age          Office
                                                                                               ---          ------
Thomas L. Lee                                                                                  54
 Chairman and Chief Executive Officer                                                                         07/89

Gary M. Cusumano                                                                               53
 President and Chief Operating Officer                                                                        07/89

Thomas E. Dierckman                                                                            48
 Senior Vice President - Valencia Division                                                                    09/94
 Senior Vice President - Real Estate Operations                                                               07/90

James M. Harter                                                                                50
 Senior Vice President - Newhall Ranch Division                                                               09/94
 Senior Vice President - Community Development                                                                08/92
 Project Director - Rancon Financial Group                                                                    12/90

Stuart R. Mork                                                                                 44
 Senior Vice President and Chief Financial Officer                                                            01/96
 Vice President and Chief Financial Officer                                                                   01/95
 Vice President - Finance                                                                                     01/94
 Vice President - Finance and Treasurer                                                                       07/92
 Treasurer                                                                                                    10/87

Thomas H. Almas                                                                                62
 Vice President - Administration and Secretary                                                                01/97
 Secretary                                                                                                    07/92
 Assistant Secretary and Assistant Treasurer                                                                  10/87

John R. Frye                                                                                   52
 Vice President - Agriculture                                                                                 09/85

Gloria A. Glenn                                                                                55
 Vice President - Planning                                                                                    07/90

Donald L. Kimball                                                                              39
 Vice President - Finance and Controller                                                                      01/97
 Vice President - Controller                                                                                  07/94
 Controller                                                                                                   04/90

Margaret M. Lauffer                                                                            37
 Vice President - Corporate Communications                                                                    07/94
 Vice President - Community Relations, Valencia Company                                                       01/93
 Assistant Vice President - Community Relations, Valencia Company                                             10/91

James R. Wheeler                                                                               46
 Vice President Residential - Valencia                                                                        03/96
 Vice President - Mainland Division, Castle & Cooke Homes, Inc.                                               07/94
 Vice President - The William Lyon Company                                                                    01/90

Erik R. Higgins                                                                                29
  Treasurer                                                                                                   07/96
  Assistant Treasurer                                                                                         01/94
  Intern/Financial Analyst - Koll Company                                                                     07/91

Carrie T. Kokenda                                                                              32
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

ITEM 11. EXECUTIVE COMPENSATION

          The following tables set forth information as to each of the five highest paid Executive Officers and their compensation for services rendered to the Company and its subsidiaries:

                           SUMMARY COMPENSATION TABLE

                                                  Annual Compensation                 Long Term Compensation
                                     ---------------------------------------   -----------------------------------
                                                                                         Awards            Payouts
                                                                               --------------------------  -------
                                                                    Other       Restricted     Number of                  All
                                                                    Annual        Stock        Securities                Other
           Name and                                     Bonus        Comp.        Awards       Underlying     LTIP       Comp.
     Principal Position        Year     Salary           (1)          (2)          (3)       Options/SARs   Payouts       (4)
----------------------------- ------  ----------   ------------   ----------  -----------  --------------   -------    ---------
Thomas L. Lee                  1996   $  362,000   $    181,000   $   61,450       -            25,000      $    -     $  33,640
   Chairman and                1995      322,000        117,530       62,153       -            20,000           -        29,648
   Chief Executive Officer     1994      322,000         77,280       60,200       -            28,200           -        25,957

Gary M. Cusumano               1996      264,000        132,000       66,000       -            20,000           -        26,706
   President and               1995      264,000         96,360       50,620       -            16,000           -        24,856
   Chief Operating Officer     1994      264,000         63,840       33,500       -            22,500           -        21,826

Thomas E. Dierckman            1996      214,000         73,321        4,500       -            14,000           -        14,827
   Senior Vice President       1995      206,000         52,600        4,544       -            12,000           -        13,304
                               1994      198,000         32,000        3,520       -            10,000           -        10,574

Stuart R. Mork                 1996      200,000         80,000          365       -            14,000           -         8,058
   Senior Vice President and   1995      170,000         45,510           -        -            20,000           -         6,391
   Chief Financial Officer     1994      136,000         25,000           -        -             8,000           -         4,650

James M. Harter                1996      170,000         64,600           -        -            12,000           -         4,821
   Senior Vice President       1995      160,000         37,000           -        -            10,000           -         4,221
                               1994      140,000         22,400           -        -             9,000           -         2,730
----------------------------------------------------------------------------------------------------------------------------------

(1) Represents bonus accrued during the current calendar year based on earnings for such period and paid in the subsequent calendar year. A part of the 1996 bonus will be paid in partnership units in accordance with the Company's Management Unit Ownership Program as follows: Mr. Lee ($31,735), Mr. Dierckman ($20,721), Mr. Mork ($17,245), and Mr. Harter
       ($64,600).

(2) Includes general partner fees paid to Messrs. Lee and Cusumano as general partners of Newhall General Partnership of $60,000 each and director fees of $4,000 to Mr. Cusumano and Mr. Dierckman as directors of a wholly-owned subsidiary.

(3) The number and value of restricted unit holdings at December 31, 1996 were as follows: 2,000 units valued at $33,750 for Mr. Lee, 1,500 units valued at $25,313 for Mr. Cusumano and 600 units valued at $10,125 for Mr. Dierckman. Restricted units are granted subject to a return right which permits the Company to reacquire all or a portion of the restricted units for no consideration if the grantee terminates employment with the Company. The return rights lapse as to each of the foregoing restricted units on July 19, 1997. In addition, Messrs. Dierckman, Mork and Harter have the right to receive 409, 301 and 200 unit rights, respectively, which entities them to receive one partnership unit for each unit right under certain circumstances.

(4) Totals include the following: (1) Company matching contributions to the Employee Savings Plan and Savings Restoration Plan, (2) excess life insurance premiums, and (3) long-term disability insurance premiums for Mssrs. Lee and Cusumano.

                                               OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                                       Value of
                                                Individual Grants                                                   Options as of
                          ------------------------------------------------------------                              Grant Date as
                                                                                        Potential Realizable Value   Computed by
                             Number of        % of Total                                 at Assumed Annual Rates     the Modified
                            Securities       Options/SARs    Exercise                   of Stock Price Appreciation  Black-Scholes
                            Underlying        Granted To     Or Base                        for Option Term(2)          Options
                            Options/SARs     Employees in     Price         Expiration  ----------------------        Valuation
           Name              Granted(1)       Fiscal Year     ($/Sh)           Date        5%           10%            Model(3)
------------------------   ------------     -------------    --------       ----------  --------      --------         --------
Thomas L. Lee                  25,000              11%         $16.75        07-18-06   $263,350      $667,380        $151,500


Gary M. Cusumano               20,000               9%          16.75        07-18-06    210,680       533,904         121,200


Thomas E. Dierckman            14,000               6%          16.75        07-18-06    147,476       373,733          84,840


Stuart R. Mork                 14,000               6%          16.75        07-18-06    147,476       373,733          84,840


James M. Harter                12,000               5%          16.75        07-18-06    126,408       320,342          72,720
                               ------         -------                                   --------    ----------        --------


          Total                85,000              37%                                  $895,390    $2,269,092        $515,100
                               ======         =======                                   ========    ==========        ========
-------------------------------------------------------------------------------------------------------------------------------

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

(2) 5% compound growth results in final unit price of $27.28 and 10% compound growth results in final unit price of $43.45

(3) The modified Black-Scholes Options Valuation Model modifies the Black-Scholes formula to include the impact of distributions and to allow option exercise prior to maturity. The 10-year distribution yield of 3.10% was used in the modified model.

             AGGREGATED OPTIONS / SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION / SAR VALUES



                                                             Number of
                                                        Securities Underlying            Value of Unexercised
                                                      Unexercised Options/SARs         In-the-Money Options/SARs
                            Shares                       at Fiscal Year-End              at Fiscal Year-End (1)
                           Acquired                 -----------------------------    ------------------------------
                              On        Value
                           Exercise    Realized                           Un-                               Un-
     Name                    (#)        ($000)      Exercisable      Exercisable     Exercisable       Exercisable
---------------            --------    ---------    -----------      ------------    -----------       -----------
Thomas L. Lee                ---         ---          134,163           76,788         $150,638         $105,025


Gary M. Cusumano             ---         ---          102,688           61,063          118,459           83,969


Thomas E. Dierckman          ---         ---           69,375           42,125           72,934           54,500


Stuart R. Mork               ---         ---           37,125           39,375           60,500           72,750


James M. Harter              ---         ---           14,500           26,500           35,250           44,250
                             ---         ---         --------         --------         --------         --------

         Total               ---         ---          357,851          245,851         $437,781         $360,494
                             ===         ===         ========         ========         ========         ========

------------------------------------------------------------------------------------------------------------------

(1) Based on the difference in the unit price of $16.875 at December 31, 1996, and the exercise price of the underlying options.

EMPLOYEE BENEFIT PLANS

         The following are descriptions of the principal employee benefit plans of the Company.

RETIREMENT PLANS

Under the Retirement Plan, participants' benefits are calculated as 40.5% of the average annual compensation, including salary and bonus, of the highest five calendar years of the preceding ten years up to Social Security covered compensation, plus 60% of the average annual compensation in excess of covered compensation, reduced pro rata for years of service less than 30. Benefits which accumulate after January 1, 1997 are calculated as 32.4% of the social security wage base and 48% of the excess over covered compensation. Under the Pension Restoration Plan, the Company will pay any difference between the ERISA and Internal Revenue Code maximum amount payable under the Retirement Plan and the amount otherwise payable, including amounts restricted by the compensation limit.

The following table reflects the estimated annual benefits paid as a single life annuity upon retirement at age 65 under the Retirement Plan and Pension Restoration Plan at various assumed compensation ranges and credited years of service:

                                                                  Years of Service
                               --------------------------------------------------------------------------------------
   Compensation                   10                        20                         30                       40
   ------------                   --                        --                         --                       --
      $125,000                 $ 24,000                  $ 48,000                   $ 72,000                 $ 72,000
       200,000                   39,000                    78,000                    117,000                  117,000
       275,000                   54,000                   108,000                    162,000                  162,000
       350,000                   69,000                   138,000                    207,000                  207,000
       425,000                   84,000                   168,000                    252,000                  252,000
       450,000                   89,000                   178,000                    267,000                  267,000
       500,000                   99,000                   198,000                    297,000                  297,000
       550,000                  109,000                   218,000                    327,000                  327,000

Credited years of service as of December 31, 1996 (to the nearest whole year) and average annual compensation for the highest five years of the last ten years are as follows: 26 years and $470,000 for Mr. Lee; 27 years and $380,000 for Mr. Cusumano; 9 years and $175,000 for Mr. Mork; 14 years and $255,000 for Mr. Dierckman; and 4 years and $165,000 for Mr. Harter. An amendment to the Retirement Plan effective January 1, 1997 will reduce the amounts that each executive will receive at retirement from the full amounts shown in the above table. Based on years of service upon retirement at age 65 and the proportion of service rendered before January 1, 1997, the percentage of benefit from the above table for each executive will be as follows: Mr. Lee - 98.0%; Mr. Cusumano
- 98.7%; Mr Mork - 85.2%; Mr. Dierckman - 90.0%; and Mr. Harter - 84.4%.

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

Retirement Plan for Directors - Terminated

Prior to November 1, 1996, outside directors who ceased to be directors after at least five years of service on the Board of Directors and who had reached age 65 became eligible for cash retirement benefits under a Retirement Plan for Directors. Effective November 1,1996 directors serving on the Board were given partnership units in the Partnership having a market value equal to the discounted present value of their future cash benefits under the Retirement Plan for Directors and the Retirement Plan was terminated with respect to current and future directors. There are five retired directors who will continue to receive their cash retirement benefits of $28,000 for a period equal to the length of the director's service as an outside director or until death, whichever occurs first. Retired directors are entitled to continue to participate in the Partnership matching gift program for amounts up to five thousand dollars per annum during the period they serve as directors emeriti, presently two years.

Compensation of the Directors

The Partnership Agreement provides that the compensation of the general partners and their partners, directors, officers and employees shall be determined by the Managing General Partner. Both the compensation committee and the nominating committee of the Board of Directors of Newhall Management Corporation, the Managing General Partner of Newhall Management Limited Partnership, have been granted authority by the Board of Directors to determine certain compensation issues. Non-employee members of the Board receive an annual retainer fee of $24,000 for serving on the Board and a fee of $1,000 for attending each meeting of the Board or committee of which they are a member. Committee chairpersons receive a fee of $500 in addition to the regular meeting fee for each committee meeting they conduct. Employees serving on the Board of Directors do not receive directors' fees. Directors' compensation may be deferred until separation from the Board. Deferred amounts earn interest at the Wells Fargo Bank prime rate. Members of the Board of Directors will also receive reimbursement for travel and other expenses related to attendance at meetings of the Board of Directors and of the committees. In addition, the Partnership Agreement requires the Partnership to reimburse the Managing General Partner for any federal or California income taxes imposed upon the Managing General Partner or its Managing General Partner as a result of its activities as Managing General Partner. Under the terms of the 1995 Option/Award plan adopted by the Board of Directors on January 18, 1995, each non-employee Board member ("Independent Director") may elect to have all or any portion of the annual retainer fee paid in depositary units instead of cash.

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

In addition, outside directors automatically receive 500 unit rights on the third Wednesday of July of each year pursuant to the terms of the Deferred Equity Compensation Plan for Outside Directors which was adopted effective November 1, 1996. Unit rights entitle a director to receive an equal number of partnership units upon separation from the Board of Directors for any reason.

Compensation Committee Interlocks and Insider Participation

The Company has a $30 million unsecured line of credit for general corporate purposes and a $40 million line of credit for Valencia Marketplace with Wells Fargo Bank, N.A. (the "Bank"). Valencia Water Company, a subsidiary of the Company, maintains a $2 million credit line with the Bank. There were no borrowings outstanding against these lines of credit at December 31, 1995. Additionally, the Company has a $40 million revolving mortgage facility obtained jointly with the Bank and Morgan Guaranty Trust of New York, all of which was borrowed at December 31, 1996. Certain of the Company's employee benefit plans have invested approximately $19 million in funds managed by the Bank and the Bank has issued approximately $9 million in letters of credit on behalf of the Company.

Thomas L. Lee, Chairman and Chief Executive Officer of the Company, is a director of Wells Fargo & Company and the Bank. Carl E. Reichardt, former Chairman of the Board of the Bank and Wells Fargo & Company, is a director of the Managing General Partner of the Managing General Partner.

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

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
OF NEWHALL MANAGEMENT CORPORATION

Compensation Committee Charter

The Compensation Committee, which is entirely comprised of independent directors, determines or approves compensation of all executive officers of the Company and reviews management development issues. It has regularly scheduled meetings two times a year, and meets at other times as appropriate. During 1996 the committee met three (3) times.

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

o Annual merit and incentive pay compensation (bonuses) primarily related to the Company's and manager's performance for the previous fiscal year.

o Long-term incentive compensation in the form of unit options, restricted units and unit rights directly tied to increasing unitholder value. This component of compensation can be highly volatile because it is directly related to corporate performance.

The Company's objective is for the base salary, annual incentive compensation and long-term incentive compensation of senior management to approximate the median levels for an industry comparison group consisting primarily of real estate companies with which the Company competes for executive talent. From year-to-year, however, relative compensation levels may vary due largely to variances in individual company performance. It should be pointed out that the companies with which the Company competes for executive talent are not the same as those in the Welsher Real Estate Securities Index shown in the performance graph. In addition, for managers other than the Chief Executive Officer and the Chief Operating Officer, there is a subjective element to incentive compensation which relates to his or her success in meeting individual business and personal goals determined at the beginning of each year. The goals for the business segment he or she manages are based primarily on increasing unitholder values through profitability and, most importantly, the value of the Company's landholdings.

Base Salary Compensation

The base salary for each executive officer is determined on the basis of an evaluation of the responsibilities of each position compared to other positions in the Company and to base salary levels in effect for comparable positions at the Company's principal competitors for executive talent. In addition, the qualifications of the executive officer including training and experience is considered in determining base salary. Salaries are reviewed and adjustments to each executive officer's base salary, if any, are made on an annual basis. External salary data provided to the Committee by an independent compensation consulting firm indicate that salaries for 1996 were generally at or below the median level.

Annual Merit and Incentive Compensation (Bonuses)

Annual bonuses under the Company's Executive Incentive Plan adopted by the Board of Directors are earned by each executive officer on the basis of the Company's earnings, division performance and/or the attainment of individual goals in the previous fiscal year. Target earnings projections for the Company and each division and individual goals are developed at the beginning of the year. Target bonuses are determined as percentages of base salaries for each management group based upon ability to influence the success of the Company and are generally set to produce bonuses comparable to other real estate companies over a period of time. The bonuses earned are then calculated at the end of the year using the target percentages, increased or decreased by multiples which give effect to the earnings achieved and individual goals accomplished. The multiple results in the bonus percentage attributable to Company earnings being increased at twice the percentage by which actual earnings exceed targeted earnings and reduced at three times the percentage by which actual earnings are less than targeted earnings. There are no bonuses for this component of the formula if earnings are less than 75% of target. The aggregate amount of such incentive bonuses may not exceed 5% of the Company's net income after deducting the incentive awards. The 1996 bonuses continue to be at or below industry levels. The target bonuses (except for Mr. Lee's bonus) are recommended by the Company's Chief Executive Officer, Mr. Lee, and approved by the Compensation Committee and the Board of Directors.

Beginning in 1996 senior executives are paid 50% of the excess of their 1996 bonus over 1995 in partnership units until they reach their unit ownership guidelines described below. Additionally, any manager may elect to receive all or any part of his or her annual bonus in partnership units and to defer receipt of such partnership units for up to five (5) years.

The total of the bonuses paid for 1996 was $1,481,000 (or 3.5% of 1996 income after deducting bonuses), versus $1,101,000 in 1995 (4.1% of income after deducting bonuses), a 35% increase from 1995 to 1996. The increase in bonuses for 1996 recognizes the improved earnings per unit in 1996 over 1995 of 57%, the success of the joint venture homebuilding program, the capturing of a record percentage of the new home market in Valencia, the continuing expansion of the portfolio of income producing properties, the completion of the environmental impact report for the Newhall Ranch community and the timely sale and resulting acceleration of profit and cash flow from the Arizona project.

Long-Term Incentive Compensation

The committee endorses the view that equity ownership of the Company aligns management's and unitholders' interests and thereby enhances unitholders' value. The equity component of compensation includes unit options, appreciation rights, restricted units, unit rights and bonuses paid in partnership units (described above) under the Company's 1995 Option/Award Plan. Option awards are generally made at mid-year to key management personnel who are in positions to make substantial contributions to the long-term success of the Company. These awards mature and are expected to grow in value over time and for that reason represent compensation which is attributable to service over a period of up to ten years. This focuses attention on managing the Company from the perspective of an owner with an equity stake in the business.

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

There were no appreciation rights or restricted units granted during the year. In 1994 the Company adopted unit ownership guidelines for management. Managers are encouraged to own units having a market value ranging from 50% to 600% of base salary. As an inducement to purchase partnership units the Company offers one unit right for every five units purchased. A unit right entitles the recipient to receive one partnership unit for each unit right. Unit rights vest at the rate of twenty percent a year over a five year period.

Chief Executive Officer Compensation

Mr. Lee's salary was increased in January 1996 by $40,000 to $362,000 per annum, only the second increase since February 1990, and he was paid a bonus for 1996 of $181,000, including $31,735 in partnership units. His annual salary and bonus for 1996 of $543,000 is only slightly more than his previous compensation high of $540,000 paid in 1990, six years ago. The increase in Mr. Lee's base salary in 1996 was in recognition of his performance and to maintain appropriate relationships with other salaries and compensation packages both within the Company and the industry.

During 1996 Mr. Lee's efforts resulted in increased earnings per unit of 57.3% from $0.75 to $1.18, the bringing of a significant number of new jobs to Valencia, a joint effort with a municipality to develop a hotel and conference center in Valencia and a strategic plan to grow the Company's earnings per unit by an average of more than 30% a year over the five-year period 1995-1999.

Mr. Lee's bonus for 1996 of $181,000 equals his target bonus of 50% of his salary pursuant to the Company's Executive Incentive Plan. The target bonus as a percentage of Mr. Lee's salary was increased by the Board of Directors from 25% for 1995 to 50% of salary at the beginning of 1996 in recognition of an increase in targeted earnings for 1996. The amount of the bonus earned was based entirely upon Company earnings. Mr. Lee was paid $31,735 of his bonus in partnership units under the Company's unit ownership program.

Long-term incentive compensation of 25,000 unit options was granted to Mr. Lee in July, 1996, an increase of 5,000 or 25% from the 1995 grant of 20,000 options. The long-term benefits of the unit options are expected to be realized over the next ten years during which Mr. Lee's emphasis on land entitlements, increasing employment in Valencia, investments in income producing properties, residential village concepts and strategic planning are expected to yield benefits for the Company's investors.

Section 162 Limit

Section 162(m) of the Internal Revenue Code limits federal income tax deductions for compensation paid to the Chief Executive Officer and the four other most highly compensated officers of a public company to $1 million per year, but contains an exception for performance-based compensation that satisfies certain conditions. The Company believes that Section 162(m) does not apply to publicly traded limited partnerships such as the Company. Even if Section 162(m) were applicable to the Company the compensation paid the Chief Executive Officer and each of the four other most highly compensated officers including performance based compensation are well below $1 million per year.

Compensation Committee Members

The Compensation Committee of the Board of Directors of Newhall Management Corporation is comprised of the following five independent directors:

         Peter T. Pope (Chairman)
         George L. Argyros
         Thomas V. McKernan, Jr.
         Carl E. Reichardt
         Thomas C. Sutton

                      THE NEWHALL LAND AND FARMING COMPANY
                           STOCK PERFORMANCE ANALYSIS


                                                                                                                          5 Year
                                              1991         1992        1993        1994         1995        1996       Total Return*
                                              ----         ----        ----        ----         ----        ----       ------------
                          NHL                 100.00        76.84       88.61       69.07        99.60      101.29         1.29 %
                          S&P 500             100.00       107.65      118.48      120.03       165.04      203.12       103.12 %
                          WRESI**             100.00        90.20      107.75      101.72       124.81      170.70        70.70 %

                                                                                                                          10 Year
             1986      1987      1988      1989     1990      1991      1992     1993     1994     1995      1996      Total Return*
             ----      ----      ----      ----     ----      ----      ----     ----     ----     ----      ----      ------------
NHL         100.00     96.90    187.38    205.18   112.89    141.68    108.87   125.54    97.86   141.11    143.50        43.50 %
S&P 500     100.00    105.25    122.67    161.51   156.35    204.09    219.70   241.80   244.97   336.84    414.54       314.54 %
WRESI**     100.00     90.35    121.72    123.87    63.76     72.21     65.13    77.80    73.45    90.12    123.36        23.26 %

Assumes $100 invested on December 31, 1991 for the 5-year graph and December 31, 1986 for the 10-year graph.

*      Total Return includes reinvestment of dividends.

** As of December, 1996 the Wilshire Real Estate Securities Index consists of the following real estate operating companies: American Real Estate Partnership, Bristol Hotel Co., Catellus Development Corporation, Forest City Enterprises Inc., Host Marriott Corporation, LaQuinta Motor Inns, The Newhall Land and Farming Company, Promus Hotel Corp., Red Lion Hotels Inc., Rouse Co., Studio Plus Hotels.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

DIRECTORS AND OFFICERS

The following table sets forth the number of units beneficially owned by each director of Newhall Management Corporation, each of the Company's five highest paid executives and all directors and officers as a group as of December 31, 1996.

                                                             Amount and Nature                 Percent
    Name                                                 of Beneficial Ownership              of Class
    ----                                                 -----------------------              --------
George L. Argyros                                      45,246           (1) (2) (3)                *
Gary M. Cusumano                                      230,036               (1) (4)              0.6%
Thomas E. Dierckman                                    80,299                   (5)              0.2
James M. Harter                                        16,989                   (6)                *
Thomas L. Lee                                         228,607               (1) (7)              0.6
Thomas V. McKernan, Jr.                                 7,151           (1) (2) (3)                *
Stuart R. Mork                                         41,054                   (8)                *
Henry K. Newhall                                      756,837       (1) (2) (3) (9)              2.2
Jane Newhall                                        1,083,963           (1) (2) (3)              3.0
Peter T. Pope                                           8,476               (1) (2)                *
Carl E. Reichardt                                      92,930      (1) (2) (3) (10)              0.2
Thomas C. Sutton                                       15,594      (1) (2) (3) (11)                *
Barry Lawson Williams                                   2,850               (1) (2)                *
Ezra K. Zilkha                                      1,187,849      (1) (2) (3) (12)              3.3
All directors and officers
  as a group                                        3,954,168                                   11.4%

*      Represents less than 0.1% of the securities outstanding.

(1) Includes 72,000 units each for Messrs. Henry K. Newhall and Zilkha, 71,650 units for Ms. Jane Newhall, 2,000 units each for Messrs. Argyros, McKernan, Pope, Reichardt, and Sutton and 1,350 units for Mr. Williams which are held by the Managing General Partner. Includes 36,000 units held by the Managing General Partner and 20 units contributed to Newhall General Partnership by Messrs. Cusumano and Lee. Of the total of 299,000 units held by the Managing General Partner beneficially for the directors, 20 units have been contributed to Newhall General Partnership, and of those 20 units, 10 units have been contributed back to the Managing General Partner by Newhall General Partnership. See Item 10 of this Annual Report on Form 10-K for information on a shareholders' agreement, voting trust agreement and limited partnership agreement relating to these units.

(2) Includes 1,500 units for Mr. Williams, 2,000 units for Mr. Argyros and 2,500 each for Ms. Newhall and Messrs. McKernan, Newhall, Pope, Reichardt, Sutton and Zilkha which they have the right to acquire pursuant to the Company's 1995 Option/Award Plan.

(3) Includes 506 units for Mr. Argyros, 651 for Mr. McKernan, 4,397 for Mr. Newhall, 9,813 for Ms. Newhall, 2,976 for Mr. Pope, 8,130 for Mr. Reichardt, 1,704 for Mr. Sutton and 12,749 for Mr. Zilka which they are entitled to receive upon separation from the Board of Directors of Newhall Management Corporation pursuant to the Company's Deferred Equity Compensation Plan for Outside Directors which became effective on November 1, 1996.

(4) Includes 104,563 units which Mr. Cusumano has the right to acquire and 1,500 restricted units which may be returned to the Partnership under certain circumstances pursuant to the Company's 1995 Option/Award Plan.

(5) Includes 69,375 units which Mr. Dierckman has the right to acquire, 600 restricted units which may be returned to the Partnership under certain circumstances and 409 unit rights which entitle Mr. Dierckman to

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)


       receive an equal number of partnership units under certain circumstances pursuant to the Company's 1995 Option/Award Plan and 2,089 units held by the Company's Employee Savings Plan.

(6) Includes 14,500 units which Mr. Harter has the right to acquire and 279 unit rights which entitle Mr. Harter to receive an equal number of partnership units under certain circumstances pursuant to the Company's 1995 Option/Award Plan and 848 units held by the Company's Employee Savings Plan.

(7) Includes 136,463 units which Mr. Lee has the right to acquire and 2,000 restricted units which may be returned to the Partnership under certain circumstances pursuant to the Company's 1995 Option/Award Plan.

(8) Includes 37,125 units which Mr. Mork has the right to acquire and 301 unit rights which entitle Mr. Mork to receive an equal number of partnership units under certain circumstances pursuant to the Company's 1995 Option/Award Plan and 1,778 units held by the Company's Employee Savings Plan.

(9) The Partnership is advised that Henry K. Newhall has sole voting and investment power as to 80,928 units held by trusts for which he is the trustee and beneficiary. Voting and investment power is shared with others as to 597,012 units held by certain trusts.

(10) Includes 3,000 units held by trusts for which Mr. Reichardt has sole voting and investment power as the trustee.

(11) The Partnership is advised that Mr. Sutton has sole voting and investment power as to 9,390 units held by a trust for which he is a trustee.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)


CERTAIN UNITHOLDERS

The following table sets forth the name, address and unitholdings of the only person known to the Partnership to be a beneficial owner of more than five percent of the outstanding units of the Partnership as of December 31, 1996. Such unitholder has sole voting and investment power to the best knowledge of the Partnership.

                                                       Amount                Percent
 Name and Address                               Beneficially Owned          Of Class
 ----------------                               ------------------          --------
State Farm Mutual Automobile                        3,450,758                  9.9%
 Insurance Company
One State Farm Plaza
Bloomington, Illinois 61710

To the best knowledge of the management of the Company, no other person owned beneficially more than five percent of the outstanding units of the Company on that date. With respect to the above information, the Company has relied upon the Schedule 13G filing.

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

        *10(a) The Newhall Land and Farming Company 1995 Option/Award Plan incorporated by reference to the Company's Registration Statement on Form S-8 dated March 22, 1995.

          *(b) Newhall Executive Incentive Plan incorporated by reference to
               Exhibit 10(f) to Registrant's Registration Statement on Form S-14 filed August 24, 1984.

          *(c) The Newhall Land and Farming Company Employee Savings Plan incorporated by reference to the Company's Registration Statement on Form S-8 dated May 24, 1994.

          *(d) The Newhall Land and Farming Company Retirement Plan
               Restatement, Amendments No. 1 through 5, incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, (Commission File Number 1-7585).

          *(e) Form of Severance Agreements incorporated by reference to Exhibit
               10(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, (Commission File Number 1-7585).

          *(f) The Newhall Land and Farming Company Supplemental Executive
               Retirement Plan (Restated effective January 15, 1992) incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, (Commission File Number 1-7585).

          *(g) The Newhall Land and Farming Company Senior Management Survivor
               Income Plan incorporated by reference the Company's Annual Report on Form 10-K for the year ended December 31, 1993, (Commission File Number 1-7585).

           (h) Form of Indemnification Agreement between the Partnership and its General Partners and the general partners, partners, shareholders, officers and directors of its General Partners, or of the Managing General Partner of the Managing General Partner, as amended, incorporated by reference to Exhibit 28(g) to the Company's report on Form 8-K filed December 11, 1990, (Commission File Number 1-7585).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

          (i) Tax Payment and Tax Benefit Reimbursement Agreement incorporated by reference to Exhibit 28(f) to the Company's report on Form 8-K filed December 11, 1990, (Commission File Number 1-7585).

          *(j) The Newhall Land and Farming Company Deferred Cash Bonus Plan incorporated by reference to Exhibit 10(l) of the Company's Annual Report on Form 10-K for the year ended December 31, 1990, (Commission File Number 1-7585).

          *(k) Form of award issued under The Newhall Land and Farming Company
               Deferred Cash Bonus Plan incorporated by reference to Exhibit 10(m) of the Company's Annual Report on Form 10-K for the year ended December 31, 1990, (Commission File Number 1-7585).

          *(l) The Newhall Land and Farming Company Employee Savings Restoration
               Plan (As restated effective January 15, 1992) incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, (Commission File Number 1-7585).

          *(m) The Newhall Land and Farming Company Pension Restoration Plan (As restated effective January 15, 1992) incorporated by reference to
               Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, (Commission File Number 1-7585).

           (n) Trust Agreement dated January 15, 1992 between the Partnership and Newhall Management Corporation incorporated by reference to
               Exhibit 10(p)to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, (Commission File Number 1-7585).

           (o) The Newhall Land and Farming Company Employee Unit Purchase Plan incorporated by reference to the Company's Registration Statement on Form S-8 dated May 24, 1994.

          *(p) Amendment No. 1 to The Newhall Land and Farming Company
               Retirement Plan incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, (Commission File Number 1-7585).

           (q) The Newhall Land and Farming Company Deferred Equity and Compensation Plan for Outside Directors incorporated by reference to the Company's report on Form S-8 dated November 1, 1996.

          *(r) Amendment No. 2 to The Newhall Land and Farming Company
               Retirement Plan dated August 1, 1996.

          *(s) Amendment No. 1 to The Newhall Land and Farming Company Pension
               Restoration Plan dated January 15, 1997.

          *(t) Amendment No. 1 to The Newhall Land and Farming Supplemental
               Executive Retirement Plan dated January 15, 1997.

           (u) The Amended and Restated Newhall Management Corporation Retirement Plan for Directors dated September 18, 1996

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


(b) No report on Form 8-K was filed in the fourth quarter ended December 31, 1996.

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

                                 THE NEWHALL LAND AND FARMING COMPANY
                                  (a California Limited Partnership)
                                              Registrant

                                 By Newhall Management Limited Partnership,
                                              Managing General Partner

                                 By Newhall Management Corporation,
                                              Managing General Partner


Date:  March 19, 1997            By   /S/   THOMAS L. LEE
                                   ---------------------------------------------
                                            Thomas L. Lee
                                            Chairman and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 19, 1997            By   /S/   THOMAS L. LEE
                                   ---------------------------------------------
                                            Thomas L. Lee, Chairman
                                            and Chief Executive Officer
                                            Newhall Management Corporation
                                            (Principal Executive Officer)


Date:  March 19, 1997            By   /S/   STUART R. MORK
                                   ---------------------------------------------
                                            Stuart R. Mork
                                            Senior Vice President and Chief
                                            Financial Officer
                                            Newhall Management Corporation
                                            (Principal Financial Officer)


Date:  March 19, 1997            By   /S/   DONALD L. KIMBALL
                                   ---------------------------------------------
                                            Donald L. Kimball, Vice President -
                                            Finance and Controller
                                            Newhall Management Corporation
                                            (Principal Accounting Officer)

Directors of Newhall Management Corporation:



Date:  March 19, 1997                       By      /S/  George L. Argyros
                                                --------------------------------
                                                         George L. Argyros


Date:  March 19, 1997                       By      /S/  Gary M. Cusumano
                                                --------------------------------
                                                         Gary M. Cusumano


Date:  March 19, 1997                       By      /S/  Thomas L. Lee
                                                --------------------------------
                                                         Thomas L. Lee


Date:  March 19, 1997                       By      /S/  Thomas V. McKernan, Jr.
                                                --------------------------------
                                                         Thomas V. McKernan, Jr.


Date:  March 19, 1997                       By      /S/  Henry K. Newhall
                                                --------------------------------
                                                         Henry K. Newhall


Date:  March 19, 1997                       By      /S/  Jane Newhall
                                                --------------------------------
                                                         Jane Newhall


Date:  March 19, 1997                       By      /S/  Peter T. Pope
                                                --------------------------------
                                                         Peter T. Pope


Date:  March 19, 1997                       By      /S/  Carl E. Reichardt
                                                --------------------------------
                                                         Carl E. Reichardt


Date:  March 19, 1997                       By      /S/  Thomas C. Sutton
                                                --------------------------------
                                                         Thomas C. Sutton


Date:  March 19, 1997                       By      /S/  Barry Lawson Williams
                                                --------------------------------
                                                         Barry Lawson Williams


Date:  March 19, 1997                       By
                                                --------------------------------
                                                         Ezra K. Zilkha

                                INDEX TO EXHIBITS


        Item 14 (a)3

         Exhibit
         Number                Description
         ------                -----------
          10(r)     Amendment No. 2 to The Newhall Land and Farming Company
                    Retirement Plan dated August 1, 1996.

          10(s)     Amendment No. 1 to The Newhall Land and Farming Company
                    Pension Restoration Plan dated January 15, 1997.

          10(t)     Amendment No. 1 to The Newhall Land and Farming Supplemental
                    Executive Retirement Plan dated January 15, 1997.

          10(u)     The Amended and Restated Newhall Management Corporation
                    Retirement Plan for Directors dated September 18, 1996

          11        Computation of earnings per unit

          21        Subsidiaries of the Registrant

          23        Independent Auditors' Consent

          27        Financial Data Schedule