Form 10-Q
period 1997-03-31
NEWHALL LAND & FARMING CO /CA/
filed 1997-05-09
CIK 751976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

         For Quarter Ended March 31, 1997 Commission file number 1-7585


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

Item 1 - Financial Statements


CONSOLIDATED STATEMENTS OF INCOME
Unaudited

                                                        Three Months Ended
In thousands, except per unit                                March 31
------------------------------------               -----------------------------
                                                      1997              1996
                                                   -----------       -----------
REVENUES

 Real estate
    Residential home and land sales
      Valencia                                        $  5,410         $  9,898
      McDowell Mountain Ranch                             --              5,531
    Industrial and other sales                          19,765            2,136
    Commercial operations                                9,854            8,309
                                                      --------         --------
                                                        35,029           25,874
                                                      --------         --------
 Agriculture
    Operations                                             972              707
    Ranch sales                                           --              6,145
                                                      --------         --------
                                                           972            6,852
                                                      --------         --------
   Total revenues                                     $ 36,001         $ 32,726
                                                      ========         ========

CONTRIBUTION TO INCOME

 Real estate
    Residential home and land sales
      Valencia                                        ($   659)        $    520
      McDowell Mountain Ranch                             --              1,602
    Industrial and other sales                          12,955              399
    Community development                               (2,343)          (2,427)
    Commercial operations                                4,510            4,083
                                                      --------         --------
                                                        14,463            4,177
                                                      --------         --------
 Agriculture
    Operations                                             541              762
    Ranch sales                                           --              5,872
                                                      --------         --------
                                                           541            6,634
                                                      --------         --------
Operating income                                        15,004           10,811

General and administrative expense                      (2,000)          (2,200)
Interest and other, net                                 (2,451)          (2,380)
                                                      --------         --------
Net income                                            $ 10,553         $  6,231
                                                      ========         ========
Net income per unit                                   $   0.30         $   0.17
                                                      ========         ========
Number of units used in computing per
 unit amounts                                           34,822           35,908

Cash distributions per unit
   Regular                                            $   0.10         $   0.10
   Special                                                0.08

Part I. Financial Information                                                 3.

Item 1 - Financial Statements


CONSOLIDATED  BALANCE  SHEETS

                                                         March 31,  December 31,
In thousands                                               1997          1996
-------------------------------------                    ---------  ------------
                                                         Unaudited
ASSETS
 Cash and cash equivalents                                $  2,107    $  2,412
 Accounts and notes receivable                              21,238      25,557
 Land under development                                     69,599      63,266
 Land held for future development                           32,314      32,357
 Income producing properties, net                          190,215     182,641
 Property and equipment, net                                57,614      57,064
 Other assets and deferred charges                          13,725      13,147
                                                          --------    --------
                                                          $386,812    $376,444
                                                          ========    ========

LIABILITIES AND PARTNERS' CAPITAL

 Accounts payable                                         $ 14,324    $ 11,451
 Accrued expenses                                           38,263      38,101
 Deferred revenues                                           3,195       2,483
 Mortgage and other debt                                   167,251     163,256
 Advances and contributions from developers for
   utility construction                                     19,845      19,075
 Other liabilities                                          21,289      21,425
                                                          --------    --------
        Total liabilities                                  264,167     255,791

 Partners' capital

  34,567 units outstanding, excluding 2,205
     units in treasury, at March 31, 1997 and
  34,701 units outstanding, excluding 2,071
     units in treasury, at December 31, 1996               122,645     120,653
                                                          --------    --------
                                                          $386,812    $376,444
                                                          ========    ========

Part I. Financial Information                                                 4.

Item 1 - Financial Statements


CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

                                                                              Three Months Ended
                                                                                  March 31,
                                                                            -----------------------
In thousands                                                                  1997          1996
-------------------------------------                                       ---------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                                $ 10,553      $  6,231

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                              2,299         1,891
    Increase in land under development                                        (6,333)       (5,180)
    Decrease in accounts and notes receivable                                  4,319         2,545
    Increase in accounts payable, accrued
       expenses and deferred revenues                                          3,747         2,663
    Cost of property sold                                                      5,078           264
    Other adjustments, net                                                      (501)         (425)
                                                                            --------      --------
  Net cash provided by operating activities                                   19,162         7,989
                                                                            --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES

  Development of income-producing properties                                 (14,260)      (10,518)
  Purchase of property and equipment                                          (1,198)       (2,611)
                                                                            --------      --------

  Net cash used in investing activities                                      (15,458)      (13,129)
                                                                            --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES

  Distributions paid                                                          (6,247)       (3,589)
  Increase in mortgage and other debt                                          3,995        11,316
  Increase (decrease) in advances and contributions from
     developers for utility construction                                         770           (40)
  Purchase of partnership units                                               (2,527)       (2,468)
                                                                            --------      --------
  Net cash (used in) provided by financing activities                         (4,009)        5,219
                                                                            --------      --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (305)           79
                                                                            --------      --------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 2,412         4,285
                                                                            --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  2,107      $  4,364
                                                                            ========      ========

Part I. Financial Information                                                 5.

Item 1 - Financial Statements


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Note 1. Accounting Policies

The consolidated financial statements include the accounts of The Newhall Land and Farming Company and its subsidiaries, all of which are wholly-owned, (collectively, "the Company"). All significant intercompany balances and transactions are eliminated.


The Company's unaudited interim financial statements have been prepared substantially in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments necessary for a fair statement of the results of operations for the three months ended March 31, 1997 and 1996 have been made. Certain reclassifications have been made to prior periods' amounts to conform to the current period presentation.


The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found on pages 25 through 32 of the December 31, 1996 Annual Report to Partners and particularly to Note 2 which includes a summary of significant accounting policies.


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

--------------------------------------------------------------------------------

Note 2. Details of Land Under Development
(In $000)                                               March 31,   December 31,
                                                          1997         1996
                                                        --------    -----------
                                                      (Unaudited)
Valencia
   Residential land development                         $ 4,094       $ 1,093
   Industrial and commercial land development            51,845        49,580
   Homes completed or under construction
        with venture partners                            11,810        12,371
Agriculture                                               1,850           222
                                                        -------       -------
        Total land under development                    $69,599       $63,266
                                                        =======       =======



-------------------------------------------------
Note 3. Details for Earnings per Unit Calculation
-------------------------------------------------

                                                          Three months ended March 31,
 (Unaudited)                                                  1997            1996
                                                          ---------------------------
Average number of units outstanding during the period      34,694,506     35,752,138
Net units issuable in connection with dilutive options
  based upon use of the treasury stock method                 127,570        156,233
                                                           ----------     ----------

Average number of primary units                            34,822,076     35,908,371
                                                           ==========     ==========

Part I. Financial Information                                                 6.
-----------------------------
Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

                                    RESULTS OF OPERATIONS

Comparison of First Quarter 1997 to First Quarter 1996
Unaudited

The amounts of increase or decrease in revenues and income from the prior year first quarter are as follows (in 000s, except per unit):

                                                      Increase (Decrease)
                                                    -----------------------
                                                      Amount          %
                                                    -----------    --------
REVENUES
  Real Estate
    Residential home and land sales
        Valencia                                    $ (4,488)          -45%
        McDowell Mountain Ranch                       (5,531)         -100%
    Industrial and other sales                        17,629           825%
    Commercial operations                              1,545            19%
                                                    --------      --------
                                                       9,155            35%
  Agriculture
     Operations                                          265            37%
     Ranch sales                                      (6,145)         -100%
                                                    --------      --------

Total revenues                                      $  3,275            10%
                                                    ========      ========

CONTRIBUTION TO INCOME
  Real Estate
    Residential home and land sales
        Valencia                                    $ (1,179)         -227%
        McDowell Mountain Ranch                       (1,602)         -100%
    Industrial and other sales                        12,556          3147%
    Community development                                 84             3%
    Commercial operations                                427            10%
                                                    --------      --------
                                                      10,286           246%
  Agriculture
    Operations                                          (221)          -29%
    Ranch sales                                       (5,872)         -100%
                                                    --------      --------

 Operating income                                      4,193            39%

    General and administrative expense                   200             9%
    Interest and other, net                              (71)           -3%
                                                    --------      --------

 Net income                                         $  4,322            69%
                                                    ========      ========

Net income per unit                                 $   0.13            76%
                                                    ========      ========

Number of units used in computing
  per unit amounts                                    (1,086)           -3%
                                                    ========      ========

Part I. Financial Information                                                 7.
-----------------------------
Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------


The increases and decreases in revenues and income for the three months are attributable to the following:

For the quarter ended March 31, 1997, revenues totaled $36.0 million and income totaled $10.6 million compared to revenues for the 1996 first quarter of $32.7 million and income of $6.2 million. The primary contributor to 1997 first quarter results was the sale of a 208-unit apartment complex for $18.3 million adding $12.9 million to income. In the 1996 first quarter, the Company completed the sale of 539 acres of crop land at the Suey Ranch for $6.5 million which added nearly $5.9 million to income.

RESIDENTIAL HOME AND LAND SALES

VALENCIA

The Company generates revenues and income from Valencia residential projects by selling residential lots to merchant builders and home sales through joint ventures. Revenues and income are recorded by the Company on residential lot sales when title is transferred to the merchant builder who, in turn, builds homes for sale. The Company also participates in home construction on lots it owns by establishing joint ventures with builders who have created innovative new home designs, targeting niche markets unmet by merchant builders. Under the joint venture program, the Company recognizes its portion of revenues and income upon close of escrow to the homebuyer. By participating in joint ventures, the Company generates increased income as it receives a portion of homebuilding profits in return for sharing in the risk of homebuilding and financing construction costs.

Merchant builders and the Company's homebuilding joint venture partners sold 150 homes in Valencia during the first quarter of 1997, an increase of 9.5% over home sales in the 1996 first quarter. This represents the highest first quarter of new home sales in Valencia since 1988. At March 31, 1997, 135 homes were in escrow by all builders compared to 54 at the end of the 1996 fourth quarter. The increase in home sales is a result of a strengthening market for homes in Los Angeles County and the wide variety of product choices and prices available to homebuyers in Valencia. With the close-out of three product lines in the 1997 first quarter, Valencia's market share of all new home sales in the Santa Clarita Valley dropped to 38%, compared with 45% for the same period last year, according to an independent research group. In the 1996 fourth quarter, the latest reporting period, Valencia accounted for 11% of new home sales in Los Angeles County compared with 7% for the previous year.

Merchant Builder Program

There were no residential lot sales completed by the Company in Valencia in the 1997 or 1996 first quarters. In the 1996 first quarter, deferred revenues totaling $1.0 million and income of $207,000 were recognized from prior residential lot sales under percentage of completion accounting. No deferred revenues or income were recognized in the 1997 first quarter. Currently, 388 lots are in escrow for approximately $23 million with closings scheduled through the remainder of the year subject to market and other conditions. At March 31, 1996, two residential parcels totaling 143 lots for approximately $10 million and 491 unimproved lots in Castaic, a community north of Valencia, for $4.5 million were in escrow.

Merchant builders new to Valencia with initial projects in escrow with the Company include Richmond American with 90 lots for single-family homes, Laing Homes for 132 detached, cluster homes, and Brookfield Homes for 81 high-density, detached homes. In addition, Centex, which is opening models this month for its Willows single-family homes on lots purchased from the Company in 1996, is in escrow for an additional 33 lots for that project and 52 lots for a new project to be called Wildrose. Due to improving market conditions, the Company expects a higher proportion of total home and lot sales in 1997 to be from sales of lots to merchant builders compared to the prior year.

During the 1997 first quarter, approval was received from the City of Santa Clarita for North Hills, an upscale 400-home community overlooking Valencia Country Club, site of the 1998 L.A. Nissan Open. The project will consist of higher-priced homes geared toward the growing number of executives desiring to live in Valencia. There is strong interest in this project and the Company anticipates selling most, if not all, of these high value lots in 1997.

Part I. Financial Information                                                 8.
-----------------------------
Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------


Joint Venture Program
In the 1997 first quarter, the Company's five active joint-venture homebuilding projects closed escrow on 26 homes, contributing $5.4 million to revenues and $570,000 to income. This compares with 49 joint venture closings during the first three months of 1996, contributing $8.9 million to revenues and $983,000 to income. With the close-out of the CourtHomes and Avalon joint-venture projects during the 1997 first quarter and the Montana townhome project in the fourth quarter of last year, the Company does not expect to match the number of joint venture home sales achieved last year.

New joint venture projects that are expected to open this summer include two projects with EPAC: Cheyenne, a 166 townhome neighborhood similar to and located near the successful Montana Townhomes which sold out last year, and 76 upscale townhomes adjacent to Valencia Country Club in the Valencia Town Center area, called Avignon. In addition, a new joint venture project in Valencia NorthPark with Warmington Homes, named Nouvelle, is starting with models scheduled to open in May. At March 31, 1997, 24 homes were in escrow by homebuilding joint ventures compared with 47 homes at the end of the 1996 first quarter.

McDOWELL MOUNTAIN RANCH

On April 17, 1996, the Company completed the sale of the entire remaining McDowell Mountain Ranch project in Scottsdale, Arizona. In the first quarter of 1996, prior to the sale of the entire project, escrow closed on 219 residential lots which contributed $5.5 million to revenues and $2.1 million to income.

INDUSTRIAL AND OTHER SALES

Sale of the 208-unit Stonecreek apartment complex contributed $18.3 million to revenues and $12.9 million to income in the 1997 first quarter. Also completed during the quarter, was the sale of a 2.1-acre commercial parcel in the expanded portion of Valencia Auto Center for $1.5 million adding $1.0 million to income.

The 1996 first quarter included the sale of a 2.7-acre commercial parcel which contributed $1.7 million to revenues and $861,000 to income. Also included in 1996 first quarter results are deferred revenues of $449,000 and income of $234,000 recognized from prior year sales.

At March 31, 1997, properties in escrow included two parcels totaling 9.8 acres for $2.3 million, a 12.6 acre site for a senior apartment complex for $1.8 million and a 17,400-square-foot, three-story office building for approximately $2.0 million. All escrow closings are subject to market and other conditions.

COMMUNITY DEVELOPMENT

The Company's community development activities are focused on securing the necessary governmental land use approvals as well as an intensified strategic marketing program to complete the build-out of Valencia by 2005 and begin the development of Newhall Ranch, a new community on the Company's 12,000 acres west of Valencia. The governmental approval process continues on this new town planned for 25,000 homes in five lifestyle villages. The Regional Planning Commission (RPC) has closed the public comment period on the Environmental Impact Report and RPC approval is expected this summer. The next step will be hearings at the Los Angeles County Board of Supervisors which should start later this year. Development is planned to begin around the year 2000.

The Company is working with PGA Tour Golf Course Properties to incorporate the design of the Tournament Players Club (TPC) championship golf course into the overall plan of the Westridge project. This 1,700-home project, which is planned for a wide range of housing choices surrounding the 18-hole golf course, is expected to undergo public hearings before the Los Angeles County Planning Commission this year and the Board of Supervisors in early 1998.

The Company is also focusing on obtaining additional residential entitlements in Valencia to support the accelerated pace of development to meet forecasted demand. Several lifestyle villages are planned, offering a wide range of homes based on extensive research studies of homebuyers. During the first quarter of 1997, approval was received from the City of Santa Clarita for North Hills, an upscale 400-home community overlooking Valencia Country Club.

Part I. Financial Information                                                 9.
-----------------------------
Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------


Community development expenses were approximately the same in the first quarter of 1997 as compared to the first quarter of 1996. Expenditures for entitlements are expected to continue at current levels to complete the approval process for the lifestyle villages that will enable the Company to increase residential absorption when those lot sales begin in late 1998 or early 1999.

COMMERCIAL OPERATIONS

Commercial operations include the Company's portfolio of income-producing properties and Valencia Water Company, a wholly-owned public water utility. The commercial portfolio is a relatively stable source of earnings and cash flow, which provides debt capacity to grow the Company and working capital for continuing operations. Revenues from commercial operations for the 1997 first quarter increased 19% while income increased 10% from the year earlier quarter. Income from commercial operations did not increase in line with revenues due to higher depreciation expense associated with new projects.

One of the primary contributors to increases in revenues and income from commercial operations is the 750,000-square-foot Valencia Marketplace, a high-volume retail center along Interstate 5, which opened its fully-leased first phase consisting of 260,000 square feet during the fourth quarter of 1996 with Wal-Mart, Sport Chalet, Toys R Us and Staples. A Circuit City store opened in the 1997 first quarter, and two major restaurants - Chili's and Macaroni Grill, a Payless Shoe Store and Michaels, a national arts and crafts retailer, are scheduled to open by summer. Including space occupied and under development, the center is currently 77% leased.

Also contributing to the increases is the first phase of NorthPark Village Square, the Company's newest neighborhood shopping center, which opened in September, 1996 and is 100% leased. Valencia Town Center shopping mall was 97% leased, including 5% leased to short-term tenants, at the end of the 1997 first quarter. The occupancy rate at both River Oaks and Castaic Village neighborhood shopping centers was 97% at the end of the 1997 first quarter.

In March, 1997, escrow closed on the sale by the Company of Stonecreek, a 208-unit apartment complex. The sale enabled the Company to capitalize on strong demand for institutional quality apartments and invest the proceeds in its aggressive commercial expansion program. The Company's Northglen and Portofino apartment complexes were over 95% leased at March 31, 1997. SkyCrest, the Company's newest apartment complex, will contain 264 units when completed. At the end of the 1997 first quarter, 111 units of the 196 units completed were occupied and an additional 37 units were leased or reserved. SkyCrest is achieving the highest rental rates in the history of the Company.

The focus of commercial development and portfolio expansion is along Town Center Drive, a mixed-use pedestrian-oriented "main street" extending west from the regional shopping mall to the 250-room Hyatt Valencia Hotel and 20,000-square-foot conference center currently under construction. A 55,000-square-foot Spectrum Health Club, across from the hotel, will open this summer. A 100,000-square-foot entertainment complex with an Edwards IMAX 3D theatre, 12 additional movie screens, restaurants and retail shops will begin construction this summer. The Company had a total of nine projects in various stages of development in the Valencia area at the end of the 1997 first quarter.

AGRICULTURAL OPERATIONS

Excluding a prior year reversal of a $400,000 contingency associated with previously sold farm land, revenues and income from agricultural operations increased over the prior year first quarter due to higher than anticipated price and yield on avocados harvested at the Suey Ranch.

RANCH SALES

No sale of farm land was completed during the current year first quarter. In the prior year first quarter, the Company completed the sale of 539 acres of row crop land on the Suey Ranch for $6.5 million contributing $5.9 million to income.

Part I. Financial Information                                                10.
-----------------------------
Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------


On April 4, 1997, the Company announced the sale of 1,673 acres of vineyards and undeveloped land on its 38,000-acre Suey Ranch. This sale enabled the Company to realize historically high vineyard values and is in keeping with the strategy of selling farm properties that have little or no future development potential. The sale will contribute $17.9 million to revenues and about $17.0 million to operating income in the 1997 second quarter. The Company's remaining 3,940 acres at the Merced Ranch are under a purchase option which the Company expects the prospective buyer to exercise and complete the sale in the second half of 1997.

The proceeds from these sales will be used to repurchase additional units as authorized by the Board of Directors, to expand our commercial portfolio and to pursue our aggressive plans to build out Valencia.


GENERAL AND ADMINISTRATIVE EXPENSE

A 9% decrease in general and administrative expenses is primarily due to variances in the timing of expenses. The Company expects general and administrative expenses for the year to be slightly lower than in 1996 due to the prior year charge for curtailment of a retirement plan for outside directors and its replacement with a deferred equity compensation plan.

INTEREST AND OTHER, NET

There were no significant variances from the prior year first quarter.


                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had cash and cash equivalents of $2.1 million and $108.9 million in available lines of credit to fund its development activities. The Company believes it has adequate sources of cash from operations and available debt capacity, including existing lines of credit, to finance future operations plus take advantage of new development opportunities. At March 31, 1997, there was no debt against raw land or land under development inventories.

There are no material commitments for capital expenditures other than the Company's plans in the ordinary course of business to expand its portfolio of income-producing properties. In the first three months of 1997, the Company expended $14.3 million for commercial portfolio development. Up to $70 million in additional capital expenditures for income-producing properties under development is projected to for the remainder of 1997. Construction of new income-producing properties on Company-owned land creates additional debt capacity. It is the Company's policy to limit total Company-wide debt to approximately 60% or less of the value of the portfolio of income-producing properties.

At the January 15, 1997 Board of Directors meeting, the existing unit repurchase program was increased to two million units, bringing total units available for repurchase to 510,022. From December 1, 1995 through April 16, 1997, the Company has repurchased a total of 1,818,615 units, including 328,637 in 1997, at an average purchase price of $16.49. The repurchases equaled 5.0% of the units outstanding at December 1, 1995.

The following discussion relates to principal items in the Consolidated Statement of Cash Flows:

Operating Activities

Net cash provided by operating activities in the first quarter of 1997 totaled $19.2 million and included the sale of a 208-unit apartment complex for $18.3 million in cash. Sales of 26 residential homes and a 2.7-acre commercial parcel provided $5.7 million in cash and $1.2 million in notes. In addition, notes totaling $2.8 million from land sales in prior years were collected during the quarter.

Part I. Financial Information                                                11.
-----------------------------
Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------


Expenditures for land under development inventories totaled $11.8 million in the 1997 first quarter and were primarily for land development and infrastructure to support future and pending land sales and home construction advances for the Company's joint-venture homebuilding program.

Investing Activities

Expenditures for income-producing properties under development in Valencia totaled $14.3 million during the 1997 first quarter. Properties under construction include Valencia Marketplace, a 750,000-square-foot value-oriented retail center; the 250-room Hyatt Valencia Hotel and 20,000-square-foot conference center; SkyCrest, a 264-unit apartment complex; a 55,000-square-foot Spectrum Health Club; four industrial buildings totaling nearly 300,000 square feet under the build-to-suit/lease program; and Plaza del Rancho, a 53,000-square-foot mixed-use project adjacent to Valencia Industrial Center. Construction is scheduled to start this summer on a 100,000-square-foot entertainment complex with an Edwards IMAX 3D theatre, 12 additional movie screens, restaurants and retail shops. Four additional build-to-suit/lease industrial buildings totaling over 300,000 square feet are planned to begin construction later this year. Of the approximately 600,000 square feet of build-to-suit/lease space under construction or planned to start this year, 290,000 square feet are already leased.

Financing Activities

An 18-cent per unit distribution totaling $6.2 million was paid on March 10, 1997. This distribution represented a 10-cents per unit regular quarterly cash distribution and an 8-cents per unit special distribution. The declaration of distributions is reviewed by the Board of Directors on a quarterly basis. The declaration of any distribution, and the amount declared, is determined by the Board of Directors taking into account the Company's earnings, financial condition and prospects. The next quarterly distribution will be considered by the Board of Directors on May 21, 1997.

During the 1997 first quarter, borrowings against unsecured lines of credit totaled $3.6 million. The increase in borrowings was primarily for costs associated with income-producing projects under development.

A total of 146,737 units were purchased for $2.5 million during the 1997 first quarter under the Company's unit repurchase program. For additional information on this repurchase program, refer to the Liquidity and Capital Resources section.

New Accounting Pronouncement

The Company anticipates that the adoption of SFAS No. 128 - Earnings Per Share for the year ending December 31, 1997, will not result in disclosures that are materially different than those presently required by generally accepted accounting principles contained in this quarterly report. This new statement simplifies the standards for computing earnings per share (unit) and makes them comparable to international standards.


Inflation, Risks and Related Factors

This report and other published documents contain forward-looking statements regarding the status of proposed or pending sales and rental activity, future planned development, future results of operations and financial condition, the long-term growth of the Southern California economy and other matters. These forward-looking statements are based on present trends the Company is experiencing in residential, industrial and commercial markets. Also, the Company's success in obtaining entitlements, governmental and environmental regulations, timing of escrow closings, expansion of its income portfolio and marketplace acceptance of its business strategies are factors that could affect results. The following risks and related factors, among others, should be taken into consideration in evaluating the future prospects for the Company. Actual results may materially differ from those projected.

Sales of Real Estate: The majority of the Company's revenues are generated by its real estate operations. The ability of the Company to consummate sales of real estate is dependent upon various factors, including but not

Part I. Financial Information                                                12.
-----------------------------
Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------


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


Part II. Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

         27     Financial Data Schedule

(b)      No report was filed on Form 8-K in the first quarter ended March 31,
         1997

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


                      THE NEWHALL LAND AND FARMING COMPANY
                       (a California Limited Partnership)
                                   Registrant

                   By Newhall Management Limited Partnership,
                            Managing General Partner

                       By Newhall Management Corporation,
                            Managing General Partner


Date: May 5, 1997             By  /s/ THOMAS L. LEE
                                 -----------------------------------------------
                                   Thomas L. Lee, Chairman and Chief Executive
                                   Officer of Newhall Management Corporation
                                   (Principal Executive Officer)



Date: May 5, 1997             By  /s/ STUART R. MORK
                                 -----------------------------------------------
                                   Stuart R. Mork, Senior Vice President and
                                   Chief Financial Officer of Newhall Management
                                   Corporation
                                   (Principal Financial Officer)



Date: May 5, 1997             By  /s/ DONALD L. KIMBALL
                                 -----------------------------------------------
                                   Donald L. Kimball, Vice President - Finance
                                   and Controller of Newhall Management
                                   Corporation
                                   (Principal Accounting Officer)