Form 10-Q
period 1997-06-30
NEWHALL LAND & FARMING CO /CA/
filed 1997-08-13
CIK 751976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       or

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from        to

          For Quarter Ended June 30, 1997         Commission file number 1-7585


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


                                  Yes  X  No
                                     ----   ----

Part I. Financial Information
Item 1 - Financial Statements




CONSOLIDATED STATEMENTS OF INCOME
Unaudited

                                                Three Months Ended          Six Months Ended
                                                  June 30                       June 30
                                          ------------------------      ------------------------
In thousands except per unit                 1997           1996           1997           1996
------------------------------------------------------------------------------------------------
REVENUES

Real estate
    Residential home and land sales
      Valencia                            $  12,979      $  16,732      $  18,389      $  26,630
      McDowell Mountain Ranch                  --           43,570           --           49,101
    Industrial and other sales                5,246            270         25,011          2,406
    Commercial operations                    10,805          9,161         20,659         17,470
                                          ---------      ---------      ---------      ---------
                                             29,030         69,733         64,059         95,607
                                          ---------      ---------      ---------      ---------
Agriculture
    Operations                                1,799          1,738          2,771          2,445
    Ranch sales                              17,900           --           17,900          6,145
                                          ---------      ---------      ---------      ---------
                                             19,699          1,738         20,671          8,590
                                          ---------      ---------      ---------      ---------

   Total revenues                         $  48,729      $  71,471      $  84,730      $ 104,197
                                          =========      =========      =========      =========

CONTRIBUTION TO INCOME

Real estate
    Residential home and land sales
      Valencia                            $   1,602      $   2,070      $     943      $   2,590
      McDowell Mountain Ranch                  --           24,352           --           25,954
    Industrial and other sales                1,142         (1,017)        14,097           (618)
    Community development                    (3,017)        (2,944)        (5,360)        (5,371)
    Commercial operations                     4,671          3,973          9,181          8,056
                                          ---------      ---------      ---------      ---------
                                              4,398         26,434         18,861         30,611
                                          ---------      ---------      ---------      ---------
Agriculture
    Operations                                  588            285          1,129          1,047
    Ranch sales                              16,950           --           16,950          5,872
                                          ---------      ---------      ---------      ---------
                                             17,538            285         18,079          6,919
                                          ---------      ---------      ---------      ---------

Operating income                             21,936         26,719         36,940         37,530

General and administrative expense           (2,361)        (2,228)        (4,361)        (4,428)
Interest and other, net                      (2,424)        (2,019)        (4,875)        (4,399)
                                          ---------      ---------      ---------      ---------

Net income                                $  17,151      $  22,472      $  27,704      $  28,703
                                          =========      =========      =========      =========

Net income per unit                       $    0.49      $    0.64      $    0.80      $    0.81
                                          =========      =========      =========      =========
Number of units used in computing per
 unit amounts                                34,689         35,361         34,751         35,630

Cash distributions per unit:
Regular                                   $    0.10      $    0.10      $    0.20      $    0.20
Special                                                                      0.08

Part I. Financial Information
Item 1 - Financial Statements



CONSOLIDATED  BALANCE  SHEETS

                                                          June 30,    December 31,
In thousands                                               1997          1996
-----------------------------------                      --------      --------
                                                         Unaudited
ASSETS

 Cash and cash equivalents                                $  2,406      $  2,412

 Accounts and notes receivable                              19,620        25,557

 Land under development                                     74,129        63,266

 Land held for future development                           32,004        32,357

 Income producing properties, net                          204,571       182,641

 Property and equipment, net                                57,726        57,064

 Other assets and deferred charges                          14,076        13,147
                                                          --------      --------

                                                          $404,532      $376,444
                                                          ========      ========


LIABILITIES AND PARTNERS' CAPITAL

 Accounts payable                                         $ 17,142      $ 11,451

 Accrued expenses                                           33,291        38,101

 Deferred revenues                                           2,850         2,483

 Mortgage and other debt                                   175,692       163,256

 Advances and contributions from developers for
   utility construction                                     19,632        19,075

 Other liabilities                                          22,297        21,425
                                                          --------      --------

        Total liabilities                                  270,904       255,791

 Partners' capital

  34,417 units outstanding, excluding 2,355
     units in treasury, at June 30, 1997 and
  34,701 units outstanding, excluding 2,071
     units in treasury, at December 31, 1996               133,628       120,653
                                                          --------      --------

                                                          $404,532      $376,444
                                                          ========      ========

Part I. Financial Information
Item 1 - Financial Statements


Consolidated Statements of Cash Flows
Unaudited

                                                                     Six Months Ended
In thousands                                                             June 30
-------------------------------------------                       ----------------------
                                                                    1997          1996
                                                                  --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                      $ 27,704      $ 28,703

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                    4,648         3,792
   (Increase) decrease in land under development                   (10,613)        8,216
    Decrease in accounts and notes receivable                        5,937         9,654
    Increase in accounts payable, accrued
       expenses and deferred revenues                                1,248         4,616
    Cost of property sold                                            7,390           294
    Other adjustments, net                                             649           220
                                                                  --------      --------

  Net cash provided by operating activities                         36,963        55,495
                                                                  --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES

  Development of income-producing properties                       (31,820)      (26,285)
  Purchase of property and equipment                                (2,707)       (5,325)
                                                                  --------      --------

  Net cash used in investing activities                            (34,527)      (31,610)
                                                                  --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES

  Distributions paid                                                (9,689)       (7,105)
  Increase (decrease) in mortgage and other debt                    12,436        (4,593)
  Increase (decrease) in advances and contributions from
     developers for utility construction                               557          (222)
  Purchase of partnership units                                     (5,746)      (13,043)
                                                                  --------      --------

  Net cash used in financing activities                             (2,442)      (24,963)
                                                                  --------      --------

Net decrease in cash and cash equivalents                               (6)       (1,078)


Cash and cash equivalents, beginning of period                       2,412         4,285
                                                                  --------      --------

Cash and cash equivalents, end of period                          $  2,406      $  3,207
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

The Company's unaudited interim financial statements have been prepared substantially in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments necessary for a fair statement of the results of operations for the three and six months ended June 30, 1997 and 1996 have been made. Certain reclassifications have been made to prior periods' amounts to conform to the current period presentation.

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

Note 2. Details of Land Under Development

---------------------------------------------------------------------------------------------------------------------
(In $000)                                                                June 30,              December 31,
                                                                           1997                     1996
                                                                         --------              ------------
Valencia                                                                (Unaudited)
   Residential land development                                          $   3,677                $  1,093
   Industrial and commercial land development                               55,533                  49,580
   Homes completed or under construction
         with venture partners                                              11,922                  12,371
Agriculture                                                                  2,997                     222
                                                                          --------                 -------
         Total land under development                                     $ 74,129                 $63,266
                                                                          ========                 =======

---------------------------------------------------------------------------------------------------------------------

Note 3. Details for Earnings per Unit Calculation

                                                         Three months ended                  Six months ended
                                                              June 30,                           June 30,
                                                    ----------------------------         ----------------------------
 (Unaudited)                                           1997              1996               1997              1996
                                                    ----------        ----------         ----------        ----------
Average number of units
   outstanding during the period                    34,412,015        35,238,950         34,552,481        35,495,544
 Net units issuable in connection with
   dilutive options based upon use
   of the treasury stock method                        276,643           121,799            198,076           134,252
                                                    ----------        ----------         ----------        ----------
 Average number of primary units                    34,688,658        35,360,749         34,750,557        35,629,796
                                                    ==========        ==========         ==========        ==========


Part I.  Financial Information
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations



                              RESULTS OF OPERATIONS

Comparison of Second Quarter and Six Months of 1997 to Second Quarter and Six Months of 1996
                                    Unaudited

The amounts of increase or decrease in revenues and income from the prior year second quarter and six months are as follows (in 000s, except per unit):


                                                    Second Quarter                     Six Months
                                                ----------------------            ----------------------
                                                  Increase (Decrease)              Increase (Decrease)
                                                ----------------------            ----------------------
                                                 Amount           %                Amount           %
                                                --------      --------            --------      --------
REVENUES
  Real Estate
    Residential home and land sales
        Valencia                                $ (3,753)          -22%           $ (8,241)          -31%
        McDowell Mountain Ranch                  (43,570)         -100%            (49,101)         -100%
    Industrial and other sales                     4,976          1843%             22,605           940%
    Commercial operations                          1,644            18%              3,189            18%
                                                --------      --------            --------      --------
                                                 (40,703)          -58%            (31,548)          -33%
  Agriculture
     Operations                                       61             4%                326            13%
     Ranch sales                                  17,900           100%             11,755           191%
                                                --------      --------            --------      --------

Total revenues                                  $(22,742)          -32%           $(19,467)          -19%
                                                ========      ========            ========      ========

CONTRIBUTION TO INCOME
  Real Estate
    Residential home and land sales
        Valencia                                $   (468)          -23%           $ (1,647)          -64%
        McDowell Mountain Ranch                  (24,352)         -100%            (25,954)         -100%
    Industrial and other sales                     2,159           212%             14,715          2381%
    Community development                            (73)          -2%                  11             0%
    Commercial operations                            698            18%              1,125            14%
                                                --------      --------            --------      --------
                                                 (22,036)          -83%            (11,750)          -38%
  Agriculture
    Operations                                       303           106%                 82             8%
    Ranch sales                                   16,950           100%             11,078           189%
                                                --------      --------            --------      --------

 Operating income                                 (4,783)          -18%               (590)           -2%

    General and administrative expense              (133)          -6%                  67             2%

    Interest and other, net                         (405)          -20%               (476)          -11%
                                                --------      --------            --------      --------

 Net income                                     $ (5,321)          -24%           $   (999)           -3%
                                                ========      ========            ========      ========

Net income per unit                             $  (0.15)          -23%           $  (0.01)           -1%
                                                ========      ========            ========      ========

Number of units used in computing
  per unit amounts                                  (672)           -2%               (879)           -2%
                                                ========      ========            ========      ========

Part I. Financial Information

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The increases and decreases in revenues and income for the three and six months are attributable to the following:

For the 1997 second quarter, revenues totaled $48.7 million and income totaled $17.2 million compared to revenues for the 1996 second quarter of $71.5 million and income of $22.5 million when the Company sold its McDowell Mountain Ranch. The sale of 1,673 acres of vineyards and undeveloped land on the 38,000-acre Suey Ranch in the current year second quarter contributed $17.9 million to revenues and $17.0 million to income. This sale enabled the Company to capitalize on historically high vineyard values. In addition, earnings from commercial operations for the 1997 second quarter were 18% above the year earlier quarter primarily due to contributions from new commercial projects.

For the six months ended June 30, 1997, revenues totaled $84.7 million and income $27.7 million. This compares with revenues of $104.2 million and income of $28.7 million for the six months ended June 30, 1996. The 1997 six-month period also includes the sale of a 208-unit apartment complex for $18.3 million adding $12.9 million to income. The year earlier six-month period included the sale of 539 acres of crop land at the Suey Ranch for $6.5 million which added nearly $5.9 million to income in addition to the sale of the McDowell Mountain Ranch project in April 1996, for $43.6 million adding $24.4 million to income.

RESIDENTIAL HOME AND LAND SALES

VALENCIA
The Company generates revenues and income from Valencia residential projects by selling residential lots to merchant builders and home sales through joint ventures. Revenues and income are recorded by the Company on residential lot sales when title is transferred to the merchant builder who, in turn, builds homes for sale. The Company also participates in home construction on lots it owns by establishing joint ventures with builders who have created innovative new home designs, targeting niche markets unmet by merchant builders. Under the joint-venture program, the Company recognizes its portion of revenues and income upon close of escrow to the homebuyer. By participating in joint ventures, the Company generates increased income as it receives a portion of homebuilding profits in return for sharing in the risk of homebuilding and financing construction costs.

Currently, there are 12 active builders in Valencia, offering 13 different product lines. These merchant builders and the Company's homebuilding joint-venture partners sold 166 homes in Valencia during the second quarter. This compares with 172 homes in the 1996 second quarter. The slight decline in 1997 versus 1996 second quarter sales is due to the timing of new inventory coming on line to replace sold out projects. Merchant builders and joint venture partners sold 316 homes in the 1997 six-month period compared to 309 homes in the prior year six-month period.

For the three months ended June 30, 1997, 140 homes closed escrow, with 106 by merchant builders on lots previously sold by the Company and the remaining 34 by our joint-venture partners. This compares with 1996 second quarter closings of 139 homes with 67 by joint-venture partners. As previously reported, the close-out of the CourtHomes and Avalon joint-venture projects this year and the Montana townhome project late last year, will result in lower joint-venture home sales. This is consistent with the Company's strategy of concentrating on lot sales to merchant builders in an improving residential market.

Merchant Builder Program
Results for the second quarter and six months of 1997 include the sale of 94 residential lots in Valencia NorthPark which added $4.0 million to revenues and $1.2 million to income. Results also include revenues of $1.1 million and income of $343,000 recognized from prior residential lot sales under percentage of completion accounting.

The sale of 58 residential lots in Valencia NorthPark contributed $4.1 million to revenues and $1.1 million to income for the 1996 second quarter and six-month period. Results for the prior year periods also include revenues of $250,000 and income of $59,000 for the second quarter and revenues of $1.3 million and income of $266,000 recognized from prior residential lot sales.

At June 30, 1997, the Company had 660 residential lots in escrow for approximately $35 million with closings scheduled during the second half of 1997. North Hills, an entitled, unimproved parcel planned for an upscale community overlooking Valencia Country Club, site of the 1998 L.A. Nissan Open, closed escrow on July 15, 1997 to Taylor Woodrow, a premier international builder, and will contribute approximately $17 million to revenues and

Part I.  Financial Information
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


$10 million to income in the 1997 third quarter. This sale enables the Company to accelerate cash flow and the pace of development of Valencia.

At June 30, 1996, two residential parcels totaling 94 lots in Valencia were in escrow for approximately $7.9 million. Also, in escrow were 491 unimproved lots in Castaic, a community north of Valencia. The sale of 48 lots to Presley Homes for $3.6 million closed escrow in July, 1996.

New merchant builders in Valencia include Centex, one of the nation's largest homebuilders, which opened models in April for its Willows single-family homes. The first two phases are sold out and sales in the third phase continue strong. Centex has 52 single-family detached lots in escrow for a second project, Wildrose, which is scheduled to close in the third quarter. Brookfield Homes closed escrow on 81 high-density, detached lots in the 1997 second quarter. Laing Homes has 132 detached cluster homes, similar to the popular CourtHomes project, in escrow with closing expected in the third quarter. Richmond American closed escrow on three lots for a new model complex in the 1997 second quarter and is expected to complete the purchase of the remaining 87 lots that are in escrow in the third and fourth quarters of this year. Negotiations continue with other merchant builders for additional residential lot sales in Valencia. All escrow closings are subject to market and other conditions.

Joint Venture Program
In the 1997 second quarter, the Company's joint-venture homebuilding projects closed escrow on 34 homes, contributing $7.8 million to revenues and $1.0 million to income. This compares with 67 joint venture closings during the year earlier quarter contributing $12.4 million to revenues and $1.4 million to income. The first six months of 1997 included a total of 60 joint-venture closings for $13.2 million contributing $1.6 million to income compared to the year earlier six month period when 116 closings added $21.3 million to revenues and $2.3 million to income. With the close-out of the CourtHomes and Avalon joint-venture projects this year and the Montana townhome project late last year, the Company does not expect to match the number of joint venture home sales achieved last year.

Nouvelle, a new project in Valencia NorthPark with the Company's fourth joint-venture partner, Warmington Homes, opened in May. Models for Cheyenne, a 166-townhome project similar to the popular Montana townhomes, and Avignon, a 76-townhome project adjacent to Valencia Country Club, both joint ventures with EPAC Communities, are scheduled to open this fall. Each joint venture project fills a niche in Valencia's product line with prices appealing to a wide spectrum of buyers. At June 30, 1997, 30 homes were in escrow by joint-venture partners compared with 51 homes at the end of the year earlier quarter.

McDOWELL MOUNTAIN RANCH
On April 17, 1996, the Company completed the sale of the entire remaining McDowell Mountain Ranch project in Scottsdale, Arizona. The sale contributed $43.6 million to revenues and $24.4 million to income. Results for the six-month period also include 219 lots sold in the first quarter for $5.5 million adding $2.1 million to income.

INDUSTRIAL AND OTHER SALES

In the 1997 second quarter, a 5.2-acre parcel in Valencia Industrial Center and 1.4-acre parcel in the expanded portion of Valencia Auto Center closed escrow adding $3.0 million to revenues and $1.4 million to income. Also completed during the quarter was the sale of Orchard Plaza, a 17,400-square-foot office building, for $2.2 million contributing $618,000 to income. No industrial or commercial land sales were completed in the prior year second quarter.

Results for the 1997 six-month period also include sale of the 208-unit Stonecreek apartment complex contributing $18.3 million to revenues and $12.9 million to income and sale of a 2.1-acre commercial parcel adding $1.5 million to revenues and $1.0 million to income. The year earlier six-month period included the sale of a 2.7-acre commercial parcel which added $1.8 million to revenues and $916,000 to income plus $606,000 of deferred revenues and income of $275,000 recognized from prior year sales under percentage of completion accounting.

At June 30, 1997, a total of seven parcels encompassing 23.7 industrial acres and 22.4 commercial acres were in escrow for $13.2 million with closings scheduled during the third and fourth quarters of 1997. The majority of

Part I.  Financial Information
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


industrial acreage is in Valencia Commerce Center, near the U.S. Postal Service Regional Center. With vacancy rates in the Company's two industrial parks at historic lows, several industrial land developers have land parcels in escrow, reflecting the increase in demand for space by industry and the ability to obtain financing. One developer is in escrow with 20 acres for speculative buildings, which represents the Company's largest industrial land sale since the 62-acre sale to the U.S. Postal Service in 1990.

The Company's successful industrial build-to-suit and build-to-lease program is resulting in greater absorption of industrial properties, which often leads to the ultimate sale of the building to the tenant or an institutional buyer. Under this program, over 760,000 square feet of industrial space is under construction or planned to start this year with one-half of the space already leased. Three buildings, now under construction by the Company, are in escrow for $15.7 million, with two scheduled to close in the second half of 1997 and one in early 1998. All escrow closings are subject to market and other conditions.

COMMUNITY DEVELOPMENT

The Company's community development activities are focused on securing the necessary governmental land use approvals as well as an intensified strategic marketing program to support the build-out of Valencia by 2005 and begin the development of Newhall Ranch, a new community on the Company's 12,000 acres west of Valencia. The Company's ability to increase the pace of development is contingent on obtaining necessary entitlements or governmental approvals. Final approval is anticipated in late 1997 for Decoro Highlands, the next major project in Valencia's North River planning area. Completion of the entitlement process for several major "lifestyle villages" is anticipated in 1998 and 1999. Approval of these "lifestyle villages" is expected to allow the Company to appeal to a wider spectrum of homebuyers and accelerate the lot sales program in late 1998.

Planning continues on the Company's Westridge project, which will offer a wide range of housing options around a Tournament Players Club championship golf course. The redesigned land plan and revised Environmental Impact Report will be released for public review this fall, with hearings before the Regional Planning Commission expected later this year and the Los Angeles County Board of Supervisors in early 1998.

A hearing is scheduled before the Regional Planning Commission in July regarding a development agreement with Los Angeles County for the 12,000-acre Newhall Ranch Community west of Valencia. It is anticipated that the Commission will recommend approval of the zoning and Environmental Impact Report for this community in the fall and hearings before the Los Angeles County Board of Supervisors are expected in late 1997.

Community development expenses were approximately the same in the second quarter and six months of 1997 as compared to the same year earlier periods. Expenditures for entitlements are expected to continue at current levels to complete the approval process for the lifestyle villages to increase residential absorption and meet anticipated demand. Although these preliminary planning and entitlement expenses reduce short-term earnings, the investment in new entitlements is vital to the Company's long-term success. Generally, the single largest increase in land value occurs when these entitlements are received.

COMMERCIAL OPERATIONS

Commercial operations include the Company's portfolio of income-producing properties and Valencia Water Company, a wholly-owned public water utility. The commercial portfolio is a relatively stable source of earnings and cash flow, which provides debt capacity to grow the Company and working capital for continuing operations.

Increases in revenues and income for the second quarter and six-month periods are due primarily to the addition of new properties including the 720,000-square-foot Valencia Marketplace, which is 80% leased. The first phase of this high-volume retail center along Interstate 5 opened in the fourth quarter of 1996 with Wal*Mart, Sport Chalet, Toys R Us and Staples. Earlier this year, Circuit City opened and, during the second quarter Chili's and Macaroni Grill opened, along with Payless Shoe Store. Michaels, a national arts and crafts retailer will open this summer and other major retailers will open this fall. The Company expects about 80% of Valencia Marketplace to be constructed by the end of 1997.

Part I.  Financial Information
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Also contributing to the increases in revenues and income is NorthPark Village Square, the Company's newest neighborhood shopping center, which opened in September, 1996 and is 100% leased. A 21,000-square-foot expansion is planned for this center. Valencia Town Center shopping mall is 98% leased, including 6% leased to short-term tenants. River Oaks and Castaic Village neighborhood shopping centers are 96% and 97% leased, respectively. Plaza del Rancho, a 53,000-square-foot, mixed-used project in Valencia Industrial Center will open later this year and is 54% pre-leased.

As previously reported, Stonecreek, a 208-unit apartment complex, was sold in the first quarter of 1997 as part of the Company's strategy to selectively sell mature properties in a strong market. The remaining apartment complexes, Northglen and Portofino, both had 95% occupancy at June 30, 1997. SkyCrest, a new 264-unit apartment complex, was completed in the second quarter and is 80% leased. SkyCrest is achieving the highest apartment rents per square foot in the Santa Clarita Valley.

The majority of the Company's commercial development and portfolio expansion is now occurring along Town Center Drive, a mixed use "main street" extending west from the regional shopping mall to the Hyatt Valencia Hotel and adjacent Spectrum Health Club which opened on July 1 with memberships exceeding initial projections. Hyatt Valencia Hotel and adjoining 20,000-square-foot conference center are under construction and scheduled to open in 1998. Land development will start during the third quarter on a six-story office building where Princess Cruises will occupy the top five floors on a long-term lease with the first floor reserved for retail. Work also is scheduled to begin in the third quarter for a 100,000-square-foot entertainment complex with an Edwards IMAX 3D Theater, 12 additional movie screens, restaurants and retail shops.

AGRICULTURAL OPERATIONS

Increases in agricultural revenues and income, including the Company's energy operations, for the second quarter and six months of 1997 were primarily from higher energy prices and favorable alfalfa and cotton yields.

RANCH SALES

As part of the Company's strategy to sell farm land not suitable for development, 1,673 acres of vineyard and undeveloped land at the 38,000- acre Suey Ranch were sold during the 1997 second quarter for $17.9 million contributing $17.0 million to income. The sale of this parcel unsuitable for development, enabled the Company to realize historically high vineyard values and represented a significant portion of the appraised value of the Suey Ranch. No sale of farm land was completed in the prior year second quarter. The prior year six-month period included the sale of 539 acres of crop land on the Suey Ranch for $6.5 million which contributed $5.9 million to income.

Later this year, the remaining four parcels at the Merced Ranch are scheduled to close escrow as part of a two-year option given the buyer of the first six parcels in 1995. This sale is expected to contribute $4.5 million to revenues and $3 million to income.

GENERAL AND ADMINISTRATIVE EXPENSE

A 6% increase for the second quarter and a 2% decrease for the six-month period in general and administrative expenses are primarily due to variances in the timing of expenses. The Company expects general and administrative expenses for the year to be slightly lower than in 1996 due to the prior year charge for curtailment of a retirement plan for outside directors and its replacement with a deferred equity compensation plan.

INTEREST AND OTHER, NET

Increases of 20% and 11% from the respective prior year three- and six-month periods are attributable to higher debt levels due to the Company's planned expansion of its portfolio of income-producing properties of which several projects have been completed and interest is no longer being capitalized.

Part I.  Financial Information
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


                              FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had cash and cash equivalents of $2.4 million and $101 million in available lines of credit to fund its development activities. The Company believes it has adequate sources of cash from operations and available debt capacity, including existing lines of credit, to finance future operations and take advantage of new development opportunities. At June 30, 1997, there was no debt secured by raw land or land under development inventories. The Company is evaluating consolidation and expansion of its bank lines up to $200 million.

There are no material commitments for capital expenditures other than the Company's plans in the ordinary course of business to expand its portfolio of income-producing properties. During the first six months of 1997, the Company expended $31.8 million for commercial portfolio development. Up to $50 million in additional capital expenditures for income-producing properties under development is projected for the remainder of 1997. Construction of new income-producing properties on Company-owned land creates additional debt capacity. It is the Company's policy to limit total Company debt to approximately 60% or less of the value of the portfolio of income-producing properties.

In January, 1997, the Board of Directors increased the existing repurchase program to a total of two million units, bringing available units for repurchase to 510,022. As of June 30, 1997, a total of 328,637 had been repurchased at an average price of $17.48.

The following discussion relates to principal items on the Consolidated Statement of Cash Flows:

Operating Activities
Net cash provided by operating activities in the first half of 1997 totaled $37.0 million and included the sale of a 208-unit apartment complex for $18.3 million in cash and sale of 1,673 acres of vineyards and undeveloped land at the Suey Ranch for $17.9 million in cash. Sales of 94 residential lots, 60 residential homes, plus 8.7 acres of industrial and commercial land provided $23.7 million in cash and $1.2 million in notes. Additionally, notes totaling $4.5 million from land sales in prior years were collected.

Expenditures for land under development totaled $28.9 million during the first six months of 1997 and were primarily for land development and infrastructure to support future and pending land sales and home construction advances for the Company's joint venture homebuilding program.

Investing Activities
Expenditures for income-producing properties under development totaled $31.8 million in the 1997 first half. Properties under construction include Valencia Marketplace, a 720,000-square-foot value-oriented retail center; the 250-room Hyatt Valencia Hotel and 20,000-square-foot conference center; four industrial buildings; and Plaza del Rancho, a 53,000-square-foot mixed-use project adjacent to Valencia Industrial Center. Completed projects include SkyCrest, a 264-unit apartments complex, and NorthPark Village Square, a neighborhood shopping center where a 21,000-square-foot expansion is planned. Construction is scheduled to start in the 1997 third quarter for a 100,000-square-foot entertainment complex with an Edwards IMAX 3D theater, 12 additional movie screens, restaurants and retail shops. In addition, land development is expected to begin in August 1997 on a six-story, 130,000-square-foot office building on Town Center Drive where Princess Cruises will occupy the top five floors on a long-term lease with the first floor reserved for retail. Other purchases of property and equipment are primarily for various tenant improvements and water utility construction costs.

Financing Activities
Two quarterly distributions of $.10 per unit each and a special distribution of $.08 per unit, totaling $9.7 million, have been paid year-to- date. An additional quarterly distribution of $.10 per partnership unit was declared on July 16, 1997 payable September 8, 1997. The declaration of distributions, and the amount declared, is determined by the Board of Directors on a quarterly basis taking into account the Company's earnings, financial condition and prospects.

Part I.  Financial Information
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Borrowings against unsecured lines of credit totaled $21 million at June 30, 1997, an increase of $11.5 million since December 31, 1996. The increase is primarily for expenditures associated with income-producing projects under development.

A total of 328,637 units were purchased for $5.7 million during first six months of 1997 under the Company's unit repurchase program. For additional information on this repurchase program, refer to the Liquidity and Capital Resources section.

New Accounting Pronouncement
The Company anticipates that the adoption of SFAS No. 128 - Earnings Per Share for the year ending December 31, 1997, will not result in disclosures that are materially different than those required by generally accepted accounting principles and contained in this quarterly report. This new statement simplifies the standards for computing earnings per share (unit) and makes them comparable to international standards.

                           RISKS AND RELATED FACTORS

This report and other published documents contain forward-looking statements regarding the status of proposed or pending sales and rental activity, future planned development, future results of operations and financial condition, the long-term growth of the Southern California economy and other matters. These forward-looking statements are based on present trends the Company is experiencing in residential, industrial and commercial markets. However, the timing and ability to obtain entitlements, governmental and environmental regulations, timing of escrow closings, expansion of its income portfolio and marketplace acceptance of its business strategies could adversely affect the Company's future results. The following risks and related factors, among others, should be taken into consideration in evaluating the prospects for the Company. Actual results may materially differ from those projected.

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

Government Regulation and Entitlement Risks: In developing its projects, the Company must obtain the approval of numerous governmental authorities regulating such matters as permitted land uses, density and traffic, the providing of utility services such as electricity, water and waste disposal and the providing of public facilities such as schools, parks and libraries. In addition, the Company is subject to a variety of federal, state and local laws and regulations concerning protection of health and the environment. This government regulation affects the types of projects which can be pursued by the Company and increases the cost of development and ownership. The Company devotes substantial financial and managerial resources to complying with these requirements and dealing with the process. To varying degrees, certain permits and approvals will be required to complete the developments currently being undertaken, or planned by the Company. Furthermore, the timing, cost and scope of planned projects may be subject to legal challenges, particularly large projects with regional impacts. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. The ability to obtain necessary approvals and permits for its projects can be beyond the Company's control and could restrict or prevent development of otherwise desirable new properties. The Company's results of operations in any period will be affected by the amount of entitled properties the Company has in inventory.

Part II. Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

         27      Financial Data Schedule

(b) The following report was filed on Form 8-K in the second quarter ended June 30, 1997:
         None

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


                      THE NEWHALL LAND AND FARMING COMPANY
                       (a California Limited Partnership)
                                   Registrant

                   By Newhall Management Limited Partnership,
                            Managing General Partner

                       By Newhall Management Corporation,
                            Managing General Partner



Date: August 11, 1997           By  /S/ THOMAS L. LEE
                                    -------------------------------------------
                                    Thomas L. Lee, Chairman and Chief Executive
                                    Officer of Newhall Management Corporation
                                    (Principal Executive Officer)



Date: August 11, 1997           By  /S/ STUART R. MORK
                                    -------------------------------------------
                                    Stuart R. Mork, Senior Vice President and
                                    Chief Financial Officer of Newhall
                                    Management Corporation
                                   (Principal Financial Officer)



Date: August 11, 1997           By  /S/ DONALD L. KIMBALL
                                    -------------------------------------------
                                    Donald L. Kimball, Vice President - Finance
                                    and Controller of Newhall Management
                                    Corporation
                                    (Principal Accounting Officer)





14