Form 10-Q
period 1997-09-30
NEWHALL LAND & FARMING CO /CA/
filed 1997-11-12
CIK 751976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

   For Quarter Ended September 30, 1997         Commission file number 1-7585


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


                                Yes [X]   No [ ]

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS



CONSOLIDATED STATEMENTS OF INCOME
Unaudited

                                              Three Months Ended              Nine Months Ended
                                                  September 30                   September 30
                                           -------------------------       -------------------------
In thousands except per unit                 1997            1996             1997           1996
----------------------------------------------------------------------------------------------------
REVENUES

Real estate
    Residential home and land sales
      Valencia                             $  38,478       $  23,120       $  56,867       $  49,750
      McDowell Mountain Ranch                     --              --              --          49,101
    Industrial and other sales                13,743           2,049          38,754           4,455
    Commercial operations                     12,091          10,365          32,750          27,835
                                           ---------       ---------       ---------       ---------
                                              64,312          35,534         128,371         131,141
                                           ---------       ---------       ---------       ---------
Agriculture
    Operations                                 2,929           3,030           5,700           5,475
    Ranch sales                                   62             600          17,962           6,745
                                           ---------       ---------       ---------       ---------
                                               2,991           3,630          23,662          12,220
                                           ---------       ---------       ---------       ---------
   Total revenues                          $  67,303       $  39,164       $ 152,033       $ 143,361
                                           =========       =========       =========       =========

CONTRIBUTION TO INCOME

Real estate
    Residential home and land sales
      Valencia                             $  13,005       $   6,332       $  13,948       $   8,922
      McDowell Mountain Ranch                     --              --              --          25,954
    Industrial and other sales                 1,157            (616)         15,254          (1,234)
    Community development                     (2,213)         (2,625)         (7,573)         (7,996)
    Commercial operations                      4,866           4,740          14,047          12,796
                                           ---------       ---------       ---------       ---------
                                              16,815           7,831          35,676          38,442
                                           ---------       ---------       ---------       ---------
Agriculture
    Operations                                   379             285           1,508           1,332
    Ranch sales                                   45             472          16,995           6,344
                                           ---------       ---------       ---------       ---------
                                                 424             757          18,503           7,676
                                           ---------       ---------       ---------       ---------

Operating income                              17,239           8,588          54,179          46,118

General and administrative expense            (2,438)         (1,911)         (6,799)         (6,339)
Interest and other, net                       (2,262)         (2,509)         (7,137)         (6,908)
                                           ---------       ---------       ---------       ---------
Net income                                 $  12,539       $   4,168       $  40,243       $  32,871
                                           =========       =========       =========       =========
Net income per unit                        $    0.36       $    0.12       $    1.16       $    0.93
                                           =========       =========       =========       =========
Number of units used in computing per
 unit amounts                                 34,809          35,269          34,758          35,507
Cash distributions per unit:
Regular                                    $    0.10       $    0.10       $    0.30       $    0.30
Special                                                                         0.08

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS



CONSOLIDATED  BALANCE  SHEETS

                                                    September 30,  December 31,
In thousands                                             1997          1996
------------------------------------                -------------  ------------
                                                      Unaudited
ASSETS

 Cash and cash equivalents                             $  2,955      $  2,412

 Accounts and notes receivable                           18,019        25,557

 Land under development                                  59,722        63,266

 Land held for future development                        32,551        32,357

 Income producing properties, net                       213,838       182,641

 Property and equipment, net                             58,445        57,064

 Other assets and deferred charges                       13,890        13,147
                                                       --------      --------
                                                       $399,420      $376,444
                                                       ========      ========


LIABILITIES AND PARTNERS' CAPITAL

 Accounts payable                                      $ 17,886      $ 11,451

 Accrued expenses                                        39,453        38,101

 Deferred revenues                                        6,378         2,483

 Mortgage and other debt                                148,827       163,256

 Advances and contributions from developers for
   utility construction                                  21,024        19,075

 Other liabilities                                       21,986        21,425
                                                       --------      --------
        Total liabilities                               255,554       255,791

 Partners' capital

  34,488 units outstanding, excluding 2,285
     units in treasury, at September 30, 1997 and
  34,701 units outstanding, excluding 2,071
     units in treasury, at December 31, 1996            143,866       120,653
                                                       --------      --------
                                                       $399,420      $376,444
                                                       ========      ========

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS



CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

                                                                  Nine Months Ended
In thousands                                                         September 30
--------------------------------------------------------        -----------------------
                                                                  1997           1996
                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                    $ 40,243       $ 32,871

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                  7,154          5,799
    Decrease in land under development                             3,794         12,915
    Decrease in accounts and notes receivable                      7,538          8,934
    Increase in accounts payable, accrued
       expenses and deferred revenues                             11,682          3,949
    Cost of property sold                                         14,707            409
    Other adjustments, net                                         1,669            943
                                                                --------       --------
  Net cash provided by operating activities                       86,787         65,820
                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES

  Development of income-producing properties                     (50,791)       (50,068)
  Purchase of property and equipment                              (4,092)        (6,811)
                                                                --------       --------
  Net cash used in investing activities                          (54,883)       (56,879)
                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES

  Distributions paid                                             (13,135)       (10,622)
  (Decrease) increase in mortgage and other debt                 (14,429)        13,869
  Increase in advances and contributions from
     developers for utility construction                           1,949            792
  Purchase of partnership units                                   (5,746)       (13,043)
                                                                --------       --------
  Net cash used in financing activities                          (31,361)        (9,004)
                                                                --------       --------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 543            (63)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     2,412          4,285
                                                                --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  2,955       $  4,222
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

The Company's unaudited interim financial statements have been prepared substantially in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments necessary for a fair statement of the results of operations for the three and nine months ended September 30, 1997 and 1996 have been made. Certain reclassifications have been made to prior periods' amounts to conform to the current period presentation.

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

--------------------------------------------------------------------------------
Note 2. Details of Land Under Development
(In $000)

                                                September 30, December 31,
                                                     1997        1996
                                                ------------- ------------
                                                 (Unaudited)
Valencia
   Residential land development                    $   538      $ 1,093
   Industrial and commercial land development       48,579       49,580
   Homes completed or under construction
        with venture partners                        8,484       12,371
Agriculture                                          2,121          222
                                                   -------      -------
        Total land under development               $59,722      $63,266
                                                   =======      =======


--------------------------------------------------------------------------------
Note 3. Details for Earnings per Unit Calculation

                                                Three months ended             Nine months ended
                                                   September 30,                  September 30,
                                            --------------------------      --------------------------
 (Unaudited)                                   1997            1996            1997            1996
 -----------                                ----------      ----------      ----------      ----------
Average number of units
   outstanding during the period            34,464,082      35,164,797      34,522,690      35,384,490
 Net units issuable in connection with
   dilutive options based upon use
   of the treasury stock method                344,852         104,233         235,290         122,852
                                            ----------      ----------      ----------      ----------
 Average number of primary units            34,808,934      35,269,030      34,757,980      35,507,342
                                            ==========      ==========      ==========      ==========

PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                              RESULTS OF OPERATIONS

             Comparison of Third Quarter and Nine Months of 1997 to
                      Third Quarter and Nine Months of 1996
                                    Unaudited

The amounts of increase or decrease in revenues and income from the prior year third quarter and nine months are as follows (in 000s, except per unit):

                                                  Third Quarter                    Nine Months
                                            ------------------------        -----------------------
                                               Increase (Decrease)            Increase (Decrease)
                                            ------------------------        -----------------------
                                             Amount             %            Amount           %
                                            --------        --------        --------       --------
REVENUES
  Real Estate
    Residential home and land sales
        Valencia                            $ 15,358              66%       $  7,117             14%
        McDowell Mountain Ranch                   --              --         (49,101)          -100%
    Industrial and other sales                11,694             571%         34,299            770%
    Commercial operations                      1,726              17%          4,915             18%
                                            --------        --------        --------       --------
                                              28,778              81%         (2,770)            -2%
  Agriculture
     Operations                                 (101)             -3%            225              4%
     Ranch sales                                (538)            -90%         11,217            166%
                                            --------        --------        --------       --------
Total revenues                              $ 28,139              72%       $  8,672              6%
                                            ========        ========        ========       ========

CONTRIBUTION TO INCOME
  Real Estate
    Residential home and land sales
        Valencia                            $  6,673             105%       $  5,026             56%
        McDowell Mountain Ranch                   --              --         (25,954)          -100%
    Industrial and other sales                 1,773             288%         16,488           1336%
    Community development                        412              16%            423              5%
    Commercial operations                        126               3%          1,251             10%
                                            --------        --------        --------       --------
                                               8,984             115%         (2,766)            -7%
  Agriculture
    Operations                                    94              33%            176             13%
    Ranch sales                                 (427)            -90%         10,651            168%
                                            --------        --------        --------       --------

 Operating income                              8,651             101%          8,061             17%

    General and administrative expense          (527)            -28%           (460)            -7%
    Interest and other, net                      247              10%           (229)            -3%
                                            --------        --------        --------       --------

 Net income                                 $  8,371             201%       $  7,372             22%
                                            ========        ========        ========       ========

Net income per unit                         $   0.24             200%       $   0.23             25%
                                            ========        ========        ========       ========

Number of units used in computing
  per unit amounts                              (460)             -1%           (749)            -2%
                                            ========        ========        ========       ========

PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The increases and decreases in revenues and income for the three and nine months are attributable to the following:

For the three months ended September 30, 1997, revenues totaled $67.3 million and income totaled $12.5 million compared with revenues of $39.2 million and income of $4.2 million for the 1996 third quarter. The primary contributors to 1997 third quarter results were sales of North Hills, a 50-acre parcel of 366 entitled, unimproved, high margin lots, and 251 additional, improved residential lots in Valencia. In addition, three industrial parcels and one build-to-suit project in Valencia Commerce Center closed escrow contributing to the quarter's revenues and income.

For the 1997 nine-month period, revenues totaled $152.0 million and income totaled $40.2 million. Revenues and income totaled $143.4 million and $32.9 million, respectively, for the prior year nine-month period which included the sale of the McDowell Mountain Ranch project in April, 1996 for $43.6 million adding $24.4 million to income.

RESIDENTIAL HOME AND LAND SALES

VALENCIA
The Company generates revenues and income from Valencia residential projects by selling residential lots to merchant builders and home sales through joint ventures. Revenues and income are recorded by the Company on residential lot sales when title is transferred to the merchant builder who, in turn, builds homes for sale. The Company also participates in home construction on lots it owns by establishing joint ventures with builders who have created innovative new home designs, targeting niche markets unmet by merchant builders. Under the joint-venture program the Company recognizes its portion of revenues and income upon close of escrow to the homebuyer. By participating in joint ventures, the Company generates increased income as it receives a portion of the homebuilding profits in return for sharing in the risk of homebuilding and financing construction costs.

Currently there are 12 active builders in Valencia, offering 12 different product lines. These merchant builders, including the Company's homebuilding joint-ventures, sold 206 homes in Valencia in the 1997 third quarter, up from 148 homes sold in the year earlier quarter, representing the most homes sold in a quarter in Valencia since the 1989 third quarter.

During the three months ended September 30, 1997, 155 homes closed escrow in Valencia, with 104 by merchant builders on lots previously sold by the Company and the remaining 51 by the Company's joint ventures. This compares with 1996 third quarter escrow closings of 149 homes with 71 by joint ventures. The close-out of several joint-venture projects this year will result in lower joint venture home sales for all of 1997 and is consistent with the Company's strategy to concentrate on lot sales to merchant builders in an improving real estate market.

Merchant Builder Program
Residential lot sales in Valencia set a quarterly record in the 1997 third quarter with the sale of 617 residential lots adding $27.3 million to revenues and $13.1 million to income. The largest transaction was the sale of 366 entitled, unimproved lots to Taylor Woodrow for $17 million contributing $10.1 million to income. In addition, escrow closed on 251 improved residential lots to three merchant builders contributing $10.3 million to revenues and $3.0 million to income under percentage of completion accounting. The 1997 nine-month period also includes the sale of 94 residential lots which added $4.0 million to revenues and $1.2 million to income.

Results for the 1996 third quarter included the sale of 48 residential lots in Valencia for $3.7 million which contributed $1.0 million to income and the sale of 491 unimproved residential lots in Castaic, a community north of Valencia, for $4.5 million which contributed $4.3 million to income. The 1996 nine-month period also included the sale of 58 residential lots in Valencia contributing $4.1 million to revenues and $1.1 million to income, plus recognition of $1.3 million of deferred revenues and $266,000 of income from lot sales to merchant builders in prior years.

At September 30, 1997, an additional 43 residential lots were in escrow to Richmond American with closing scheduled for later this year. All escrow closings are subject to market and other conditions. At September 30, 1996, a total of 212 single- and multi-family lots were in escrow.

PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company's current inventory of entitled, improved residential lots includes 168 multi-family and 37 single-family lots in Valencia NorthPark, and 752 entitled, unimproved residential lots near Castaic. The Company anticipates receiving final approval in late 1997 for the next development area in North River called Decoro Highlands, which is planned for 460 homes, including a multi-family project. In addition, entitlements for the first "lifestyle village", Lago De Valencia, is expected by the end of 1997 or early 1998.

Joint Venture Program
In the 1997 third quarter, the Company's joint-venture homebuilding projects closed escrow on 51 homes contributing $11.2 million to revenues and $1.0 million to income. This compares with 71 joint-venture closings during the year earlier quarter contributing $14.9 million to revenues and $1.5 million to income. The 1997 nine-month period included 111 joint-venture closings for $24.4 million adding $2.6 million to income compared to the year earlier period when 187 closings added $36.2 million to revenues and $3.9 million to income. With the close-out of the CourtHomes and Avalon joint-venture projects earlier in the year and Castlerock and Rose Arbor during the 1997 third quarter, the Company does not expect to match the number of joint-venture home sales achieved last year.

Nouvelle, a joint-venture project with Warmington which opened in May, closed escrow on 14 homes in the third quarter. Models for Cheyenne, a 166 townhome project similar to the popular Montana townhomes, and Avignon, a 76-townhome project adjacent to Valencia Country Club, both joint ventures with EPAC Communities, are scheduled to open in the fourth quarter. At September 30, 1997, there were 31 joint-venture homes in escrow compared with 50 homes at the end of the year earlier period.


INDUSTRIAL AND OTHER SALES
During the 1997 third quarter, three parcels in Valencia Commerce Center totaling 13.5 acres closed escrow adding $5.9 million to revenues and $1.1 million to income. Demand for industrial land is increasing, reflecting low vacancy rates in the Company's two industrial/business parks and the availability of financing for projects. Industrial land development is concentrated in Valencia Commerce Center where prices for land have increased about $2 per square foot to $9.50, from the low in the early 90's. Industrial land sales and construction will absorb about 60 acres in 1997, an eight-year high, compared with 20 acres in 1996.

Also in the 1997 third quarter, a 135,220-square-foot build-to-suit constructed on 6.3 acres in Valencia Commerce Center closed escrow to an institutional investor for $7.9 million contributing $1.1 million to income. Demand for buildings being constructed under the Company's industrial build-to-suit/lease program is resulting in an additional 29,000 square feet of industrial space planned for this year with 465,000 square feet expected to be built in 1998.

Results for the 1997 nine-month period also includes sales of a 5.2-acre industrial parcel and 3.5 commercial acres which combined contributed $4.5 million to revenues and $2.5 million to income. Also included in 1997 nine-month results are the sale of Stonecreek, a 208-unit apartment complex, for $18.3 million adding $12.9 million to income and the sale of Orchard Plaza, a 17,400-square-foot office building, for $2.2 million adding $618,000 to income.

Two industrial parcels totaling 6.2 acres closed escrow in the 1996 third quarter contributing $2.0 million to revenues and $434,000 to income. Results for the 1996 nine-month period also include the sale of a 2.7-acre commercial parcel for $1.7 million adding $861,000 to income and recognition of deferred revenues of $606,000 adding $275,000 to income.

At September 30, 1997, eight parcels totaling 12.2 industrial acres, 33.5 commercial acres and two build-to-suits in Valencia Commerce Center were in escrow for $18.9 million with closings scheduled for later this year and early 1998. All escrow closings are subject to market and other conditions. At September 30, 1996, two industrial build-to-suit facilities in Valencia Commerce Center for $16.5 million and two other land sales for $2.2 million were in escrow.

PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



COMMUNITY DEVELOPMENT
The Company's community development activities are focused on securing the necessary governmental land use approvals as well as an intensified strategic marketing program to support the build-out of Valencia by 2005 and begin the development of Newhall Ranch, the next new town to be developed on the Company's 12,000 acres west of Valencia. The Company's ability to increase the pace of development is contingent upon obtaining the necessary entitlement or governmental approvals. Final approval is anticipated in late 1997 for Decoro Highlands, the next major development area in the North River area, which is planned for 460 homes, including a multi-family project. Completion of the entitlement process for several major "lifestyle villages" in Valencia is anticipated in 1998 and 1999.

The Environmental Impact Report on the Company's Westridge project, which includes a Tournament Players Club (TPC) championship golf course, is expected to be released for public review before the end of the year with public hearing before the Los Angeles County Regional Planning Commission in early 1998. The project is expected to go before the Board of Supervisors later in 1998.

The entitlement process continues on the 24,000-home Newhall Ranch community as the Los Angeles County Regional Planning Commission has directed its staff to prepare the final Environmental Impact Report which will become part of the recommendation to the Board of Supervisors. Hearings before the Board of Supervisors are expected to begin in spring 1998.

Community development expenses increased 16% from the prior year third quarter and 5% from the prior year nine-month period. Expenditures for community development expenses are expected to continue at present high levels as the Company is placing significant emphasis on obtaining approvals for current and future developments. Although these preliminary planning and entitlement expenses reduce short-term earnings, the investment in new entitlements is vital to the Company's long-term success. Generally, the single largest increase in land value occurs when these entitlements are received.

COMMERCIAL OPERATIONS
Commercial operations include the Company's portfolio of income-producing properties and Valencia Water Company, a wholly-owned public water utility. The commercial portfolio is a relatively stable source of earnings and cash flow, which provides debt capacity to grow the Company and working capital for continuing operations.

For the three months ended September 30, 1997, revenues and income from commercial operations increased 17% and 3%, respectively, over the same prior year period. For the first nine months of 1997, revenues and income increased 18% and 10%, respectively, over the 1996 period.

Contributing to increases in revenues and income is the addition of new properties including the 720,000-square-foot Valencia Marketplace where Michael's, a national arts and crafts retailer, opened this summer joining other major retailers such as WalMart, Sport Chalet, Staples, Circuit City, Payless Shoe Source and Toys R Us. A Vons supermarket, more restaurants and other retailers are scheduled to open for the holiday shopping season. The center is 82% leased and is expected to be 75% constructed by year-end.

Valencia Town Center shopping mall is continuing its strong performance with 98% of the space leased, including temporary tenants. River Oaks and Castaic Village neighborhood shopping centers are 96% and 97% leased, respectively, and NorthPark Village Square is fully leased with plans for further expansion. Also, the first tenants opened for business at Plaza Del Rancho, a mixed-use project in Valencia Industrial Center, where 82% of the leasable space is occupied or committed.

SkyCrest, a new 264-unit apartment complex, set a Company record by reaching 100% leased in only ten months. With Portofino and Northglen apartment complexes fully leased, all three of the Company's apartment complexes have been increasing rental rates for incoming tenants. In response to this strong demand, additional apartment complexes are in the planning stages including one in Valencia Town Center to be located between the Spectrum Health Club and the Avignon townhome project. As previously reported, Stonecreek, a 208-unit apartment complex, was sold in the first quarter of 1997 as part of the Company's strategy to selectively sell mature properties in strong markets.

PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The majority of the Company's commercial development and portfolio expansion is now occurring along Town Center Drive, a mixed used "main street" extending west from the regional mall to the 250-room Hyatt Valencia Hotel and Spectrum Health Club. Construction is well underway on the Hyatt Valencia Hotel and adjoining 20,000-square-foot conference center, and has commenced on the six-story office building where Princess Cruises will occupy the top five floors with the first floor reserved for retail. Land development will start shortly on a two-story 26,000-square-foot office/retail building and the 100,000-square-foot entertainment complex with an IMAX Theater, 12 additional movie screens, restaurants and retail shops.

AGRICULTURAL OPERATIONS
Income from agricultural operations increased 33% and 13% from the prior year three- and nine month periods, respectively, while revenues were approximately the same as the prior year periods. A strong market for alfalfa, higher tomato yields as well as expense reductions contributed to the results.

RANCH SALES
The sale of a small remaining parcel in northern California was completed during the 1997 third quarter for $62,000 adding $45,000 to income. Results for the 1997 nine-month period includes the sale of 1,674 acres of vineyard and undeveloped land at the 38,000-acre Suey Ranch for $17.9 million adding $17.0 million to income.

During the 1996 third quarter, a 4.5-acre parcel in northern California closed escrow for $600,000 contributing $472,000 to income. The 1996 nine-month period also includes the sale of 539 acres of row crop land on the Suey Ranch for $6.5 million which contributed $5.9 million to income.

Since 1992, the Company's strategic plan to sell land not suitable for development has resulted in the sale of 23,704 acres of land. The last major acreage to be sold under this plan involves the 3,940 acres remaining on the Merced Ranch, which is anticipated to close later this year. As previously announced, this sale is expected to add approximately $4.5 million to revenues and about $3 million to income. Currently, no other agricultural land sales are planned.

GENERAL AND ADMINISTRATIVE EXPENSE
A 28% increase for the third quarter and a 7% increase for the nine-month period over the corresponding period in 1996 in general and administrative expenses are primarily due to expense recorded for appreciation rights on outstanding non-qualified options granted before 1992 due to the higher market price of the Company's partnership units. General and administrative expenses for the year are expected to be slightly lower than in 1996 due to the prior year charge for curtailment of a retirement plan for outside directors and its replacement with a deferred equity compensation plan.


                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had cash and cash equivalents of $3.0 million and $127 million in available lines of credit to fund its development activities. The Company believes it has adequate sources of cash from operations and available debt capacity to finance future operations and take advantage of new development opportunities. There was no debt secured by raw land or land under development inventories at September 30, 1997.

The Company is in the process of establishing a $200 million unsecured revolving line of credit. The three-year syndicated facility will replace five separate lines of credit totaling $119 million. Proceeds available under the line of credit will be used for general corporate purposes including development of income-producing properties in Valencia. The transaction is expected to close by the end of 1997.

There are no material commitments for capital expenditures other than the Company's plans in the ordinary course of business to expand its portfolio of income-producing properties. The Company expended $50.8 million for commercial portfolio development during the nine months ended September 30, 1997. Total expenditures for

PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


commercial projects are expected to reach approximately $75 million in 1997 with an additional $100 million scheduled to be invested in 1998. For additional information on income-producing properties under development see the Investing Activities section. Construction of new income properties on Company-owned land creates additional debt capacity. It is the Company's policy to limit total Company debt to approximately 60% or less of the value of the portfolio of income-producing properties.

In January, 1997, the Board of Directors increased an existing unit repurchase program to a total of 2 million units, bringing units available for repurchase to 510,022. As of September 30, 1997, a total of 328,637 partnership units had been repurchased at an average price of $17.48.

The following discussion relates to principal items on the Consolidated Statement of Cash Flows:

Operating Activities
Net cash provided by operating activities totaled $86.8 million in the nine months ended September 30, 1997 and included sales of 711 residential lots, 111 residential homes, plus 22.2 acres of industrial and commercial land which combined provided $67.8 million in cash and $1.2 million in notes receivable. Also completed were the sale of a 208-unit apartment complex for $18.3 million in cash, the sale of 1,673 acres of vineyard and undeveloped land at the Suey Ranch for $17.9 million in cash, and the sale of an industrial build-to-suit on
6.3 acres in Valencia Commerce Center for $7.9 million in cash. Additionally, notes totaling $10.3 million from land sales in prior years were collected during the nine-month period.

Expenditures for land under development inventories totaled $47.0 million and were primarily for land development and infrastructure to support future and pending land sales and home construction advances for the Company's joint venture homebuilding program.

Investing Activities
Expenditures for development of income-producing properties totaled $50.8 million for the 1997 nine-month period. Properties under construction include Valencia Marketplace, a 720,000-square-foot power center; the 250-room Hyatt Valencia Hotel and 20,000-square-foot conference center; a six-story office building where Princess Cruises will occupy the top five floors under a long-term lease; and three industrial buildings. Land development is expected to start in the fourth quarter on a two-story, 26,000-square-foot office/retail building and a 100,000-square-foot entertainment complex with an IMAX 3D Theater, 12 additional movie screens, restaurants and retail shops. The above projects will be completed in 1998.

Projects completed to date in 1997 include SkyCrest, a 264-unit apartment complex; NorthPark Village Square, a neighborhood shopping center where a 21,000-square-foot expansion is planned; a 57,000-square-foot Spectrum Health Club; three industrial buildings; and Plaza del Rancho, a mixed-use project in Valencia Industrial Center where 82% of the leasable space is occupied or committed. Other purchases of properties and equipment are primarily for various tenant improvements and water utility construction costs.

Financing Activities
Three quarterly distributions of $.10 per unit each and a special distribution of $.08 per unit, totaling $13.1 million, have been paid year-to-date. The declaration of distributions, and the amount declared, is determined by the Board of Directors on a quarterly basis taking into account the Company's earnings, financial condition and prospects. The next quarterly distribution will be considered by the Board of Directors on November 19, 1997.

Borrowings against lines of credit totaled $35 million at September 30, 1997, a decrease of $14.5 million since December 31, 1996. A total of 328,637 units have been purchased for $5.7 million to date during 1997 under the Company's unit repurchase program.

New Accounting Pronouncement
The Company anticipates that the adoption of SFAS No. 128 - Earnings Per Share for the year ending December 31, 1997, will not result in disclosures that are materially different than those currently required by generally

PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

Part II. Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

        27     Financial Data Schedule

(b) The following report was filed on Form 8-K in the third quarter ended September 30, 1997:
        None

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


                      THE NEWHALL LAND AND FARMING COMPANY
                       (a California Limited Partnership)
                                   Registrant

                   By Newhall Management Limited Partnership,
                            Managing General Partner

                       By Newhall Management Corporation,
                            Managing General Partner



Date: November 10, 1997          By  /s/ THOMAS L. LEE
                                    --------------------------------------------
                                     Thomas L. Lee, Chairman and Chief Executive
                                     Officer of Newhall Management Corporation
                                     (Principal Executive Officer)



Date: November 10, 1997          By  /s/ STUART R. MORK
                                    --------------------------------------------
                                     Stuart R. Mork, Senior Vice President and
                                     Chief Financial Officer of Newhall
                                     Management Corporation (Principal
                                     Financial Officer)



Date: November 10, 1997          By  /s/ DONALD L. KIMBALL
                                    --------------------------------------------
                                     Donald L. Kimball, Vice President - Finance
                                     and Controller of Newhall Management
                                     Corporation (Principal Accounting Officer)