Form 10-K
period 1997-12-31
NEWHALL LAND & FARMING CO /CA/
filed 1998-03-25
CIK 751976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             Name of each exchange
        Title of each class                   on which registered
        -------------------                  ---------------------

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

                                YES [X]   NO [ ]


        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of depositary receipts held by non-affiliates based upon the closing price of such depositary receipts on the New York Stock Exchange on February 28, 1998 was $1,115,983,372.

                      THE NEWHALL LAND AND FARMING COMPANY

                                      1997
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                 Page
PART I                                                                         Number
                                                                               ------
Item   1.      Business                                                           1

Item   2.      Properties                                                         7

Item   3.      Legal Proceedings                                                  9

Item   4.      Submission of Matters to a Vote of Security Holders                9


PART II

Item   5.      Market for the Registrant's Depositary Units and Related
                 Security Holder Matters                                          9

Item   6.      Selected Financial Data                                           10

Item   7.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                       12

Item   8.      Financial Statements and Supplementary Data                       21

Item   9.      Changes In and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                        38


PART III

Item   10.     Directors and Executive Officers of the Registrant                39

Item   11.     Executive Compensation                                            45

Item   12.     Security Ownership of Certain Beneficial Owners and Management    56

Item   13.     Certain Relationships and Related Transactions                    56


Part IV

Item   14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K    57

SIGNATURES                                                                       60

SCHEDULE III      Real Estate and Accumulated Depreciation                       62

INDEX TO EXHIBITS                                                                65

                                     PART I

ITEM  1.  BUSINESS

INTRODUCTION

The Newhall Land and Farming Company (a California Limited Partnership) ("the Company" or "the Partnership") is engaged in the development of residential, industrial and commercial real estate and in agriculture, on its approximately 91,000 acres in California. The interests in the Company (other than those held by the general partners) are represented by transferable Depositary Units listed on the New York and Pacific Stock Exchanges under the ticker symbol NHL. The Company was reorganized from a corporation to a limited partnership on January 8, 1985. The predecessor corporation was established in 1883 by the family of Henry Mayo Newhall; the shares of the corporation were listed on the New York Stock Exchange in 1970.

The Company's primary business is developing master-planned communities. Since 1965, the Company has been developing the town of Valencia on a portion of the Company's landholdings in Los Angeles County which now is home to approximately 36,000 residents and 1,200 companies that provide 31,000 jobs. With approximately 7,600 acres remaining to be developed, and build-out expected by 2005, Valencia is the regional center for north Los Angeles County and the northern gateway to the entire Los Angeles metropolitan area. Regional centers generate long-term increases in land values with the more intensive development of industrial and commercial business parks and shopping centers, along with a broad range of single-family and multi-family homes.

In 1994, the Company started the entitlement process on Newhall Ranch, a new master-planned community to be located on 12,000 acres adjacent to Valencia and west of Interstate 5. This 24,000-home new town will contain commercial and business park uses within its five villages and includes almost 6,000 acres of open space. In 1997, the Los Angeles County Regional Planning Commission approved the Specific Plan, the Environmental Impact Report and provided other related approvals for this project. The next step in the approval process involves public hearings before the Los Angeles County Board of Supervisors, which is expected to begin in the spring of 1998. Development is planned to begin around the year 2000.

Valencia and Newhall Ranch together form one of the nation's most valuable landholdings. They are located on the Company's prime landholding approximately 30 miles north of downtown Los Angeles and just north of the San Fernando Valley, which has a population of over 1.3 million people. The property is bisected by Interstate 5, California's principal north-south freeway, and four major freeways intersect Interstate 5 within ten minutes of Valencia. This provides businesses and residents easy access to the Los Angeles metropolitan area, major airports and the ports of Los Angeles and Long Beach.

In the late 1980s, the Company adopted the strategy of selling farm properties with little or no potential for development and re-deploying the proceeds into real estate operations. As of December 31, 1997, more than 30,000 acres of non-strategic farm land have been sold, including 1,673 acres of vineyard and undeveloped land at the Suey Ranch sold in 1997.

Financial information concerning the Company's business segments appears in Note 10 of the Notes to Consolidated Financial Statements in this Annual Report. Information regarding competition and compliance with governmental and environmental regulations appears in the Inflation, Risks and Related Factors section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report. The Company is not dependent on a single or a few customers for a significant portion of its revenues. At December 31, 1997, the Company employed 210 persons, including 7 classified as seasonal/temporary.

APPRAISAL OF REAL PROPERTY ASSETS

The Company obtains annual appraisals of substantially all of its real property assets. The independent firm of Buss-Shelger Associates, MAI real estate appraisers, appraised the market value of the Company's real property assets to be $999 million at December 31, 1997 compared to an aggregate net book cost of $299 million. The appraised properties did not include oil and gas assets, water supply systems, cash and cash equivalents and certain other assets. The net appraised value of the Company's total assets, including assets not independently appraised, was $872 million, after reducing for debt and certain other liabilities as shown in the table on page 3.

For the purpose of the appraisals, market value was defined as the most probable price in terms of money which a property should bring in a competitive and open market under all conditions requisite to a fair sale, the buyer and seller each acting prudently, knowledgeably and assuming the price is not affected by undue stimulus. A significant portion of the appraised real property assets is located on the Company's 36,500 acres, 30 miles north of downtown Los Angeles and currently is undeveloped. The appraised value of undeveloped assets reflects the discount or developer's profit necessary to provide a third-party buyer with the incentive to purchase and undertake the risks inherent in the development process.

Entitlements and the continuing development of Valencia enhance the appraised value of the Company's land assets. Although raw land increases in value as development opportunities arise, the most significant increase occurs when necessary land use entitlements, including zoning and mapping approvals, are obtained from city and county governments. The appraised value of the Company's land and income-producing properties in the Valencia master-planned community has increased from $222 million in 1984, the first year independent property appraisals were obtained, to $845 million in 1997. The Company's net appraised value has increased from $11.74 to $25.25 on a per unit basis over the same 14-year period.

A summary of appraised values of properties owned for each of the last five years as of December 31 follows (the appraisals were performed by independent appraisers except as noted):

APPRAISED  VALUES


                                              1997                           1996                   1995
                                    ----------------------------   ----------------------   -------------------
                                                         Percent                 Percent                Percent
$ in millions, except per unit      Acres    Amount       Change    Amount        Change    Amount       Change
-----------------------------------------------------------------------------------------------------------------
Valencia and nearby properties      7,600   $    420         --%   $   420          (7)%   $   450          (7)%

Income-producing real estate          910        425         14        372          16         321          15
                                   ------------------------------------------------------------------------------

Total Valencia area  properties     8,510        845          7        792           3         771           1

Other community development
   properties: Newhall Ranch,
   McDowell Mountain (1),
   Cowell and Suey                 48,660         84         20         70         (29)         98          14

Agricultural properties            34,050         64          3         62           3          60         (10)

Mortgage and other debt                         (157)        (4)      (163)          7        (152)          4
     at book carrying value

All other, net, not
     independently appraised                      36        (27)        49         (20)         61          97
                                   ------------------------------------------------------------------------------


Net appraised value                91,220   $    872          8%   $   810          (3)%   $   838           4%
                                   ==============================================================================

Number of partnership units
      outstanding ( 000's )                   34,527         --     34,701          (3)%    35,910          (2)%
                                            =====================================================================

Net appraised value
     per partnership unit                   $  25.25          8%   $ 23.35          --%    $ 23.32           7%
                                            =====================================================================


                                            1994                  1993
                                    --------------------   --------------------
                                                 Percent                Percent
$ in millions, except per unit      Amount        Change   Amount        Change
-------------------------------------------------------------------------------
Valencia and nearby properties      $  486           3%    $  472          (4)%

Income-producing real estate           280           3        273           5
                                  ---------------------------------------------

Total Valencia area  properties        766           3        745          (1)

Other community development
   properties: Newhall Ranch,
   McDowell Mountain (1),
   Cowell and Suey                      86          30         66          22

Agricultural properties                 67         (16)        80          (8)

Mortgage and other debt               (146)        (16)      (174)         32
     at book carrying value

All other, net, not
     independently appraised            31         (45)        56          19
                                  ---------------------------------------------


Net appraised value                 $  804           4%    $  773          (4)%
                                  =============================================

Number of partnership units
      outstanding ( 000's )         36,761          --     36,757          --
                                  =============================================

Net appraised value
     per partnership unit         $  21.86           4%  $  21.04          (4)%
                                  =============================================



Appraised values are judgments. Land and property appraisals are an estimated value based on the sale of comparably located and zoned real estate or on the present value of income anticipated from commercial properties. There is no assurance that the appraised value of property would be received if any of the assets were sold. No assumptions have been made with respect to the bulk sale of the Company's total real estate assets. Certain reclassifications within categories have been made to conform to the current year presentation; however, prior period amounts have not been restated to reflect land sale activity, unit repurchases or distributions to unitholders. For the five-year period ended 1997, the Company has invested $39 million in unit repurchases and paid out $75 million in distributions.


(1) McDowell Mountain Ranch in Scottsdale, Arizona was sold in 1996.

REAL ESTATE

The Company is developing the communities of Valencia and Newhall Ranch on its remaining 20,000 contiguous acres of prime property in Los Angeles County, California. Plans for the future include 35,000 new homes and 22 million square feet of commercial and industrial development.

Valencia's development is focused around a town center and is based on a master plan with residential and industrial developments forming the basic community structure. Valencia is supported by shopping centers, schools, colleges, hospital and medical facilities, golf courses, professional offices and a range of recreational amenities. A system of landscaped and lighted pedestrian walkways, known as paseos, provide most residents with access to schools, retail, parks and recreation centers avoiding automobile traffic. Approximately 7,600 acres including 11,000 homes remain to be developed in Valencia. The Company's goal is to complete the build-out Valencia by 2005.

The Company also develops and operates a growing portfolio of commercial properties, and provides building-ready sites for sale to industrial and commercial developers and users. For additional information regarding the Company's business refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

RESIDENTIAL DEVELOPMENT AND LAND SALES

VALENCIA

Residential absorption in Valencia has been on the rise in recent years and, in 1997, new home sales in Valencia by all sellers jumped to 657, an eight-year high, representing 41% of the Santa Clarita Valley and 12% of all new home sales activity for Los Angeles County. To appeal to a wider variety of homebuyers, the Company is expanding its housing opportunities to include new "lifestyle villages" such as lake and golf-oriented communities.

A total of 888 home and lot sale closings were recorded by the Company in Valencia in 1997, a 55% increase over 1996. The Company's growth goal is to increase absorption to an average of 1,500 homes per year, including apartments, a level more than twice Valencia's historical average. Plans to accelerate absorption and maximize earnings and cash flow include marketing for sale selected larger entitled, unimproved land parcels, such as the 366-home North Hills parcel sold to Taylor Woodrow in 1997. This will augment the Company's traditional finished lot sale program and joint-venture homebuilding program.

Through the merchant builder lot sale program, the Company sells lots to merchant builders to construct homes and recognizes revenues and income upon sale of lots to the builder. In 1997, a record number of residential lots in Valencia, totaling 754 for the year, were sold to merchant builders including 366 entitled, unimproved lots to Taylor Woodrow. At December 31, 1997, a total of 37 residential lots were in escrow, which subsequently closed in the first quarter of 1998. The Company is in active negotiations for the sale of several parcels.

Escrow closings from the Company's homebuilding joint ventures totaled 134 in 1997 and represented only 15% of the Company's total home and lot closings in Valencia in 1997 compared with 45% in 1996. This declining sales mix is expected to continue in 1998. The Company's strategy in an expanding real estate market is to accelerate absorption through an expanded merchant builder program to capture demand.

INDUSTRIAL/COMMERCIAL DEVELOPMENT AND LAND SALES

The Company develops the infrastructure, provides sites for sale to industrial/commercial users, develops industrial/commercial real estate projects on a build-to-suit basis and constructs inventory buildings for lease. Valencia's location just 30 miles from downtown Los Angeles on Interstate 5, California's major north-south freeway, provides an attractive environment for industrial, commercial, service, distribution and entertainment businesses. Valencia Commerce Center and Valencia Industrial Center are home to 600 companies which employ more than 20,000 people. The industrial real estate market has improved dramatically within the past year, driving down vacancy rates in Los Angeles County to 6.7 percent and creating a shortage of quality space.

The Company is marketing industrial and commercial land as Valencia Gateway, the largest master-planned business park in Los Angeles County, encompassing 4,500 acres, with 1,350 acres remaining for future development. Industrial land sales, industrial build-to-suit and build-to-lease projects will be concentrated in Valencia Commerce Center, the Company's 1,600-acre business park. Valencia's industrial vacancy rate was at a historical low of under one percent at December 31, 1997, and with approximately 600 net acres of industrial land remaining, the Company is poised for substantial absorption gains. The goal is to absorb up to 80 net acres, or about 1.5 million square feet of new space, and bring at least 1,500 new jobs to Valencia each year. This absorption is nearly double Valencia's historical average.

In 1997, sales of nine industrial parcels totaling 62.0 acres and three industrial buildings on 10.2 acres were completed. This industrial activity represents an eight-year high for the Company. Three commercial land parcels totaling 8.9 acres also were sold in 1997. The largest contributor to industrial and commercial land sales in 1997 was the sale of the 208-unit StoneCreek apartment complex. This transaction, along with the sale of the Orchard Plaza office building, are part of the Company's strategy of selling selective properties to take advantage of market conditions and re-investing the proceeds in new projects to maximize returns to unitholders.

At December 31, 1997, six parcels totaling 25.4 industrial acres, 16.8 commercial acres and one build-to-suit in Valencia Commerce Center were in escrow, with closings scheduled in 1998. The Company's ability to complete sales in escrow and future land sales is subject to market conditions beyond the control of the Company. At the end of 1997, industrial buildings totaling 101,000 square feet were in various stages of development as part of the Company's build-to-suit and build-to-lease program to increase absorption of industrial land.

The Company expects industrial inventory to be adequate to meet anticipated demand with over 91 fully entitled acres, 195 acres tentatively approved and 289 acres approved and unmapped. Final plans for a portion of this land are subject to review by government agencies before development can proceed.

COMMUNITY DEVELOPMENT

The Company's community development activities are focused on securing the necessary governmental land use approvals as well as an intensified strategic marketing program to support the build-out of Valencia by 2005 and begin development of Newhall Ranch, a new master-planned community located on the Company's 12,000 acres west of Valencia.

In 1997, significant entitlement progress was made for the remaining 35,000 homes planned in Los Angeles County. Projects with nearly 2,500 new homes received final approval, including Lago de Valencia, a 1,100-home lake project. The Los Angeles County Regional Planning Commission approved the Specific Plan, the Environmental Impact Report and provided other related approvals for Newhall Ranch, a master-planned community for 24,000 homes plus commercial and business park uses in five villages. The next step in the approval process for Newhall Ranch involves public hearings before the Los Angeles County Board of Supervisors, which are expected to begin in the spring of 1998.

COMMERCIAL REAL ESTATE DEVELOPMENT

The Company continues its aggressive commercial portfolio expansion program to meet demand. In 1997, the City of Santa Clarita, of which Valencia is a part, was recognized by the California Retail Survey as the fastest growing retail market in California. Independent research indicates that new retail demand in the Santa Clarita Valley should exceed 600,000 square feet over the next five years.

The largest project under development is Valencia Marketplace, a 720,000-square-foot, value-oriented shopping center, with one mile of freeway frontage along Interstate 5. In 1997, Circuit City, Payless Shoe Source, Vons supermarket, Nurseryland, several restaurants and small retailers joined Wal*Mart, Toys R Us, Staples and Sport Chalet, which opened in the fourth quarter of 1996. The project is 86% constructed with completion scheduled in 1998.

The majority of income property development activity is focused in Valencia Town Center along pedestrian-oriented Town Center Drive, a mixed-use "main street" extending west from the Company's regional shopping mall. Projects under construction include a 250-room Hyatt Valencia Hotel with a 26,000-square-foot conference center; a 100,000-square-foot, 3-D IMAX theatre complex with 12 additional movie screens; and a six-story, 130,000-square-foot office building where Princess Cruises' customer service group will occupy the top five floors, with the ground floor reserved for retail. An additional 60,000 square feet of retail space also is under construction in Valencia Town Center.

For a description of the commercial properties, major tenants and occupancy rates at December 31, 1997, see Item 2 - Properties.

VALENCIA WATER COMPANY

Valencia Water Company, a wholly-owned subsidiary that supplies water to Valencia and other adjacent developments, is a regulated public utility serving over 18,000 metered customers. The water supply for the service area is obtained from wells owned by Valencia Water Company and by purchases from the California State Water Project. In 1997, 56% of Valencia Water Company's water was supplied through ground sources.

AGRICULTURE

The Company's agricultural division consists of farming and energy operations. Approximately 55,000 acres of ranch land at the Suey and Newhall Ranches not suitable for cultivation are leased out for cattle grazing. In line with the Company's strategy of selling farm properties with little or no potential for development, 1,673 acres of vineyards and undeveloped land at the Suey Ranch were sold in 1997. An option on the remaining 3,940 acres at the Merced Ranch, which was expected to close escrow in the fourth quarter of 1997, has been cancelled. The Company will continue to market the property for sale in 1998.

Agricultural operations will continue to provide returns from Newhall Orchard in Ventura County and Suey Ranch where all or some portions, unsuited for development, may be sold in the future. The 14,000-acre New Columbia Ranch provides returns primarily from leasing land to tenants.

Energy operations consist of royalty interests in oil and gas assets on the Newhall Ranch and Meridian Ranch, which was sold in 1994, where the Company retains a 50% royalty interest until June 30, 2000. In total, the Company has royalty interests in 160 oil wells and 16 gas wells. Energy operations do not represent a material source of revenues and income for the Company.

FARMING

Large scale, highly mechanized farming operations are conducted on three of the Company's ranches. Labor intensive crops are generally grown by tenants to whom land is leased on both cash and percentage-of-crop terms. Of the Company's land devoted to farming, over 60% is leased to others. Approximately two-thirds of the Company's farm crop is marketed through agricultural cooperatives. The remainder, such as tomatoes, grapes, alfalfa and wheat, is marketed directly by the Company.

The Company's ranches supply most of their water through underground sources and are not dependent on state or federal water projects. The Company continues to improve conservation practices to minimize the cost of irrigation and the amount of water used.

The principal agricultural properties include the Merced and New Columbia Ranches in the San Joaquin Valley, the Newhall Orchard in Ventura County and the Suey Ranch in Santa Barbara and San Luis Obispo Counties. During the calendar year 1997, the Company and its tenants raised over 20 different crops.

The following table shows the approximate planted acreage of significant crops during 1997:

Crop                  Acreage     Crop           Acreage      Crop          Acreage
----                  -------     ----           -------      ----          -------
Alfalfa               2,196       Corn            1,208       Oranges         847
Almonds                 145       Cotton          5,999       Safflower       606
Avocado                 107       Grapefruit         28       Sudan Grass     103
Barley                1,475       Grapes            288       Sugarbeets      140
Beans                 1,000       Lemons            481       Tomatoes      1,156
Carrots                 297       Melons            194       Vegetables    1,579
Christmas Trees          29       Oats              606       Wheat         2,332


ITEM 2.  PROPERTIES

LAND

Listed below is the location and acreage of properties owned by the Company at December 31, 1997:

         Ranch                State            County                      Acreage
      ------------         -----------      --------------                ---------
      Cowell               California       Contra Costa                       110
      Merced               California       Merced                           3,940
      New Columbia         California       Madera                          14,000
      Suey                 California       Santa Barbara/San Luis Obispo   36,590

      Newhall              California       Los Angeles/Ventura             36,580
                                                                            ------
                                                                            91,220
                                                                            ======

PLANTS AND BUILDINGS

Agriculture - Various buildings located at three farming operations in California.

Commercial Real Estate - Listed below are square footage, occupancy and anchor tenants of major commercial properties owned by the Company at December 31, 1997. Other commercial properties not shown in the table include various commercial and industrial buildings. The Company also has numerous land leases including 541 acres for a landfill. The commercial properties are leased to 311 tenants, not including apartment complexes.

                                               Gross        Occupancy at
Shopping Centers                Date Open      Sq. Ft.        12-31-97          Major Tenants
-------------------------       ---------     -------       ------------  -------------------------
Valencia Town Center               1992       790,000           97%(4)    Robinsons-May, JC Penney,
                                                                          Sears
Castaic Village                    1992        91,800           97%       Ralphs, PayLess Drugstores
River Oaks                         1987       273,500           96%       Mervyn's, Target
NorthPark Village Square           1996        69,000(3)       100%       Ralphs Supermarket
                                            ---------
                                            1,224,300
                                            ---------
Office and Mixed Use Projects
City Center Office Building         1991(1)    44,760          100%       Bank of America
Valley Business Center              1987       56,800          100%       Gold's Gym
Newhall Land Headquarters           1978       59,300          100%
Town Center Office Building         1996       57,000           65%       Dean Witter Reynolds, Inc.,
                                                                            Valencia National Bank
Plaza Del Rancho                    1997       51,000           85%       Carl's Jr. Restaurant
                                            ---------
                                              268,860
                                            ---------
Build-to-Suit
Facilities/Restaurants
-------------------------
Office/Records Storage              1996       35,000          100%       S. C. Healthcare  Management
Retail Store                        1994        7,000          100%       Trader Joe's
Restaurant                          1986       11,057          100%       El Torito
Restaurant                          1990        6,140          100%       Hamburger Hamlet
Restaurant                          1984        3,835          100%       Wendy's
Restaurant (ground lease)           1986        9,487          100%       Red Lobster
Industrial Building                 1997       71,750          100%       Cosmic Plastics
Spectrum / Valencia                 1997       55,000          100%       Spectrum Health Club
                                            ---------
                                              199,269
                                            ---------

Hotel                                           Rooms
-----------------------------                   -----
Valencia Hilton Garden Inn         1991           152      82% for the
(75% joint venture interest)                                   year

Apartment Complexes                             Units
-----------------------------                   -----
Portofino                          1989           216           99%
Northglen                          1988           234           98%
SkyCrest                           1997           264          100%
                                                  ---
                                                  714
                                                  ---

The following commercial properties were under construction at December 31, 1997:

                                                             Percent
                                   Estimated   Gross         Leased
Shopping Centers                  Completion   Sq. Ft.      at 12-3 97          Major Tenants/Lessee
----------------------------      ----------  -------       ----------   ----------------------------------
Valencia Marketplace                1998(2)   720,000           83%      Wal*Mart, Circuit City, Toys R Us,
                                                                            Staples, Sport Chalet, Vons
                                                                            Supermarket
Mixed-Use Projects
Entertainment Complex               1998      100,000                    IMAX / Edwards Theaters
Valencia Town Center Retail         1998       60,000


Office Buildings
----------------------------
Six-story Office Building           1998      130,000                    Princess Cruises

                                               Rooms/
Hotel                                          Sq. Ft
----------------------------                  -------
Hyatt Valencia Hotel and                          250          N/A
  Santa Clarita Conference Center              26,000


(1)     Acquired in 1991
(2)     86% constructed as of December 31, 1997
(3) Does not include 16,700 square feet for a Rite Aid drug store and 5,600 square feet of additional retail space to be constructed in 1998
(4)     Including 7% for temporary tenants and signed leases to open in 1998

Valencia Water Company - 16 distribution reservoirs, 18 booster pumping stations, 18 wells, approximately 223 miles of pipeline and other utility facilities and an 18,000-square-foot office/warehouse building on 2.5 acres of land.

All of the commercial real estate properties and the properties of Valencia Water Company are located in and around Valencia, California and are owned by the Company. A $45.3 million mortgage maturing in 1999 is secured by the Portofino, Northglen and SkyCrest apartment complexes, River Oaks shopping center, and the Company's headquarters building. At December 31, 1997, borrowings totaling $40 million were outstanding against a $40 million revolving mortgage facility secured by Valencia Town Center. An $11 million financing is secured by the water utility plant of Valencia Water Company. For additional information concerning encumbrances against Company properties, refer to Note 7 of the Notes to Consolidated Financial Statements in this Annual Report.

For additional information on the Company's properties, refer to the summary of appraised values on page 3 and Schedule III - Real Estate and Accumulated Depreciation on pages 64 and 65.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S DEPOSITARY UNITS AND RELATED
        SECURITY HOLDER MATTERS

Market Price and Distribution Data
Years ended December 31

                                Market Price
                      ----------------------------------
                          1997                1996                                      Distributions
-----------------------------------------------------------------------------------------------------
Per unit              High      Low       High       Low                                 1997   1996
-----------------------------------------------------------------------------------------------------
First quarter         $ 18 1/8  $ 16 1/2  $ 18 3/4   $ 15 1/8       First quarter        $.18   $.10
Second quarter          22 1/4    17 1/4    18 3/8     15 7/8       Second quarter        .10    .10
Third quarter           24 7/8    21 1/2    17 3/4     15           Third quarter         .10    .10
Fourth quarter          32        22 7/8    17         15           Fourth quarter        .10    .10
-----------------------------------------------------------------------------------------------------
Year's high and low   $ 32      $ 16 1/2  $ 18 3/4   $ 15           Total distributions  $.48   $.40
=====================================================================================================

                                   1997            1996
----------------------------------------------------------
December 31, closing price         $30            $16 7/8
==========================================================


The Company's partnership units are traded on the New York and Pacific Stock Exchanges under the ticker symbol NHL and, at December 31, 1997, the Company had 1,394 unitholders of record. The Company has paid uninterrupted quarterly cash distributions since 1936. The declaration of any distribution and the amount declared, is determined by the Board of Directors taking into account the Company's earnings, cash requirements, financial condition and prospects.

ITEM 6.  SELECTED FINANCIAL DATA

                                                   1997          1996          1995          1994          1993          1992
-----------------------------------------------------------------------------------------------------------------------------------
In thousands, except per unit, percentages and sales information
OPERATING RESULTS
  Revenues                                      $  207,701    $  220,186    $  175,597    $  134,268    $  105,452    $  128,182
  Operating income                                  63,898        60,584        46,482        34,607        28,538        31,636
  General and administrative expense (1)           (10,268)       (9,133)       (8,547)       (8,578)       (7,710)       (6,806)
  Interest and other, net                           (9,137)       (9,562)      (10,618)      (10,455)       (8,031)       (7,619)
  Net income                                        44,493        41,889        27,317        15,574        12,797        17,211
  Depreciation and amortization (included
     in net income)                                (10,148)       (8,857)       (7,698)       (7,690)       (7,329)       (6,471)
-----------------------------------------------------------------------------------------------------------------------------------

PER UNIT INFORMATION
  Net income                                    $     1.29    $     1.19    $      .75    $      .42    $      .35    $      .47
  Net income - assuming dilution                      1.28          1.18           .75           .42           .35           .47
  Distributions (including special)                    .48           .40           .40           .40           .40           .60
  Partners' capital                                   4.21          3.48          3.14          3.06          3.03          3.08
  Appraised value                                    25.25         23.35         23.32         21.86         21.04         22.01
  Market price - high                                32            18   3/4      17            17   1/4      17   1/2      20   3/8
                          low                        16    1/2     15            12   1/8      12            13   1/2      12
                          year-end closing           30            16   7/8      17            12   1/8      16            14   1/4
-----------------------------------------------------------------------------------------------------------------------------------

FINANCIAL POSITION
  Land under development                        $   53,875    $   63,266    $   88,457    $   87,423    $   73,078    $   50,127
  Income-producing properties, net                 227,203       182,641       134,504       135,858       134,384       161,615
  Total assets                                     403,932       373,488       349,753       343,792       359,898       323,082

  Mortgage and other debt                          156,946       163,256       152,302       145,991       174,157       131,849
  Other long-term obligations                       40,393        37,544        36,270        30,922        33,414        28,609
  Total liabilities                                258,655       252,835       236,897       231,435       248,619       210,033

  Partners' capital                                145,277       120,653       112,856       112,357       111,279       113,049
  Market capitalization at year end              1,035,810       585,575       610,470       445,727       588,112       523,830
-----------------------------------------------------------------------------------------------------------------------------------

STATISTICS
  Return on total book capital                          15%           15%           10%            6%            4%            7%
  Total debt as a percent of total book
     capitalization                                     52%           58%           57%           57%           61%           54%
  Total debt as a percent of total market
     capitalization                                     13%           22%           20%           25%           23%           20%
  Units outstanding - weighted average              34,520        35,292        36,241        36,757        36,757        36,759
                    - weighted average diluted      34,750        35,411        36,272        36,789        36,790        36,796
                    - year end                      34,527        34,701        35,910        36,761        36,757        36,760
-----------------------------------------------------------------------------------------------------------------------------------

SALES INFORMATION
  Residential lots and homes sold                      888         1,284(2)      1,233(2)      1,026(2)        113           487
  Industrial and commercial acres sold                  81.0          36.9          38.5          12.0          28.9           4.5
  Farm acres sold                                    1,673           544         5,501         5,370         3,900         6,750
-----------------------------------------------------------------------------------------------------------------------------------

(1)     Includes expense from unit ownership plans.
(2) Includes lots sold at McDowell Mountain Ranch in Arizona prior to the sale of the project in 1996.


                                                1991           1990           1989           1988           1987
------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
  Revenues                                 $   150,762    $   192,886    $   234,450    $   203,607    $   177,511
  Operating income                              43,232         48,487         81,468         68,177         49,163
  General and administrative expense (1)        (8,749)        (5,381)       (10,880)       (16,281)        (8,436)
  Interest and other, net                       (4,398)        (4,728)        (1,865)         1,722         (1,108)
  Net income                                    30,085         38,378         68,723         53,618         39,619
  Depreciation and amortization (included
     in net income)                             (7,701)        (8,441)        (6,725)        (5,149)        (4,693)
--------------------------------------------------------------------------------------------------------------------

PER UNIT INFORMATION
  Net income                               $       .82    $      1.03    $      1.75    $      1.36    $       .96
  Net income - assuming dilution                   .82           1.02           1.74           1.35            .96
  Distributions (including special)                .80            .80            .85            .53            .43
  Partners' capital                               3.20           3.18           4.12           4.05           3.37
  Appraised value                                23.70          25.33          28.52          24.24          19.38
  Market price - high                            22   1/2       32   1/2       35   3/4       28   3/8       21   1/4
                          low                    13   1/2       14   7/8       25   1/8       15             10   7/8
                          year-end closing       19   1/4       16             30   1/8       28   5/16      15
--------------------------------------------------------------------------------------------------------------------

FINANCIAL POSITION
  Land under development                   $    67,769    $    73,527    $    94,510    $    86,010    $    66,164
  Income-producing properties, net             116,875         91,783         92,365         71,205         40,032
  Total assets                                 280,575        265,406        279,645        299,229        256,126

  Mortgage and other debt                       78,556         60,302         30,676         59,717         59,857
  Other long-term obligations                   27,762         25,920         16,867         15,277         13,640
  Total liabilities                            162,790        148,459        120,203        139,172        121,349

  Partners' capital                            117,785        116,947        159,442        160,057        134,777
  Market capitalization at year end            707,534        588,080      1,166,048      1,119,476        600,000
--------------------------------------------------------------------------------------------------------------------

STATISTICS
  Return on total book capital                      15%            22%            36%            24%            20%
  Total debt as a percent of total book
     capitalization                                 40%            34%            16%            27%            31%
  Total debt as a percent of total market
     capitalization                                 10%             9%             3%             5%             9%
  Units outstanding - weighted average          36,755         37,393         39,286         39,561         41,220
                    - weighted average diluted  36,831         37,543         39,488         39,666         41,270
                    - year end                  36,755         36,755         38,707         39,540         40,000
--------------------------------------------------------------------------------------------------------------------

SALES INFORMATION
  Residential lots and homes sold                  233            540            812            733            540
  Industrial and commercial acres sold              73.5           24.3           23.8          104.2           44.7
  Farm acres sold                                2,989          3,950              -              -              -
--------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Years ended December 31, 1997, 1996 and 1995

RESULTS OF OPERATIONS

Net income increased to $44.5 million in 1997, the fourth consecutive year of higher earnings. The continued upswing in the California economy resulted in increased market demand and further improvements in all three segments of the Company's real estate operations in Valencia - residential, commercial and industrial. Residential lot and joint-venture home sales in Valencia reached an eight-year high, as did absorption of industrial and commercial land.

The major contributors to the year's earnings were two strategic sales, a 208-unit apartment complex and a portion of the Suey Ranch, along with a high margin sale of 366 entitled, unimproved residential lots. These three sales added $53.2 million to revenues and $40.0 million to income in 1997. The primary contributor to 1996 results was the sale of the McDowell Mountain Ranch project for $43.6 million, adding $24.4 million to income.

With the continuation of the economic improvement in Southern California and resulting strong real estate markets, the Company expects further improvement in earnings in 1998. A five-year summary of revenues and operating income for each of the Company's business segments is listed below:

FIVE YEAR SUMMARY

                                                                Years ended December 31,
                                             -------------------------------------------------------------
In thousands                                    1997         1996        1995          1994         1993
                                             ---------    ---------    ---------    ---------    ---------
Revenues  Real estate
           Residential home and land sales
             Valencia                        $  67,682    $  79,533    $  58,160    $  36,022    $  31,499
             McDowell Mountain Ranch                 -       49,101       16,602       21,984            -
           Industrial and                       61,996       29,844       41,396       11,667       15,811
           commercial sales
          Commercial operations
            Income-producing                    33,404       28,742       28,704       28,835       24,762
            properties
            Valencia Water Company              11,170        9,762        8,631        6,479        6,426
          Agriculture
           Operations                           15,487       16,459       14,676       17,481       17,042
           Ranch sales                          17,962        6,745        7,428       11,800        9,912
                                             ---------    ---------    ---------    ---------    ---------
Total Revenues                               $ 207,701    $ 220,186    $ 175,597    $ 134,268    $ 105,452
                                             =========    =========    =========    =========    =========
Operating Income
         Real estate
           Residential home and land sales
             Valencia                        $  15,495    $  14,116    $   7,102    $   4,487    $   8,116
             McDowell Mountain Ranch                 -       26,267        2,741        6,719            -
           Industrial and                       19,216        3,775       17,702        5,048        4,422
           commercial sales
          Community development                (11,034)     (11,670)      (6,766)      (6,679)      (6,126)
          Commercial operations
            Income-producing                    15,580       14,080       15,158       13,785       11,913
            properties
            Valencia Water Company               3,268        3,212        2,387        1,370        1,671
         Agriculture
          Operations                             4,378        4,798        3,529        4,350        3,372
          Ranch sales                           16,995        6,006        4,629        9,227        5,170
         Earthquake damage                           -            -            -       (3,700)           -
                                             ---------    ---------    ---------    ---------    ---------
Total Operating Income                       $  63,898    $  60,584    $  46,482    $  34,607    $  28,538
                                             =========    =========    =========    =========    =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESIDENTIAL HOME AND LAND SALES
VALENCIA

Newhall Land's successful strategy of selling residential lots to merchant builders and home sales through joint ventures continues to increase new home absorption in Valencia. In 1997, new home sales in Valencia by all sellers increased 20% to 657, the highest total since 1989, the peak of the last real estate market cycle in Southern California. This was the fifth consecutive year new home sales increased, reflecting the strengthened real estate market, a wider range of choices and prices offered to homebuyers, and the growing recognition that the master-planned community of Valencia offers a superior quality of life. At December 31, 1997, merchant builders and the Company's joint-venture partners combined had 171 homes in escrow, 217% higher than at the close of 1996 and 144% higher than at December 31, 1995.

Revenues and income are recorded by the Company on residential lot sales when title is transferred to the merchant builder who, in turn, builds homes for sale. The Company also participates in home construction on lots it owns by establishing joint ventures with builders who have created innovative new home designs, targeting niche markets not met by merchant builders. Through the joint-venture program, Newhall Land recognizes its portion of revenues and income upon close of escrow to the homebuyer. The Company's participation in joint ventures enables it to generate increased income as it receives a portion of the homebuilding profits in return for sharing in the risk of homebuilding, and in some cases, financing construction costs.

In 1997, a total of 888 home and lot sale closings were recorded by the Company in Valencia, a 55% increase over the previous year. Results for 1996 also included the sale of 491 entitled, unimproved residential lots in Castaic, a community north of Valencia. The Company's strategy in an improving real estate market is to accelerate the pace of development in Valencia through an expanded merchant builder program to capture demand. As a result, joint ventures are declining and accounted for only 15% of the Company's Valencia home and lot closings in 1997 compared with 45% in 1996. This declining sales mix trend is expected to continue in 1998. Continued improvement in lot and home sales is dependent on economic conditions and, over the longer term, on the Company's ability to secure the necessary entitlements that will allow it to offer products that meet the needs of homebuyers.

Merchant Builder Program: The Company sold a total of 754 lots in Valencia to merchant builders in 1997, an increase of 137% over 1996. These sales contributed $38.1 million to revenues and $16.6 million to income. Gross profit margins from these lot sales averaged 31% and return per net acre averaged $131,000, excluding the high margin sale of 366 entitled, unimproved lots.

In 1996, 318 lots in Valencia were sold to merchant builders adding $21.9 million to revenues and $6.4 million to income. Gross profit margins from these lot sales averaged just over 29% and return per net acre averaged $123,000, an amount increased by the sale of 80 lots for a higher density, single-family project. In addition, the sale of 491 entitled, unimproved residential lots on Company-owned land in Castaic, a community north of Valencia, for $4.5 million added $4.3 million to operating income. In 1995, a total of 261 residential lots sold to merchant builders added $16.6 million to revenues and $5.3 million to income. Gross profit margins on these sales averaged just over 30% and benefited from the sale of 98 lots for a higher density, single-family project.

Deferred revenues of $1.4 million and income of $422,000 were recognized in 1997 from prior residential lot sales under percentage of completion accounting. In 1996 and 1995, deferred revenues of $1.9 million and $1.7 million and income of $983,000 and $205,000 were recognized, respectively.

Merchant builders in Valencia closed escrow on 404 homes in 1997, 302 homes in 1996 and 235 homes in 1995. While the Company does not participate directly in profits generated from escrow closings by merchant builders, the absorption of these previously sold lots is key to the Company's future success in selling additional lots.

The Company continues to attract additional merchant builders to Valencia through its successful marketing program. During 1997, four new merchant builders purchased land in Valencia, including two international firms. At December 31, 1997, 37 residential lots were in escrow, which subsequently closed in the first quarter of 1998. The Company is in active negotiations for the sale of several parcels. At December 31, 1996, 123 residential lots were in escrow and at the end of 1995, 491 unimproved lots in Castaic were in escrow.

The Company has an inventory of over 3,500 entitled residential lots and approximately 7,400 lots in various stages of the governmental process. The inventory of approved lots includes 458 homes in the next development area in North River called Decoro Highlands and the first "lifestyle village," Lago de Valencia, planned for 1,100 homes surrounding a lake, for which the Company received final approvals in December. In addition, final approval was received for 900 apartments and attached single-family homes on 32 acres in the South River residential project adjacent to Valencia Town Center.

Joint-Venture Program: Escrow closings from six joint-venture projects totaled 134 homes in 1997, contributing $28.2 million to revenues and $2.9 million to income. Three joint-venture projects were sold out during 1997 and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



one is expected to close out in early 1998. Average gross profit margins were 10% in 1997 with 40% of the closings being townhomes or condominiums (multi-family) or higher density single family homes. The decline in joint-venture escrow closings in 1997 is part of the Company's strategy to concentrate on residential lot sales to merchant builders during strong real estate markets. The joint-venture program closed 256 homes in 1996, adding $51.2 million to revenues and $5.4 million to income. Average gross profit margins of 10% were slightly lower in 1996 compared to 1995 because almost 60% of the closings were from multi-family and higher density single-family homes. In 1995, the joint-venture program closed 208 homes, adding $39.8 million to revenues and $4.9 million to income with average gross profit margins of 12%.

During 1997, models opened on two new joint-venture projects. In May, a 72 single-family home joint venture opened in Valencia NorthPark with Warmington Homes, and in December, models opened on Avignon for 76 upscale townhomes adjacent to Valencia Country Club. Escrow closings at Avignon, a joint venture with EPAC, are expected to start in the spring of 1998. Another joint-venture project under construction with EPAC is Cheyenne, a 166-townhome development near the popular Montana Townhomes project which sold out in 1996. At December 31, 1997, 23 joint-venture homes were in escrow compared with 10 joint-venture homes in escrow at December 31, 1996 and 28 homes at the end of 1995.

At December 31, 1997, the Company's homebuilding partnerships had 61 homes under construction, which were included in residential land under development inventories, and there were no completed, unsold homes. At the end of 1996, homebuilding partnerships had 70 completed, unsold homes available for sale which included 44 in the Rose Arbor condominium project, built as a single construction unit. At the end of 1995, there were 180 homes under construction and 52 completed, unsold homes available for sale.

MCDOWELL MOUNTAIN RANCH

In April, 1996, the Company completed the sale of the McDowell Mountain Ranch project in Scottsdale, Arizona. The sale contributed $43.6 million to revenues and $24.7 million to income. Results for 1996 also included 219 lots sold prior to sale of the planned community. Sale of these lots added $5.5 million to revenues and $2.2 million to income. In 1995, 764 lots closed escrow to merchant builders contributing $15.0 million to revenues and $5.4 million to operating income, including lot premiums.

INDUSTRIAL AND COMMERCIAL SALES

Revenues and income from industrial and commercial land sales showed solid gains for the second consecutive year after several slow years in a weak Southern California industrial and office market. Sale of the Company's 208-unit StoneCreek apartment complex was the largest contributor to industrial and commercial sales in 1997. This sale, along with the Orchard Plaza Office building added $20.5 million to revenues and $13.5 million to income. These transactions are part of the Company's strategy of selling selective properties to take advantage of market conditions and re-investing the proceeds in new projects to maximize returns to unitholders.

Sales of nine industrial parcels totaling 62.0 acres and three industrial buildings on 10.2 acres in 1997 represent an eight-year high for the Company. These sales added $38.1 million to revenues and $7.8 million to income. Results for 1997 also include the sale of three commercial parcels totaling 8.9 acres, adding $3.2 million to revenues and $2.1 million to income.

In 1996, industrial and commercial land sales included 13 parcels totaling 36.9 acres, contributing $29.2 million to revenues and $7.7 million to operating income. These sales included three industrial parcels and two industrial buildings totaling 22.4 acres which sold for $18.9 million, adding $2.5 million to income. The sale of eight commercial parcels totaling 14.5 acres for $10.3 million added $5.2 million to net income in 1996, including Valencia Autoplex, an automotive service center which opened in early 1996. Results for 1996 also included revenues of $600,000 and income of $275,000 recognized from prior commercial land sales.

In 1995, 13.2 acres of industrial property sold contributed $10.8 million to revenues and $1.8 million to income and included a 9.7-acre build-to-suit in Valencia Commerce Center. The primary contributor to commercial sales in 1995 was the sale of Bouquet Shopping Center on 12.3 acres for $17.9 million, adding $11.0 million to income. In addition, seven commercial parcels totaling 25.3 acres contributed $12.7 million and $6.5 million to revenues and income, respectively. No deferred revenues or income from prior land sales were recognized in 1995.

The vacancy rate in Valencia's two industrial parks averaged less than 1.0% in 1997. With more than 91 fully entitled acres available in these two parks, 195 acres tentatively approved and 289 approved and unmapped, adequate inventory should be available to meet future anticipated demand. Final plans for a portion of this land are subject to review by government agencies before development can proceed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



At December 31, 1997, six parcels totaling 25.4 industrial acres, 16.8 commercial acres and one build-to-suit in Valencia Commerce Center were in escrow for $21 million, with closings scheduled in 1998. The Company's ability to complete sales in escrow and future land sales is subject to market and other conditions beyond the control of the Company. At the end of 1997, industrial buildings totaling 101,000 square feet were in various stages of development as part of the Company's build-to-suit and build-to-lease program to increase absorption of industrial land. At December 31, 1996, 2.1 commercial acres were in escrow and, at the end of 1995, a 5.7-acre parcel in Valencia Industrial Center and a 2.7-acre commercial parcel were in escrow.

On March 16, 1998, the Company announced that it has entered into an agreement to sell Valencia Marketplace, a 720,000-square-foot, high-volume retail center, where approximately 75% of the leaseable space is constructed and 84% leased. The sale price is $111 million in cash and is expected to generate earnings of $39 million upon completion of the center. At the close of escrow, revenues of approximately $87 million and earnings of approximately $32 million will be recognized under percentage of completion accounting. Additional revenues and income will be recognized as the center is completed. Escrow is scheduled to close later this year. The sale will represent a significant portion of the Company's 1998 revenues and income.

COMMUNITY DEVELOPMENT

Newhall Land's community development activities are focused on securing the necessary governmental land use approvals as well as an intensified strategic marketing program to support the build-out of Valencia by 2005 and begin development of Newhall Ranch, the next new town to be developed on the Company's 12,000 acres west of Valencia. The Company's ability to achieve its goals and increase the pace of development is contingent upon obtaining the necessary entitlement or governmental approvals.

In 1997, final approvals were received for 2,458 new homes in Valencia. These included 458 homes in Decoro Highlands, the next major development in Valencia's North River planning area; 900 apartments and single-family attached homes in South River adjacent to Valencia Town Center; and 1,100 homes in Lago de Valencia, a lake-oriented and the first of several planned "lifestyle villages." These approvals will enable Valencia to offer a wider choice of options to homebuyers. Also, final approval was received for 167,000 square feet of space in Valencia Industrial Center and 636,000 square feet of retail/commercial space.

In mid-December, the Los Angeles County Regional Planning Commission approved the Specific Plan, the Environmental Impact Report and provided other related approvals for the Company's 12,000-acre Newhall Ranch project. This 24,000-home new town will contain commercial and business park uses within its five villages. This approval was an important step in the entitlement process. The next step in the approval process involves public hearings before the Los Angeles County Board of Supervisors, which is expected to begin this spring. The Company continues to work with the Regional Planning Commission on the Development Agreement for the new community, which also is subject to approval by the Los Angeles County Board of Supervisors.

The Company entered an agreement in 1996 with PGA Tour Golf Course Properties to develop a Tournament Players Club (TPC) championship course in the proposed Westridge Golf Course Community, west of Interstate 5 in Valencia. The 18-hole public course will be designed, constructed and managed by PGA Tour Golf Course Properties, and is expected to be the only TPC golf course located in Los Angeles County. The Environmental Impact Report is expected to be released for public review early in 1998, and the 1,700-home project is expected to go to the Los Angeles County Planning Commission this spring and the Board of Supervisors in late 1998. Plans for the project include a housing mix ranging from apartments to large, custom homes surrounding the golf course.

With the Company's efforts in obtaining additional entitlements continuing at high levels, community development expenses were approximately the same in 1997 as 1996. The 40% increase in community development expenses in 1996, excluding a 1995 recovery from a lawsuit settlement, reflects the Company's heightened focus on activities to secure the necessary governmental land use approvals as well as an intensified strategic marketing program to complete the build-out of Valencia. Expenses for community development activities in 1995 were 42% above the previous year, excluding a lawsuit recovery, due to the Company's intensified strategic marketing and predevelopment programs to meet growth targets.

The Company will continue to focus on obtaining additional residential entitlements in Valencia to support the accelerated pace of development to meet forecasted demand. Entitlement efforts for Newhall Ranch are expected to escalate in 1998 as the Los Angeles County Board of Supervisors begins its review process. Therefore, the Company expects community development expenses in 1998 to increase by approximately 20%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME-PRODUCING PROPERTIES

The commercial portfolio is a relatively stable source of earnings and cash flow, which provides debt capacity to grow the Company and working capital for continuing operations. For 1997, revenues and income from commercial operations increased 16% and 11%, respectively, over 1996.

Contributing to 1997 increases in revenues and income is the addition of new properties including the 720,000-square-foot Valencia Marketplace where Circuit City, Payless Shoe Source, Vons supermarket, Nurseryland, several restaurants and small retailers joined Wal*Mart, Sport Chalet, Toys R Us and Staples, which opened in the fourth quarter of 1996. Including space occupied and under development, the center is currently 83% leased. Completion of Valencia Marketplace is scheduled for 1998.

At December 31, 1997, occupancy at Valencia Town Center shopping mall was 99%, including short-term tenants. River Oaks and Castaic Village neighborhood shopping centers were 96% and 97% leased, respectively. At River Oaks, Mimi's Cafe will open in 1998 and the shopping center is scheduled for remodeling this summer. NorthPark Village Square, the Company's newest neighborhood shopping center, is fully leased and undergoing further expansion to accommodate Rite-Aid, the nation's largest drug store chain, which is scheduled to open mid-1998. Rite-Aid has leased 16,700 square feet of space, joining Ralphs supermarket as anchor tenants, plus an additional 5,600 square feet of leaseable space will be constructed in 1998.

Plaza del Rancho, a 53,000-square-foot mixed-use project which opened in mid-1997 in Valencia Industrial Center near the high school, is 85% leased. Valley Business Center, a 56,800-square-foot mixed-use project, and the Bank of America building adjacent to Newhall Land's headquarters are fully occupied and the three-story office building in Valencia Town Center, completed in 1996, is now 65% leased.

The Company's three apartment complexes all enjoyed high occupancy rates throughout 1997 with over 98% average occupancy at year-end. Demand for rental units is high and rents have been increased an average of 9% for new tenants through January, 1998. The 264 units at SkyCrest opened at the end of 1996 and were absorbed with little effect on other apartment complexes. This strong demand is continuing and additional apartment complexes are planned. The first, a 210-unit complex in Valencia Town Center, will start construction in 1998 and will be completed in early 1999. In 1997, the 208-unit StoneCreek apartment complex was sold as part of the Company's strategy to selectively sell mature properties in strong markets.

Development activity is focused in Valencia Town Center along Town Center Drive, a mixed-use "main street" extending from the Company's regional shopping mall west past the 250-room Hyatt Valencia Hotel, currently under construction, and Spectrum health club, which opened in June, 1997. Construction also is underway on a six-story office building where Princess Cruises has entered into a long-term lease with the Company to occupy the top five floors, with the ground floor reserved for retail. Princess Cruises will relocate 600 employees to Valencia this fall, when completion is expected. In addition, a 26,000-square-foot office/retail building and a 100,000-square-foot entertainment center with an IMAX 3D Theatre, 12 additional screens, restaurants and retail shops are in various stages of development. Another 60,000 square feet of retail space is under construction in Valencia Town Center. These additions to the income portfolio will contribute additional revenues and income in 1998.

In 1996, income from the Company's commercial operations declined slightly due to the sale of Bouquet Shopping Center in 1995 and reduced occupancy at Valencia Town Center. In 1995, income increased 10%. The sale of the Bouquet Shopping Center in June, 1995 was offset by high occupancy rates in all income properties, including apartment complexes which benefited from rent increases averaging 3%.

As the number of commercial income properties built each year increases, sales of income properties are expected to be made on a selective basis allowing the Company to realize a greater return on its investment in the income property portfolio as a whole.

On March 16, 1998, the Company announced that it has entered into an agreement to sell Valencia Marketplace with escrow scheduled to close later this year. Earnings from income-producing properties in 1998 are expected to increase slightly over 1997, assuming completion of the Valencia Marketplace sale later in the year in addition to the scheduled completion of several new income-producing properties currently under development, including the 250-room Hyatt Valencia Hotel and a six-story office building for Princess Cruises.

VALENCIA WATER COMPANY

Valencia Water Company is a regulated public water utility and a wholly-owned subsidiary of the Company serving approximately 18,000 metered customers in the Valencia area. In 1997, a growing customer base contributed to a 14% increase in revenues while income increased by only 2% due to higher operating expenses. In 1996, revenues and income increased 13% and 35%, respectively, due to a broader customer base and a 4%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


rate increase effective January 1, 1996. Revenues and income from the water utility increased 33% and 74%, respectively, in 1995 due to a 30% rate increase effective January 1, 1995, and a disaster recovery surcharge.

AGRICULTURAL OPERATIONS

Agricultural revenues and income, including the Company's energy operations, declined 6% and 9%, respectively, primarily due to the sale of grape vineyards at the Suey Ranch. The decreases were partially offset by high prices and yields from citrus crops. In 1996, revenues and income increased 12% and 36%, respectively, from the prior year due to excellent prices and yields on avocados which provided record income. For 1995, revenues decreased 16% and income declined 19% from the previous year, primarily due to fewer acres being farmed as a result of previously sold farmland.

RANCH SALES

The sale of 1,673 acres of vineyard and undeveloped land at the 38,000-acre Suey Ranch in 1997 for $17.9 million added $17 million to income. In 1996, sale of 539 acres of crop land at the Suey Ranch for $6.5 million added $5.9 million to income and a 4.5-acre parcel in northern California closed escrow for $600,000, contributing $472,000 to income. In 1995, sale of 5,501 acres at the Merced Ranch for $7.4 million added $4.6 million to income.

An option on the remaining 3,940 acres on the Company's Merced Ranch, which was expected to close escrow in the fourth quarter of 1997, has been cancelled. The Company will continue to market the property for sale in 1998.

GENERAL AND ADMINISTRATIVE EXPENSE

Excluding a prior year non-cash charge for curtailment of a retirement plan for directors, general and administrative expenses increased 5% in 1997, primarily due to expenses related to the Company's efforts to secure additional large landholdings for development. The $453,000 curtailment charge in 1996 was the major contributor to a 7% increase in general and administrative expenses from 1995.

UNIT OWNERSHIP PLANS

In 1997, an expense of $1.2 million was recorded for increases in the market price of partnership units in connection with appreciation rights on outstanding non-qualified options granted prior to 1992. In 1996 and 1995, expense of $12,000 and $30,000 respectively, was recorded for amortization of return rights on restricted units which became fully amortized in 1996.

INTEREST AND OTHER
The major contributor to a 4% decrease in net interest expense in 1997 and a 10% decrease in 1996 was the sale of the McDowell Mountain Ranch in April, 1996. Interest expense for increased borrowings against a revolving mortgage facility and lines of credit in 1996 was offset by interest capitalized to income portfolio projects during their construction period. The Company expects net interest expense to increase in 1998 as new income-producing properties are completed.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

In 1997, the Company replaced its existing bank lines, totaling $119 million, with a three-year, $200 million unsecured revolving line of credit bringing total unsecured credit lines to $203 million. At December 31, 1997, a total of $8.1 million was outstanding against unsecured credit lines and $40 million was outstanding against a mortgage facility. Cash and cash equivalents totaled $2.8 million at December 31, 1997 with $178.2 million in available lines of credit to fund development activities. Letters of credit against lines of credit totaled $16.7 million at the end of 1997. The Company believes it has adequate sources of cash from operations and debt capacity, including lines of credit, to finance future operations plus take advantage of new development opportunities. At December 31, 1997, there was no debt against raw land or land under development inventories in Valencia.

There are no material commitments for capital expenditures other than the Company's plans in the ordinary course of business to develop its portfolio of income-producing properties. In 1997, a total of $69.4 million was invested in portfolio development and the Company expects to invest $80 to $100 million in 1998. Construction of new income-producing properties on Company-owned land creates additional debt capacity. It is the Company's policy to limit total debt to approximately 60% of the value of the portfolio of income-producing properties.

On March 16, 1998, the Company announced that it has entered into an agreement to sell Valencia Marketplace, a 720,000-square-foot, high-volume retail center, for $111 million in cash with escrow scheduled to close later this year. The Company currently expects that funds from the sale will be used to reduce bank debt and to develop new commercial projects, although the relative amounts to be utilized for these respective purposes has not yet been determined.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



The following discussion relates to principal items in the Consolidated Statement of Cash Flows:

OPERATING ACTIVITIES
Net cash provided by operating activities in 1997 totaled $100.3 million and included sales of 888 residential lots and homes in Valencia plus 81.0 acres of industrial and commercial land including three build-to-suit/lease buildings; sale of a 208-unit apartment complex; and sale of 1,673 acres of land at the Suey Ranch. Combined these sales provided $146.7 million in cash and $1.2 million in notes. In addition, notes totaling $10.2 million were collected from land sales in prior years.

Expenditures for land under development inventories and home construction totaled $66.8 million and were more than offset by $76.1 million in real estate cost of sales relief. Inventory expenditures in Valencia were related to land preparation and infrastructure to ready land for development or sale and home construction advances for the Company's homebuilding partnerships. The Company's net homebuilding investment totaled $11.8 million at the end of 1997.

In 1996, net cash by operating activities totaled $99.3 million and included sales of 1,284 residential lots and homes in the Valencia area and McDowell Mountain Ranch, plus 36.9 acres of industrial and commercial property including two build-to-suit/lease properties; sale of the entire McDowell Mountain Ranch planned community in Arizona; and sale of 539 acres of row crop land at the Suey Ranch. Combined, these sales provided $133.8 million in cash and $12.8 million in notes. In addition, notes totaling $7.2 million from land sales in prior years were collected in 1996. Expenditures in 1996 for land under development inventories totaled $75.4 million and were more than offset by $100.6 million cost of sales relief including the sale of the McDowell Mountain Ranch project. The Company's net homebuilding investment decreased 51% in 1996 to $12.4 million.

Net cash provided by operating activities in 1995 totaled $29.5 million and included sales of 1,233 residential lots and homes in Valencia and McDowell Mountain Ranch, 38.5 acres of commercial and industrial property including a build-to-suit facility, Bouquet Shopping Center, and 5,501 acres at the Merced Ranch. These sales provided the Company with $105.8 million in cash and $15.8 million in notes. Notes from prior land sales collected in 1995 totaled $6.9 million. Expenditures for land under development inventories totaling $80.9 million in 1995 were offset by real estate sales activity resulting in a $1.0 million net investment. The Company's net homebuilding investment totaled $25 million at the end of 1995.

INVESTING ACTIVITIES

Expenditures for income-producing properties under development in Valencia totaled $69.4 million in 1997. Major expenditures included $22.8 million for Valencia Marketplace, a 720,000-square-foot retail center; $12.5 million for the 250-room Hyatt Valencia hotel and 26,000-square-foot conference center; $13.1 million for industrial buildings under the build-to-suit/lease program; $6.3 million for a 264-unit apartment complex and $4.1 million for Plaza del Rancho, a mixed-use project in Valencia Industrial Center.

The Company expects to invest $80 to $100 million for income-producing projects in 1998 which will include approximately $15 million each to complete Valencia Marketplace and the Hyatt Valencia hotel. In Valencia Town Center, approximately $45 million will be invested to complete retail and commercial development along with a 100,000 square-foot entertainment complex and a 210-unit apartment complex.

Expenditures for income-producing properties during 1996 totaled $70.5 million. Major expenditures included $25.0 million for construction of Valencia Marketplace, a 720,000-square-foot, value-oriented retail center; $14.4 million for three industrial buildings under the build-to-suit/lease program; $12.1 million for a 264-unit apartment complex, $4.6 million for a neighborhood shopping center in Valencia NorthPark, $5.3 million for a 57,000-square-foot office building and $2.9 million for a 55,000-square-foot sports and fitness center in Valencia Town Center. In 1995, income property expenditures totaled $8.5 million, including $7.1 million for eight new income-producing properties.

Purchase of property and equipment in 1997, 1996 and 1995 were primarily for water utility construction. Expenditures in 1995 also included construction costs for a new headquarters building for Valencia Water Company.

FINANCING ACTIVITIES

In 1997, the Company paid quarterly distributions totaling $16.6 million, or 48 cents per partnership unit, which included a special distribution of eight cents per partnership unit relating to the 1996 sale of the McDowell Mountain Ranch project. In 1996 and 1995, quarterly distributions of 40 cents per partnership unit totaled $14.1 million and $14.5 million, respectively. The decline in the total amount paid in 1996 is due to fewer units outstanding as result of the Company's repurchase program. The declaration of distributions is reviewed by the Board of Directors on a quarterly basis. The declaration of any distribution, and the amount declared, is

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



determined by the Board of Directors taking into account the Company's earnings, financial condition and prospects. The Company has repurchased its partnership units over the three year period as follows: 1997 - 328,637 units for $5.7 million; 1996 - 1,228,078 units for $20.3 million; 1995 - 861,900 units for
$12.5 million.

In 1997, a $6 million scheduled principal payment was paid on an unsecured financing with Metropolitan and borrowings against unsecured lines of credit decreased by $1.4 million from the prior year. A $2.4 million increase in debt is related to draws against a construction loan for the Company's homebuilding partnership with Warmington Homes to construct 72 homes in Valencia NorthPark.

In conjunction with the sale of McDowell Mountain Ranch in April 1996, project and bond debt totaling $16.3 million were assumed by the buyer. At December 31, 1996, borrowings outstanding against a revolving mortgage facility and lines of credit totaled $49.5 million. The increase in borrowings was primarily for costs associated with the Company's income-producing projects under development.

At December 31, 1995, borrowings outstanding against a $40 million revolving mortgage facility totaled $16 million and no borrowings were outstanding against unsecured lines of credit. At the end of 1995, $16.5 million had been expended of the $17 million of improvement district bond proceeds for infrastructure improvements at McDowell Mountain Ranch. After retirement for lots sold, $10.7 million of these improvement bonds remained as debt at the end of 1995, an increase of $4.3 million. A principal reduction of $13.3 million was paid on a portfolio mortgage financing from Prudential, secured by six of the Company's commercial properties, in conjunction with the sale of the Bouquet Shopping Center in June 1995.

YEAR 2000 ISSUE

The Company conducted a comprehensive review of its internal computer systems in 1997 to assess the Year 2000 issue. As a result of this review, and for other strategic reasons, the Company is in the process of replacing its computerized accounting system in 1998. The replacement cost of this new system is approximately $1 million and will be capitalized and amortized over its useful life. Modifications to other existing software to be Year 2000 compliant will be expensed as incurred. The Company is working with its primary vendors to receive confirmation on their Year 2000 compliance as well. The Company anticipates substantial completion of changes for the Year 2000 issue by December 31, 1998, allowing adequate time for testing. The Company does not expect total expenditures for the above to have a material impact on its results of operations, liquidity or capital resources.

INFLATION, RISKS AND RELATED FACTORS

Newhall Land's 1997 Annual Report contains forward-looking statements regarding the status of proposed or pending sales and rental activity, future planned development, plus the long-term growth goals for the Company. These forward-looking statements made in this report are based on present trends the Company is experiencing in residential, industrial and commercial markets. Also, the Company's success in obtaining entitlements, governmental and environmental regulations, timing of escrow closings, expansion of its income portfolio and marketplace acceptance of its business strategies are among the factors that could affect results. The following risks and related factors, among others, should be taken into consideration in evaluating the future prospects for the Company. Actual results may materially differ from those predicted.

Sales of Real Estate: The majority of the Company's revenues are generated by its real estate operations. The ability of the Company to consummate sales of real estate is dependent on various factors, including but not limited to availability of financing to the buyer, regulatory and legal issues and successful completion of the buyer's due diligence. The fact that a real estate transaction has entered escrow does not necessarily mean that the transaction will ultimately close. Therefore, the timing of sales may differ from that anticipated by the Company. The inability to close sales as anticipated could adversely impact the recognition of revenue in any specific period.

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

Geographic Concentration: With the 1996 sale of McDowell Mountain Ranch, the Company's real estate development activities currently are focused on its 20,000 acres in Los Angeles County, 30 miles north of Los Angeles. The Company's entire commercial income portfolio is located in the Valencia area. Therefore, any factors affecting that concentrated area, such as changes in the housing market or environmental factors, including seismic activity, which cannot be predicted with certainty, could affect future results.

Government Regulation and Entitlement Risks: In developing its projects, the Company must obtain the approval of numerous governmental authorities regulating such matters as permitted land uses, density and traffic, and the providing of utility services such as electricity, water and waste disposal. In addition, the Company is subject to a variety of federal, state and local laws and regulations concerning protection of health and the environment. This government regulation affects the types of projects which can be pursued by the Company and increases the cost of development and ownership. The Company devotes substantial financial and managerial resources to complying with these requirements. To varying degrees, certain permits and approvals will be required to complete the developments currently being undertaken, or planned by the Company. Furthermore, the timing, cost and scope of planned projects may be subject to legal challenges, particularly large projects with regional impacts. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. The ability to obtain necessary approvals and permits for its projects can be beyond the Company's control and could restrict or prevent development of otherwise desirable new properties. The Company's results of operations in any period will be affected by the amount of entitled properties the Company has in inventory.

Inflation: The Company believes it is well positioned against any effects of inflation. Historically, during periods of inflation, the Company has been able to increase selling prices of properties to offset rising costs of land development and construction. Recently, there has been a slight improvement in land values in California while costs have remained relatively constant. A portion of the commercial income portfolio is protected from inflation since percentage rent clauses in the Company's leases tend to adjust rental receipts for inflation, while the underlying value of commercial properties has tended to rise over the long term.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                INDEX TO FINANCIAL STATEMENTS INCLUDED IN ITEM 8:


                Report of Independent Auditors


                Consolidated Statements of Income for the years ended
                   December 31, 1997, 1996 and 1995


                Consolidated Balance Sheets at
                   December 31, 1997 and 1996


                Consolidated Statements of Cash Flows for the years
                   ended December 31, 1997, 1996 and 1995


                Consolidated Statements of Changes in Partners' Capital
                   for the years ended December 31, 1997, 1996 and 1995


                Notes to Consolidated Financial Statements

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors of Newhall Management Corporation and Partners of The Newhall Land and Farming Company:

We have audited the accompanying consolidated balance sheets of The Newhall Land and Farming Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Newhall Land and Farming Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




Los Angeles, California                     /s/  KPMG Peat Marwick LLP
January 21, 1998

Consolidated Statements of Income


                                                         Years ended December 31,
                                                -----------------------------------------
In thousands, except per unit                      1997            1996           1995
-----------------------------------------------------------------------------------------
Revenues
    Real estate
        Residential home and land sales
           Valencia                             $  67,682       $  79,533       $  58,160
           McDowell Mountain Ranch                      -          49,101          16,602
        Industrial and commercial sales            61,996          29,844          41,396
        Commercial operations
           Income-producing properties             33,404          28,742          28,704
           Valencia Water Company                  11,170           9,762           8,631
    Agriculture
        Operations                                 15,487          16,459          14,676
        Ranch sales                                17,962           6,745           7,428
-----------------------------------------------------------------------------------------
Total Revenues                                    207,701         220,186         175,597
-----------------------------------------------------------------------------------------
Operating Expenses
    Real estate
        Residential home and land sales
           Valencia                                52,187          65,417          51,058
           McDowell Mountain Ranch                      -          22,834          13,861
        Industrial and commercial sales            42,780          26,069          23,694
        Community development                      11,034          11,670           6,766
        Commercial operations
           Income-producing properties             17,824          14,662          13,546
           Valencia Water Company                   7,902           6,550           6,244
    Agriculture
        Operations                                 11,109          11,661          11,147
        Ranch sales                                   967             739           2,799
-----------------------------------------------------------------------------------------
Total Operating Expenses                          143,803         159,602         129,115
-----------------------------------------------------------------------------------------
Operating Income                                   63,898          60,584          46,482
        General and administrative expense         (9,068)         (9,121)         (8,517)
        Expense from unit ownership plans          (1,200)            (12)            (30)
        Interest and other, net                    (9,137)         (9,562)        (10,618)
-----------------------------------------------------------------------------------------
Net Income                                      $  44,493       $  41,889       $  27,317
=========================================================================================
Net Income Per Unit                             $    1.29       $    1.19       $     .75
=========================================================================================
Net Income Per Unit - Assuming Dilution         $    1.28       $    1.18       $     .75
=========================================================================================

See notes to consolidated financial statements

Consolidated Balance Sheets

                                                                                           December 31,
                                                                                  --------------------------
In thousands                                                                           1997           1996
------------------------------------------------------------------------------------------------------------
Assets
           Cash and cash equivalents                                                 $  2,770       $  2,412
           Accounts and notes receivable                                               19,027         25,557
           Land under development                                                      53,875         63,266
           Land held for future development                                            32,551         32,357
           Income-producing properties, net                                           227,203        182,641
           Property and equipment, net                                                 54,876         54,108
           Other assets and deferred charges                                           13,630         13,147
------------------------------------------------------------------------------------------------------------
                                                                                     $403,932       $373,488
============================================================================================================

Liabilities and Partners' Capital
           Accounts payable                                                          $ 18,529       $ 11,451
           Accrued expenses                                                            39,635         38,101
           Deferred revenues                                                            3,152          2,483
           Mortgage and other debt                                                    156,946        163,256
           Advances and contributions from developers for utility construction         18,845         18,371
           Other liabilities                                                           21,548         19,173
------------------------------------------------------------------------------------------------------------
                 Total liabilities                                                    258,655        252,835
           Commitments and contingencies (Note 9)

           Partners' capital
            34,527 units outstanding, excluding 2,245 units in treasury, at
                December 31, 1997 and 34,701 units outstanding,
                excluding 2,071 units in treasury at December 31, 1996                145,277        120,653
------------------------------------------------------------------------------------------------------------
                                                                                     $403,932       $373,488
============================================================================================================

See notes to consolidated financial statements

Consolidated Statements of Cash Flows

                                                                               Years ended December 31,
                                                                     ------------------------------------------
In thousands                                                           1997             1996             1995
---------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
    Net income                                                      $  44,493        $  41,889        $  27,317
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                 10,148            8,857            7,698
         Decrease (increase) in land under development                  9,391           25,191           (1,034)
         Decrease (increase) in accounts and notes receivable           6,530             (401)          (6,617)
         Increase (decrease) in accounts payable,
            accrued expenses and deferred revenues                      9,281            3,710           (6,197)
         Cost of property sold                                         18,334           17,521           12,608
         Other adjustments, net                                         2,134            2,561           (4,253)
---------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                         100,311           99,328           29,522
---------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
    Development of income-producing properties                        (69,403)         (70,471)          (8,503)
    Purchase of property and equipment                                 (4,853)          (8,813)          (8,479)
    Distribution from (investment in) joint venture                         8              (43)             262
---------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                             (74,248)         (79,327)         (16,720)
---------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
    Distributions paid                                                (16,588)         (14,122)         (14,527)
    Borrowings on mortgage and other debt                               2,389           34,871           22,645
    Repayment of mortgage and other debt                               (8,699)         (23,917)         (16,334)
    Increase in advances and contributions from
       developers for utility construction                                474            2,193            4,154
    Purchase of partnership units                                      (5,746)         (20,277)         (12,518)
    Other, net                                                          2,465             (622)             407
---------------------------------------------------------------------------------------------------------------
    Net cash used by financing activities                             (25,705)         (21,874)         (16,173)
---------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                      358           (1,873)          (3,371)
Cash and Cash Equivalents, Beginning of Year                            2,412            4,285            7,656
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year                              $   2,770        $   2,412        $   4,285
===============================================================================================================

Supplemental Disclosure of Cash Flow Information:
    Interest paid (net of amount capitalized)                       $  10,273        $  10,938        $  10,306
---------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

Consolidated Statements of Changes in Partners' Capital

                                                      Number           Partners'
In thousands                                          of Units          Capital
--------------------------------------------------------------------------------
Balance at December 31, 1994                          36,761          $ 112,357
    Net income                                                           27,317
    Distributions                                                       (14,527)
    Purchase of partnership units                       (862)           (12,518)
    Other activity, net                                   11                227
--------------------------------------------------------------------------------
Balance at December 31, 1995                          35,910            112,856
    Net income                                                           41,889
    Distributions                                                       (14,122)
    Purchase of partnership units                     (1,228)           (20,277)
    Other activity, net                                   19                307
--------------------------------------------------------------------------------
Balance at December 31, 1996                          34,701            120,653
    Net income                                                           44,493
    Distributions                                                       (16,588)
    Purchase of partnership units                       (329)            (5,746)
    Other activity, net                                  155              2,465
--------------------------------------------------------------------------------
Balance at December 31, 1997                          34,527          $ 145,277
================================================================================

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997


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

Information as to identifiable assets, capital expenditures and depreciation for these segments is summarized in Note 10. Significant accounting policies related to the Company's segments are:

Residential Home Sales: The Company's income from residential home sales comes from sales of completed single- and multi-family homes to homebuyers through joint ventures and limited partnerships. The Company increases its inventories of homes completed or under construction with venture partners as it funds the venture obligation and records revenues and income as the venture closes escrow on sales to homebuyers.

Land Sales: Sales are recorded at the time escrow is closed provided that: (1) there has been a minimum down payment, ranging from 20% to 25% depending upon the type of property sold, (2) the buyer has met adequate continuing investment criteria, and (3) the Company, as the seller, has no continuing involvement in the property. Where the Company has an obligation to complete certain future development, revenue is deferred in the ratio of the cost of development to be completed to the total cost of the property being sold under percentage of completion accounting. Land under development inventories include land, direct and allocated construction costs for land and infrastructure development plus project amenities. As land is sold, estimated total costs at completion for the specific project are charged ratably to cost of sales.

Income-Producing Properties: The Company owns and leases apartments, commercial and industrial buildings, shopping centers and land to tenants. Except for apartments, rents are typically based on the greater of a percentage of the lessee's gross revenues or a minimum rent. Most lease agreements require that the lessee pay all taxes, maintenance, insurance and certain other operating expenses applicable to leased properties. Apartments are rented on six-month leases and continue on a month-to-month basis thereafter.

Valencia Water Company: Valencia Water Company (a California corporation), a wholly-owned subsidiary, is a public water utility subject to regulation by the California Public Utilities Commission. Water utility revenues include amounts billed monthly to customers and an estimated amount of unbilled revenues. Income taxes are included in operating expenses. Deferred income taxes are reflected in the consolidated financial statements.

Community Development: Preliminary planning and entitlement costs are charged to expense when incurred. After tentative map approval, expenditures for map recordation are capitalized to the identified project.

Agriculture Operations: Revenue is recognized as crops are delivered to farm cooperatives and other purchasers. Crops delivered to farm cooperatives are marketed throughout the year after harvest. At the time of delivery, the Company estimates the proceeds to be received from the cooperatives and records these amounts as unbilled receivables. During the year following harvest, the Company records any adjustments of such estimated amounts arising from changing market conditions. Net income for the years ended December 31,

1997, 1996, and 1995 increased approximately $288,000, $336,000 and $658,000, respectively, as a result of such adjustments. Costs incurred during the development stage of orchard and vineyard crops (ranging from 3 to 10 years) are capitalized and amortized over the productive life of the trees or vines. Farming costs which cannot be readily identified with a specific harvested crop or other revenue-producing activity are expensed as incurred.

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

Joint Venture: The equity method is used to account for an investment in a joint venture with Hilton Inns, Inc. which is not controlled by the Company.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents.

Income-Producing Properties; Property and Equipment: Property is stated at cost, less proceeds from sales of easements and rights of way. Depreciation is provided on the straight-line basis over the estimated useful lives of the various assets without regard to salvage value. Lives used for calculating depreciation are as follows: buildings - 25 to 40 years; equipment - 3 to 10 years; water supply systems, orchards and other - 5 to 75 years.

Impairment of Assets: The Company adopted the provisions of SFAS No. 121--Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, on January 1, 1996. Land, land under development inventories and completed real estate projects have been reviewed for recoverability. Because the sum of the expected future net cash flows (undiscounted and without interest charges) exceeds the carrying value of the assets, no impairment loss was recognized in 1997 or 1996.

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

Amounts per Partnership Unit: The following is a reconciliation of the numerators and denominators of the basic and diluted income per unit computations:

                                              Income          Units     Per Unit
(in 000's except per unit)                  (numerator)   (denominator)
--------------------------------------------------------------------------------
For the year ended December 31, 1997
Net income per unit
    Net income available to unitholders       $44,493        34,520       $1.29
Effect of dilutive securities
    Unit options                                   --           230        (.01)
--------------------------------------------------------------------------------
Net income per unit - diluted                 $44,493        34,750       $1.28
---------------------------------------------===================================

For the year ended December 31, 1996
Net income per unit
    Net income available to unitholders       $41,889        35,292       $1.19
Effect of dilutive securities
    Unit options                                   --           119        (.01)
--------------------------------------------------------------------------------
Net income per unit - diluted                 $41,889        35,411       $1.18
---------------------------------------------===================================

For the year ended December 31, 1995
Net income per unit
    Net income available to unitholders       $27,317        36,241       $ .75
Effect of dilutive securities
    Unit options                                   --            31          --
--------------------------------------------------------------------------------
Net income per unit - diluted                 $27,317        36,272       $ .75
---------------------------------------------===================================


Net income per unit for prior years has been restated to conform with the requirements of SFAS No. 128 - Earnings Per Share.

New Accounting Pronouncement: SFAS No. 131 - Disclosure about Segments of an Enterprise and Related Information is effective for fiscal years beginning after December 15, 1997. The Company will comply with all required disclosures of this pronouncement in 1998. This is the only new pronouncement applicable to the Company to be adopted.


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

At December 31, 1997, the net tax basis of the Company's assets and liabilities exceeded the Company's financial statement basis of its assets and liabilities by $186,192,000. This excess amount does not reflect the step-up in asset basis allocated to individual partners upon purchase of units subsequent to the formation of the Partnership.

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

--------------------------------------------------------------------------------
NOTE 4. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows:

                                                  December 31,
                                 -----------------------------------------------------
                                           1997                       1996
--------------------------------------------------------------------------------------
                                 Carrying        Fair          Carrying        Fair
In thousands                      Amount         Value          Amount         Value
--------------------------------------------------------------------------------------
Notes receivable from
  land sales                     $ 10,339       $ 10,339       $ 20,546       $ 20,546
Mortgage and other debt           156,946        156,946        163,256        163,256
Advances from developers
  for utility construction         11,730          2,895         12,149          2,927
                                 =====================================================

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


--------------------------------------------------------------------------------
NOTE 5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                             December 31,
                                                      --------------------------
In thousands                                             1997         1996
--------------------------------------------------------------------------------
Accounts and notes receivable
  Trade receivables, less allowance for doubtful
    accounts of $654 and $662, respectively            $ 1,513       $ 2,574
  Notes receivable from land sales                      10,339        20,546
  Unbilled accounts receivable
    Agricultural products                                2,945         1,796
    Other                                                  565           423
  Other                                                  3,665           218
--------------------------------------------------------------------------------
                                                       $19,027       $25,557
                                                     ===========================

Land under development
  Valencia
    Residential land development                       $ 3,700       $ 4,347
    Homes completed or under construction
      with venture partners                             11,799        12,371
    Industrial and commercial land development          38,190        46,326
  Agriculture                                              186           222
--------------------------------------------------------------------------------
                                                       $53,875       $63,266
                                                     ===========================

Note 5 continued on next page

Note 5 (continued)                                      December 31,
                                                 ---------------------------
In thousands                                        1997             1996
----------------------------------------------------------------------------
Income-producing properties
  Land                                           $  45,873        $  40,832
  Buildings                                        106,552           93,901
  Other                                             15,062           12,872
----------------------------------------------------------------------------
                                                   167,487          147,605
  Accumulated depreciation                         (35,431)         (32,552)
----------------------------------------------------------------------------
                                                   132,056          115,053
  Under development                                 95,147           67,588
----------------------------------------------------------------------------
                                                 $ 227,203        $ 182,641
                                             ===============================
Property and equipment
  Land                                           $   5,004        $   4,973
  Buildings                                          5,600            5,580
  Equipment                                          9,232            9,162
  Water supply systems, orchards and other          66,857           66,863
  Construction in progress                           2,595            1,618
----------------------------------------------------------------------------
                                                    89,288           88,196
  Accumulated depreciation                         (34,412)         (34,088)
----------------------------------------------------------------------------
                                                 $  54,876        $  54,108
                                             ===============================
Other assets and deferred charges
  Prepaid expenses                               $   1,091        $   1,526
  Investment in joint venture                          490              498
  Unamortized loan fees                              1,211              655
  Deferred charges and assets of
    Valencia Water Company                           5,243            5,841
  Other                                              5,595            4,627
----------------------------------------------------------------------------
                                                 $  13,630        $  13,147
                                             ===============================
Accrued expenses
  Deferred compensation                          $   6,161        $   4,808
  Operating and other accruals                       4,898            5,187
  Project accruals                                  24,241           22,362
  Other                                              4,335            5,744
----------------------------------------------------------------------------
                                                 $  39,635        $  38,101
                                             ===============================
Other liabilities
  Warranty and other reserves                    $   6,743        $   6,442
  Deferred taxes of Valencia Water Company           5,700            5,618
  Other                                              9,105            7,113
----------------------------------------------------------------------------
                                                 $  21,548        $  19,173
                                             ===============================


--------------------------------------------------------------------------------

NOTE 6. COMMERCIAL LEASES

Minimum lease payments to be received under non-cancelable operating leases as of December 31, 1997 are as follows:

         In thousands
         ---------------------------------------------------------------------
               1998                                                $    20,279
               1999                                                     19,849
               2000                                                     19,448
               2001                                                     18,962
               2002                                                     17,740
               Thereafter                                              120,704
         ---------------------------------------------------------------------
                                                                     $ 216,982 *
                                                                     =========


* This amount does not include contingent rentals which may be received under certain leases based on lessee sales or apartment rentals. Contingent and apartment rentals received for the years ended December 31, 1997, 1996, and 1995 were (in thousands) $9,934, $8,991, and $9,082, respectively.


--------------------------------------------------------------------------------
NOTE 7. MORTGAGE AND OTHER DEBT

                                           Interest              December 31,
                                                          -----------------------
In thousands                               Rates             1997          1996
---------------------------------------------------------------------------------
Unsecured lines of credit                 Variable        $  8,100       $  9,500
Prudential (portfolio mortgage)              8.995%         45,306         45,873
Prudential (ranch mortgage)                   8.45%         10,800         11,040
Pacific Life
  (Valencia Water Company)                     8.0%         11,000         11,000
Bank of America
  (commercial mortgage)                       7.95%          3,302          3,334
Metropolitan
  (unsecured notes)                            6.9%         18,000         24,000
Wells Fargo
  (Valencia Town Center)                  Variable          40,000         40,000
Community facilities bonds
  (Valencia Town Center)                   4.5-7.5%         16,678         17,138
Bank of America
  (homebuilding joint venture)                 9.0%          3,760          1,371
---------------------------------------------------------------------------------
                                                          $156,946       $163,256
                                                       ==========================


In November, 1997, the Company replaced its existing bank lines, totaling $119 million, with a $200 million three-year, unsecured revolving line of credit led by Wells Fargo and J.P. Morgan. The interest rate is LIBOR plus 1.2% and the commitment fee is .25% per annum of the unused portion. In addition, the Company has a $1 million line of credit with Valencia National Bank and a $2 million line of credit with Wells Fargo which is restricted to use by Valencia Water Company for working capital needs. Letters of credit outstanding against available lines of credit totaled $16.7 million and $7.8 million, respectively, at December 31, 1997 and 1996.

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

Valencia Water Company has an $11 million financing with Pacific Life secured by the utility's property and equipment. The terms of the financing call for semi-annual interest payments with the principal payable in full at maturity on June 1, 2009. The loan is not guaranteed by the Company.

The commercial mortgage with Bank of America is secured by a 50,000-square-foot office building in the vicinity of Valencia Town Center. The terms call for monthly principal and interest payments of $26,000 and a balloon payment of approximately $3.1 million at maturity on February 1, 2001.

The terms of a $30 million, seven-year unsecured financing with a remaining principal balance of $18 million, call for interest payments payable semi-annually and principal payments in equal annual installments of $6 million. The note matures on December 31, 2000.

The terms of the $40 million revolving mortgage credit facility call for a commitment fee of .125% per annum of the unused portion. Borrowings bear interest at LIBOR plus 1.0% or Wells Fargo's prime rate, at the election of the Company. At December 31, 1997, the interest rate on the borrowings was 6.84%. The credit facility expires in December, 1999.

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

Annual maturities of long-term debt are approximately (in thousands) $7,410 in 1998, $51,544 in 1999, $6,935 in 2000, $4,159 in 2001, $1,060 in 2002 and
$33,978 thereafter. The unsecured lines of credit, the Wells Fargo/Morgan Guaranty note and the Bank of America homebuilding loan are lines of credit with no scheduled repayment terms.

Capitalized Interest and Interest Income: During 1997, 1996 and 1995, total interest expense incurred amounted to (in thousands) $10,527, $10,325, and $11,959, net of $2,252, $2,146, and $1,072, which was capitalized, respectively. Interest income from investments and notes receivable totaled (in thousands) $1,641 in 1997, $1,504 in 1996, and $1,744 in 1995.

--------------------------------------------------------------------------------
NOTE 8. EMPLOYEE BENEFIT PLANS

Incentive Compensation Plan: Under the terms of the Company's Executive Incentive Plan, the Board of Directors may authorize incentive compensation awards to key management personnel of up to five percent of each year's income. The Board of Directors authorized awards of $1,907,000, $1,481,000, and $1,101,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

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

                                                Years ended December 31,
                                    ---------------------------------------------
In thousands, except per unit           1997              1996            1995
---------------------------------------------------------------------------------
Net Income
    As reported                      $   44,493       $   41,889       $   27,317
    Pro forma                            43,489           41,503           27,205
Income Per Unit
    As reported                      $     1.28       $     1.18       $     0.75
    Pro forma                              1.25             1.17             0.75
                                     ============================================

Pro forma net income reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

Unit Option Plan: In January, 1995, the Board of Directors approved the 1995 Option/Award Plan, which superseded the Option, Appreciation Rights and Restricted Units Plan. Under the terms of the Plan, an additional 600,000 units may be granted as options, restricted units, unit rights or appreciation rights to key employees. In November, 1997, the Plan was amended to increase the number of units which may be granted by 3,050,000 units.

Options, restricted units or appreciation rights may not be granted at a price below the market price on date of grant. Non-qualified options and appreciation rights are exercisable 25% after the end of each of the first four years and terminate in ten years. The following non-qualified, market price options, all without appreciation rights, were granted: 1997 - 291,400; 1996 - 236,500; 1995
- 222,050. In 1997, expense of $1.2 million was recorded and no expense or recovery was recorded in 1996 or 1995 for market price fluctuations in connection with option appreciation rights granted prior to 1991. Restricted unit rights granted as part of the Company's Management Unit Ownership Program vest 20% at the end of each of the first five years. The following restricted unit rights were granted: 1997 - 4,580; 1996 - 778; 1995 - 1,288.

In November, 1997, the Board of Directors approved a premium price option program for key executives tied to the performance of the Company's partnership units. Options totaling 2.45 million units were granted to the Company's six top executives. The number of options granted is larger than the Company's typical market-price option program due to the increased risks associated with the premium price and forfeiture provisions and is in lieu of market price options for the six executives over the next three years. Under the terms of the program, participants are granted options in two tranches each of which has a five-year option life and becomes exercisable in three years but is subject to forfeiture if certain performance criteria are not met.

The per unit weighted-average fair value of non-qualified, market price options granted in 1997, 1996 and 1995 was $7.40, $6.06 and $4.50 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: distribution yield of 3.0%, expected volatility of 29.3%, risk-free interest rate of 6.0% and expected life 10 years; 1996 distribution yield of 3.0%, expected volatility of 29.8%, risk-free interest rate of 7.0% and expected life 10 years; 1995 - distribution yield 3.1%, expected volatility 29.7%, risk-free interest rate 6.35% and an expected life of 10 years.

The per unit weighted average fair value of premium price options granted in 1997 was $3.53 for the first tranche and $3.35 for the second tranche using the Black-Scholes option pricing model with the following weighted average assumptions: distribution yield of 1.6%, expected volatility of 21.0%, risk-free interest rate of 6.40% and an expected life of five years.

At December 31, 1997, 631,283 units were available for future grants. A summary of the status of the Company's Option/Award Plan is presented below:

                                                         Weighted Average
                                          Units           Exercise Price
-------------------------------------------------------------------------
Outstanding at December 31, 1994        1,131,000        $   17.96
  Granted                                 223,338            13.01
  Exercised                              (146,000)           12.66
  Cancelled                               (62,975)           19.76
-------------------------------------------------------------------------
Outstanding at December 31, 1995        1,145,363            17.57
  Granted                                 237,278            16.75
  Exercised                               (10,467)           14.63
  Cancelled                              (106,376)           17.25
-------------------------------------------------------------------------
Outstanding at December 31, 1996        1,265,798            17.46
  Granted                               2,745,980            31.33
  Exercised                              (230,511)           16.09
  Cancelled                               (41,584)           14.94
-------------------------------------------------------------------------
Outstanding at December 31, 1997        3,739,683        $   27.68
---------------------------------------==================================

At December 31, 1997 and 1996, the number of options exercisable was 702,488 and 736,719, respectively, and the weighted average exercise price of those options was $18.12 and $18.11, respectively.

The following summarizes information about outstanding options at December 31, 1997:

             Range of                        Number              Weighted Average    Weighted Average
         Exercise Prices                  Outstanding            Exercise Price      Remaining Life
-----------------------------------------------------------------------------------------------------
         $13.00-$16.75                      727,738                   $14.93                 7.0
         $19.75-$22.0625                    406,000                   $21.40                 7.6
         $29.50-$33.39                    2,599,500                   $32.29                 4.8

The following summarizes information about exercisable options at December 31, 1997:

             Range of                        Number              Weighted Average
         Exercise Prices                  Exercisable            Exercise Price
-----------------------------------------------------------------------------------------------------
         $13.00-$16.75                      462,388                   $14.61
         $19.75-$22.0625                    122,100                   $19.85
         $29.50-$33.39                      118,000                   $30.09


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

Under the plan, the Company sold 6,049, 6,428 and 1,607 units to employees in 1997, 1996 and 1995, respectively. The weighted average fair value of these units was $3.66 for 1997, $2.80 for 1996 and $3.01 for 1995 using the Black-Scholes model with the following assumptions: expected life of seven months due to salary withholdings throughout the year; distribution yield of 3.0% and expected volatility of 20.6% for all years; risk-free interest rate of 5.45% for 1997, 6.4% for 1996 and 3.49% for 1995; and an exercise price equal to 85% of the lower of the market price on the first day of the purchase period and the market price on the last day of the purchase period.


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

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 7% and 5% in 1997, 7.25% and 5% in 1996, and 7% and 5% in 1995, respectively. The expected long-term rate of return on assets was 9% for each of the three years ended 1997.

The Company also has a Supplemental Executive Retirement Plan and a Retirement Plan for Directors. The additional pension cost for these plans was $124,000 in 1997, $690,000 in 1996, and $206,000 in 1995. In 1996, a settlement and curtailment loss of $453,000 was incurred in connection with the termination of the Retirement Plan for Directors and replacement with a Deferred Equity Plan for Outside Directors. This loss is included in 1996 general and administrative expenses.

The following table sets forth the plans' funded status and amounts recognized in the Company's financial statements for the Retirement and the Pension Restoration Plans:

                                                      December 31,
                                      ------------------------------------------
In thousands                               1997            1996           1995
--------------------------------------------------------------------------------
Actuarial present value of
  benefit obligations:
  Accumulated benefit obligation,
    including vested benefits of
    $14,544, $13,612 and
    $13,996, respectively               $(14,968)       $(14,011)       $(14,693)
---------------------------------------=========================================

Projected benefit obligation for
  service rendered to date              $(20,281)       $(18,124)       $(17,931)
--------------------------------------------------------------------------------
Plan assets at fair value                 18,957          16,555          16,153
--------------------------------------------------------------------------------
Plan assets less than
  projected benefit obligations           (1,324)         (1,569)         (1,778)
--------------------------------------------------------------------------------
Unrealized net gain from past
  experience different from that
  assumed and effects of changes
  in assumptions                          (2,485)         (1,488)           (778)
Unrecognized prior service costs             961             648             709
Unrecognized net asset being
  recognized over 15 years                  (102)           (136)           (171)
--------------------------------------------------------------------------------
Accrued pension cost                    $ (2,950)       $ (2,545)       $ (2,018)
---------------------------------------=========================================

Continued on next page

(continued)                                        December 31,
                                     --------------------------------------
In thousands                            1997           1996          1995
---------------------------------------------------------------------------
Net pension cost includes the
  following components:
  Service cost-benefits earned
    during the period                 $   555        $   692        $   453
  Interest cost on projected
    benefit obligation                  1,295          1,244          1,041
  Actual return on plan assets         (3,851)        (1,771)        (2,668)
  Net amortization and deferral         2,407            366          1,267
---------------------------------------------------------------------------
Total                                 $   406        $   531        $    93
-----------------------------------========================================

Employee Savings Plan: The Company has an Employee Savings Plan which is available to all eligible employees. Certain employee contributions may be supplemented by Company contributions. Company contributions approximated $319,488 in 1997, $294,000 in 1996, and $262,000 in 1995.

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

In the ordinary course of business, and as part of the entitlement and development process, the Company is required to provide performance bonds to the County of Los Angeles and the City of Santa Clarita to assure completion of certain public facilities. At December 31, 1997, the Company had performance bonds outstanding totaling approximately $134 million.

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


--------------------------------------------------------------------------------
NOTE 10. INDUSTRY SEGMENT INFORMATION

In thousands                                                           December 31,
------------------------------------------------------------------------------------
Identifiable Assets (at historical cost)       1997           1996           1995
------------------------------------------------------------------------------------
Real estate
  Residential                                $ 16,226       $ 25,079       $ 66,365
  Industrial and other                        127,523        100,525         80,366
Commercial
  Income-producing properties                 180,728        169,832        124,249
  Valencia Water Company                       51,058         48,109         44,000
Agriculture                                    20,812         21,193         23,314
Administration                                  7,585          8,750          9,231
------------------------------------------------------------------------------------
                                             $403,932       $373,488       $347,525
                                           =========================================


Note 10 continued on next page

Note 10 (continued)                       Years ended December 31,
                                    ------------------------------------
Capital Expenditures                  1997          1996          1995
------------------------------------------------------------------------
Real estate
  Residential                       $    53       $     -       $    73
  Industrial and other               13,284        14,197         1,862
Commercial
  Income-producing properties        56,309        56,274         6,640
  Valencia Water Company              3,317         8,277         7,534
Agriculture                             735           438           472
Administration                          558            98           401
------------------------------------------------------------------------
                                    $74,256       $79,284       $16,982
                                   =====================================


Depreciation and                          Years ended December 31,
                                   -------------------------------------
Amortization                         1997          1996          1995
------------------------------------------------------------------------
Real estate
  Residential                       $     9       $    21       $    87
  Industrial and other                   70            77            42
Commercial
  Income-producing properties         7,466         5,528         5,213
  Valencia Water Company              1,810         2,398         1,489
Agriculture                             580           608           676
Administration                          213           225           191
------------------------------------------------------------------------
                                    $10,148       $ 8,857       $ 7,698
                                  ======================================



--------------------------------------------------------------------------------
NOTE 11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for the Company fluctuates due to the uneven nature of real estate closing activity and the skewing of results by individual large sales. The following is a summary of selected quarterly financial data for 1997 and 1996:

In thousands,                                                    Quarter
                                             -------------------------------------------------
except per unit                               First        Second         Third       Fourth
----------------------------------------------------------------------------------------------
Revenues
1997                                         $36,001       $48,729       $67,303       $55,668
1996                                          32,726        71,471        39,164        76,825
----------------------------------------------------------------------------------------------
Operating income
1997                                         $15,004       $21,936       $17,239       $ 9,719
1996                                          10,811        26,719         8,588        14,466
----------------------------------------------------------------------------------------------
Net income
1997                                         $10,553       $17,151       $12,539       $ 4,250
1996                                           6,231        22,472         4,168         9,018
----------------------------------------------------------------------------------------------
Net income per unit
1997                                         $   .30       $   .50       $   .36       $   .12
1996                                             .17           .64           .12           .26
----------------------------------------------------------------------------------------------
Net income per unit - assuming dilution
1997                                         $   .30       $   .49       $   .36       $   .12
1996                                             .17           .64           .12           .26
----------------------------------------------------------------------------------------------


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

The duties and responsibilities of directors are carried out by the Board of Directors of the Managing General Partner of the Managing General Partner, Newhall Management Corporation. Each voting shareholder of Newhall Management Corporation also is a director of Newhall Management Corporation ("Corporation") and only voting shareholders may be directors of that corporation. Every voting shareholder and director has a number of votes in all matters equal to the number of votes of every other voting shareholder and director. Upon ceasing to be a director, a shareholder may be a nonvoting shareholder for a period of time prior to the repurchase of his or her shares by the Corporation. See further discussion of the shareholders' agreement and voting trust agreement below.

The shareholder-directors of Newhall Management Corporation are as follows:

Thomas L. Lee, age 55, was appointed Chairman and Chief Executive Officer of the Corporation upon its formation in November, 1990 and of the former Managing General Partner in 1989. He joined the predecessor corporation in 1970 and has served in various executive capacities. Mr. Lee was elected as a director in 1985. He is a director of Wells Fargo & Company, Wells Fargo Bank, N.A. and CalMat, Inc. He is a trustee of California Institute of the Arts.

George L. Argyros, age 61, was elected a director of the Corporation in September, 1995. He has been Chairman and Chief Executive Officer of Arnel & Affiliates, an investment company, since 1968. He is a director of U.S.C.S. International, Tecstar, First American Financial Corporation, Doskocil, Inc., Apria HealthCare Group and Rockwell International. He is a trustee of the California Institute of Technology and President and Chief Executive Officer of the Horatio Alger Association.

Gary M. Cusumano, age 54, has been President and Chief Operating Officer of the Corporation and the former Managing General Partner since 1989 and was elected a director of the Corporation in July, 1995. Mr. Cusumano is a director of Zero Corporation, Watkins-Johnson Company, the California Chamber of Commerce and Henry Mayo Newhall Memorial Hospital.

Thomas V. McKernan, Jr., age 53, has been a director of the Corporation since September, 1994. Mr. McKernan has been President and Chief Executive Officer of the Automobile Club of Southern California since 1991. He is a director of the American Automobile Association, Los Angeles Area Chamber of Commerce, California Chamber of Commerce, Orthopedic Hospital, The Employers Group, Payden & Rygel Mutual Funds, Ramona Girls School, and Forest Lawn Memorial Park.

Henry K. Newhall, age 59, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1982. Dr. Newhall is General Manager, Technology, Oronite Additives Division of Chevron Chemical Company. He has served in various managerial and consulting positions with Chevron since 1971.

Jane Newhall, age 84, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1960. Ms. Newhall, a private investor, is a director of the Henry

Mayo Newhall Foundation and a member of the Foundation Board of Donaldina Cameron House. She is a trustee of Mills College, the San Francisco Theological Seminary and the Graduate Theological Union.

Peter T. Pope, age 63, was elected a director of the Corporation in 1992. Mr. Pope has been Chairman, President and Chief Executive Officer of Pope & Talbot, Inc. since 1990. He is a director of Pope Resources and Harmac Pacific, Inc.

Carl E. Reichardt, age 66, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1980. Mr. Reichardt was Chairman of the Board of Directors of Wells Fargo & Company and Wells Fargo Bank, N.A., from 1983 until December, 1994. He is a director of Wells Fargo & Company, Wells Fargo Bank, N.A., Ford Motor Company, Columbia/HCA Healthcare Corporation, Pacific Gas and Electric Company, ConAgra, Inc., SunAmerica, Inc. and McKesson Corporation.

Thomas C. Sutton, age 55, was elected a director of the Corporation in November, 1991. He has been Chairman of the Board and Chief Executive Officer of Pacific Life Insurance Company since 1990. Mr. Sutton is a director of Southern California Edison, The Irvine Company, American Council of Life Insurance, Association of California Life Insurance Companies and Pimco Advisors. He is a trustee of the Committee for Economic Development.

Barry Lawson Williams, age 53, was elected a director of the Corporation in July, 1996. Mr. Williams has been President of Williams Pacific Ventures, Inc., a venture capital consulting firm which he founded, and a General Partner of WDG Ventures Ltd., a real estate development fund, since 1987. Mr. Williams is a director of Pacific Gas and Electric Company, Northwestern Mutual Life Insurance Company, CH2M Hill, Ltd., Simpson Manufacturing Company and CompUSA.

Ezra K. Zilkha, age 72, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1977. Since 1956, Mr. Zilkha has been President of Zilkha & Sons, Inc., a private investment company. From 1991 to 1993 he was Chairman of Union Holdings, Inc., an industrial holding company. He is a director of Cambridge Associates and Heartland Technology, Inc. Mr. Zilkha is a trustee of The American Society of the French Legion of Honor, trustee emeritus of Wesleyan University and an honorary trustee of the Brookings Institution. He is Chairman of the Board of the International Center for the Disabled.

Each of the shareholder-directors may be contacted at the principal executive offices of the Partnership and is a citizen of the United States.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Newhall Management Corporation and its officers and directors, the general partners, and persons who own more than ten percent of the Company's partnership units, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Company assists officers, directors and ten-percent unitholders to file their Section 16(a) reports and retains a copy of the forms filed. Written representations that all required reports have been filed are obtained at the end of each year. Based upon this information, the Company believes that, during the year ended December 31, 1997, all such filing requirements were fulfilled.

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

Messrs. Henry Newhall and Zilkha each effectively has contributed to the Managing General Partner a total of 72,000 Partnership units. Ms. Newhall effectively has contributed to the Managing General Partner a total of 71,650 Partnership units. Messrs. Lee and Cusumano each effectively has contributed 36,000 Partnership units. Messrs. Argyros, Reichardt, Pope, Sutton, McKernan and Williams each effectively has contributed to the Managing General Partner a total of 2,000 Partnership units. Mr. Edwin Newhall Woods, who retired from the Board of Directors in September 1996, has agreed to leave 72,000 units contributed by him until his units are replaced. The Partnership units contributed to the Managing General Partner total 371,650 or 1.1% of the total number of partnership units outstanding at December 31, 1997.

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

The shareholders' agreement and the bylaws of the Corporation restrict the ability of a shareholder-director to transfer ownership of shares of the Corporation. Certain events, such as failure to own at least one limited partner unit in Newhall Management Limited Partnership, failure to consent to a Subchapter S election under the Internal Revenue Code, failure to re-execute the trust agreement, ceasing to serve as a director, failure of a shareholder-director's spouse to sign any required consent, a material breach by a shareholder-director of the shareholders' agreement or voting trust agreement, a levy upon the shares of a shareholder, or a purported transfer of shares to someone other than a new or existing director upon approval of the Board of Directors, are considered to be repurchase events. Upon such a repurchase event, the shareholder must immediately resign as a director and the shareholder will lose voting rights under the voting trust agreement. Upon the occurrence of a repurchase event, a shareholder's shares will be repurchased by the Corporation or the Corporation may direct their purchase by a successor director. The Corporation has agreed to repurchase for cash equal to the market value of the Partnership units representing such shares (or provide for the purchase of) all shares of a shareholder-director subject to a repurchase event within one year of the repurchase event and to use its best efforts to effect such repurchase (purchase) as soon as possible after the repurchase event. There can be no assurance that the Corporation will be able to find a replacement for a departing shareholder-director who will purchase shares.

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

EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER

                                                                                        Date of
                                                                              Age        Office
                                                                              ---        ------
Thomas L. Lee                                                                 55
 Chairman and Chief Executive Officer                                                    07/89

Gary M. Cusumano                                                              54
 President and Chief Operating Officer                                                   07/89

Thomas E. Dierckman                                                           49
 Senior Vice President - Valencia Division                                               09/94
 Senior Vice President - Real Estate Operations                                          07/90

James M. Harter                                                               51
 Senior Vice President - Newhall Ranch Division                                          09/94
 Senior Vice President - Community Development                                           08/92

Stuart R. Mork                                                                45
 Senior Vice President and Chief Financial Officer                                       01/96
 Vice President and Chief Financial Officer                                              01/95
 Vice President - Finance                                                                01/94
 Vice President - Finance and Treasurer                                                  07/92

Daniel N. Bryant                                                              38
 Vice President - Asset Management                                                       01/98
 Director - Asset Management                                                             07/96
 Director - Property Management and Leasing                                              12/94
 Vice President - Commercial/Industrial Real Estate of Valencia Company,
     a division of The Newhall Land and Farming Company                                  01/93

John R. Frye                                                                  53
 Vice President - Agriculture                                                            09/85

Donald L. Kimball                                                             40
 Vice President - Finance and Controller                                                 01/97
 Vice President - Controller                                                             07/94
 Controller                                                                              04/90

James R. Wheeler                                                              47
 Vice President Residential -- Valencia                                                  03/96
 Vice President - Mainland Division, Castle & Cooke Homes, Inc.                          07/94
 Vice President - The William Lyon Company                                               01/90


        The officers serve at the pleasure of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

        The following tables set forth information as to each of the five highest paid Executive Officers and their compensation for services rendered to the Company and its subsidiaries:

                           SUMMARY COMPENSATION TABLE

                                  --------------------------------  ---------------------------------
                                       Annual Compensation               Long Term Compensation
                                  --------------------------------  ---------------------------------
                                                                           Awards             Payouts
                                                                    ------------------------  -------
                                                           Other    Restricted   Number of               All
                                                           Annual     Stock      Securities             Other
        Name and                                Bonus       Comp.     Awards     Underlying    LTIP     Comp.
   Principal Position      Year    Salary        (1)         (2)       (3)      Options/SARs  Payouts    (4)
-------------------------  ----   ---------   ---------   --------  ----------  ------------  -------  --------
Thomas L. Lee              1997   $ 362,000   $ 205,073   $ 65,650      -         730,000       $ -    $ 36,605
  Chairman and             1996     362,000     181,000     61,450      -          25,000         -      33,640
  Chief Executive Officer  1995     322,000     117,530     62,153      -          20,000         -      29,648

Gary M. Cusumano           1997     274,000     155,221     68,500      -         574,000         -      28,829
  President and            1996     264,000     132,000     66,000      -          20,000         -      26,706
  Chief Operating Officer  1995     264,000      96,360     50,620      -          16,000         -      24,856

Thomas E. Dierckman        1997     214,000      84,522      4,300      -         367,000         -      14,764
  Senior Vice President    1996     214,000      73,321      4,500      -          14,000         -      14,827
                           1995     206,000      52,600      4,544      -          12,000         -      13,304

Stuart R. Mork             1997     200,000      85,320        350      -         367,000         -      10,139
  Senior Vice President    1996     200,000      80,000        365      -          14,000         -       8,058
  Chief Financial Officer  1995     170,000      45,510          -      -          20,000         -       6,391

James M. Harter            1997     175,000      84,655          -      -         315,000         -       5,520
  Senior Vice President    1996     170,000      64,600          -      -          12,000         -       4,821
                           1995     160,000      37,000          -      -          10,000         -       4,221

---------------------------------------------------------------------------------------------------------------

(2) Represents bonus accrued during the current calendar year based on earnings for such period and paid in the subsequent calendar year. A part of the 1997 bonus will be paid in partnership units in accordance with the Company's Management Unit Ownership Program as follows: Mr. Dierckman ($24,522), Mr. Mork ($19,905), and Mr. Harter ($84,655). Part of the 1996 bonus was paid in partnership units as follows: Mr. Lee ($31,735), Mr. Dierckman ($20,721), Mr. Mork ($17,245), and Mr. Harter ($64,600).

(2) Includes general partner fees paid to Messrs. Lee and Cusumano as general partners of Newhall General Partnership of $60,000 each and director fees of $4,000 to Mr. Cusumano and $3,500 to Mr. Dierckman as directors of a wholly-owned subsidiary.

(3) Messrs. Dierckman, Mork and Harter have the right to receive 855, 540, and 1,030 unit rights, respectively, which entitles them to receive one partnership unit for each unit right under certain circumstances.

(4) Totals include the following: (1) Company matching contributions to the Employee Savings Plan and Savings Restoration Plan, (2) excess life insurance premiums, and (3) long-term disability insurance premiums for Messrs. Lee and Cusumano.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                         -------------------------------------------------
                                    Individual Grants                                                        Value of
                         -------------------------------------------------  ----------------------------  Options as of
                                                                            Potential Realizable Value    Grant Date as
                                                                             at Assumed Annual Rates       Computed by
                          Number of     % of Total                          of Stock Price Appreciation    the Modified
                          Securities   Options/SARs   Exercise                  for Option Term(3)         Black-Scholes
                          Underlying    Granted To    Or Base                ------------------------        Options
                         Options/SARs  Employees in    Price    Expiration                                  Valuation
          Name             Granted      Fiscal Year    ($/Sh)      Date          5%           10%            Model(4)
     ----------------    ------------  ------------   --------  ----------   ----------    ----------      ----------
     Thomas L. Lee           30,000(1)                $22.0625   07-16-07   $   416,250   $ 1,054,858      $  222,000
                            319,918(2)                 31.30     11-20-02     2,213,222     4,890,641       1,129,311
                            380,082(2)                 33.39     11-20-02     2,629,442     5,810,378       1,273,275
                          ---------                                         -----------   -----------      ----------
                            730,000        27%                                5,258,914    11,755,877       2,624,586
                          ---------       ---                               -----------   -----------      ----------

     Gary M. Cusumano        24,000(1)                 22.0625   07-16-07       333,000       843,887         177,600
                            251,364(2)                 31.30     11-20-02     1,738,959     3,842,644         887,315
                            298,636(2)                 33.39     11-20-02     2,065,991     4,565,299       1,000,431
                          ---------         -                               -----------   -----------      ----------
                            574,000        21%                                4,137,950     9,251,830       2,065,346
                          ---------       ---                               -----------   -----------      ----------

     Thomas E. Dierckman     17,000(1)                 22.0625   07-16-07       235,875       597,753         125,800
                            159,959(2)                 31.30     11-20-02     1,106,611     2,445,320         564,655
                            190,041(2)                 33.39     11-20-02     1,314,721     2,905,189         636,637
                          ---------                                         -----------   -----------      ----------
                            367,000        13%                                2,657,207     5,948,262       1,327,092
                          ---------       ---                               -----------   -----------      ----------

     Stuart R. Mork          17,000(1)                 22.0625   07-16-07       235,875       597,753         125,800
                            159,959(2)                 31.30     11-20-02     1,106,611     2,445,320         564,655
                            190,041(2)                 33.39     11-20-02     1,314,721     2,905,189         636,637
                          ---------                                         -----------   -----------      ----------
                            367,000        13%                                2,657,207     5,948,262       1,327,092
                          ---------       ---                               -----------   -----------      ----------

     James M. Harter         15,000(1)                 22.0625   07-16-07       208,125       527,429         111,000
                            137,108(2)                 31.30     11-20-02       948,526     2,095,993         483,991
                            162,892(2)                 33.39     11-20-02     1,126,902     2,490,158         545,688
                          ---------                                         -----------   -----------      ----------
                            315,000        12%                                2,283,553     5,113,580       1,140,679
                          ---------       ---                               -----------   -----------      ----------

           Total          2,353,000        86%                              $16,994,831   $38,017,811      $8,484,795
                          ---------       ---                               -----------   -----------      ----------

---------------------------------------------------------------------------------------------------------------------

(1) Non-qualified options without appreciation rights granted at 100% of fair market value on the date of grant. Options are exercisable 25% at the end of each of the first four years following date of grant and expire ten years after date of grant. In the event of any change of control of the Company, as defined, then each option will immediately become fully exercisable as of the date of the change of control.

(2) Premium price options were granted in November, 1997 to six key executives and are in lieu of market priced options for the next three years. The number of options granted is larger than the Company's typical market price option program due to the increased risks associated with the premium price and forfeiture provisions. The options were granted in two tranches, the first of which has an excercise price 25% higher than the trailing average unit price during the 30 days prior to the date of grant. The second tranche was granted at 33 1/3% higher than the same original market price. The options become excercisable in three years and have a five-year option life but are subject to forfeiture if certain performance criteria are not met.

(3) The final unit price at 5% compound growth is $35.94 for the market price options and $31.96 for the premium price optons. The final unit price at 10% compound growth is $57.22 for the market price options and $40.33 for the premium price options.

(4) The modified Black-Scholes Options Valuation Model modifies the Black-Scholes formula to include the impact of distributions and to allow option exercise prior to maturity. The 10-year distribution yield of 3.0% was used in the modified model.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES


                                                        Number of
                                                   Securities Underlying        Value of Unexercised
                                                  Unexercised Options/SARs     In-the-Money Options/SARs
                           Shares                   at Fiscal Year-End           at Fiscal Year-End(1)
                          Acquired               -------------------------    ---------------------------
                             On        Value
                          Exercise   Realized                      Un-                            Un-
           Name             (#)       ($000)     Exercisable   exercisable     Exercisable    Exercisable
    -------------------   --------   --------    -----------   -----------     -----------    -----------
    Thomas L. Lee          3,563     $119,250      141,025        775,925      $1,660,381     $  767,294

    Gary M. Cusumano       2,704       88,750      107,250        610,500       1,271,000        613,500

    Thomas E. Dierckman      776       24,063       78,750        392,750         872,688        416,500

    Stuart R. Mork            --           --       51,750        391,750         656,875        474,188

    James M. Harter           --           --       24,750        331,250         379,969        356,719
                           -----     --------      -------      ---------      ----------     ----------
          Total            7,043     $232,063      403,525      2,502,175      $4,840,913     $2,628,201
                           =====     ========      =======      =========      ==========     ==========
    ----------------------------------------------------------------------------------------------------


(1) Based on the difference in the unit price of $30.00 at December 31, 1997, and the exercise price of the underlying options.

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

The following table reflects the estimated annual benefits paid as a single life annuity upon retirement at age 65 under the Retirement Plan and Pension Restoration Plan at various assumed compensation ranges and credited years of service:

                                                      Years of Service
                         -------------------------------------------------------------------------
   Compensation             10                     20                   30                   40
   ------------          --------              --------              --------             --------
    $125,000             $ 24,000              $ 48,000              $ 72,000             $ 72,000
     200,000               39,000                78,000               117,000              117,000
     275,000               54,000               108,000               162,000              162,000
     350,000               69,000               138,000               207,000              207,000
     425,000               84,000               168,000               252,000              252,000
     450,000               89,000               178,000               267,000              267,000
     500,000               99,000               198,000               297,000              297,000
     550,000              109,000               218,000               327,000              327,000

Credited years of service as of December 31, 1997 (to the nearest whole year) and average annual compensation for the highest five years of the last ten years are as follows: 27 years and $500,000 for Mr. Lee; 28 years and $395,000 for Mr. Cusumano; 10 years and $200,000 for Mr. Mork; 15 years and $260,000 for Mr. Dierckman; and 5 years and $180,000 for Mr. Harter. An amendment to the Retirement Plan effective January 1, 1997 will reduce the amounts that each executive will receive at retirement from the full amounts shown in the above table. Based on years of service upon retirement at age 65 and the proportion of service rendered before January 1, 1997, the percentage of benefit from the above table for each executive will be as follows: Mr. Lee - 98.0%; Mr. Cusumano
- 98.7%; Mr. Mork - 85.2%; Mr. Dierckman - 90.0%; and Mr. Harter - 84.4%.

CHANGE IN CONTROL SEVERANCE PROGRAM

The Partnership entered into severance agreements in March, 1988 with two executive officers, Thomas L. Lee and Gary M. Cusumano, and in November, 1997 with three senior vice presidents and five vice presidents, under which each such officer is entitled to certain benefits in the event of a "change of control." Under the provisions of the severance agreements, a "change of control" is deemed to have occurred when (i) any "person" (other than a trustee or similar person holding securities under an employee benefit plan of the Partnership, or an entity owned by the Unitholders in substantially the same proportions as their ownership of units) becomes the beneficial owner of 25% or more of the total voting power represented by the Partnership's then outstanding voting securities, (ii) Newhall Management Corporation is removed as Managing General Partner of the Managing General Partner, or (iii) the holders of the voting securities of the Partnership approve a merger or consolidation of the Partnership with any other entity, other than a merger or consolidation which would result in the voting securities of the Partnership outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 75% of the total voting power represented by the voting securities of the Partnership or such surviving entity outstanding immediately after such merger or consolidation, or (iv) a plan of complete liquidation of the Partnership is adopted or the holders of the voting securities of the Partnership approve an agreement for the sale or disposition by the Partnership (in one transaction or a series of transactions) of all or substantially all the Partnership's assets. Entitlement to benefits arises if, within two years following a change in control, the officer's employment is terminated or if he or she elects to terminate his or her employment following action by the

Partnership which results in (i) a reduction in salary or other benefits, (ii) change in location of employment (iii) a change in position, duties, responsibilities or status inconsistent with the officer's prior position or a reduction in responsibilities, duties, or offices as in effect immediately before the change in control, or (iv) the failure of the Partnership to obtain express assumption by any successor of the Partnership's obligations under the severance agreement.

Benefits payable under the agreements to Messrs. Lee and Cusumano consist of (i) payment in a single lump sum equal to base salary and general partners fees for three years, (ii) payment in a single lump sum of three times the average bonus payments for the two fiscal years preceding the change in control, (iii) continuation of participation in insurance and certain other fringe benefits for three years, (iv) immediate vesting of deferred compensation, nonqualified retirement benefits, options and other unit-based rights, (v) a retirement benefit equivalent to the additional benefits that would have accrued under retirement plans if employment had continued for two years, and (vi) reduction of required service for full retirement benefits from 30 years to 20 years through a non-qualified arrangement. The benefits payable to senior vice presidents are the same as for Messrs. Lee and Cusumano except that base salary, bonus and fringe benefits would be paid for two years and the retirement benefit for one year. Certain vice presidents would receive base salary, bonus and fringe benefits for one year. Benefits payable under the agreements are in lieu of any severance benefits under the Partnership's general severance policy. The agreements are not contingent upon the officers actively seeking other employment, but provide for offset of fringe benefits provided by a new employer.

COMPENSATION OF THE DIRECTORS

The Partnership Agreement provides that the compensation of the general partners and their partners, directors, officers and employees shall be determined by the Managing General Partner. Both the compensation committee and the nominating committee of the Board of Directors of Newhall Management Corporation, the Managing General Partner of Newhall Management Limited Partnership, have been granted authority by the Board of Directors to determine certain compensation issues. Non-employee members of the Board receive an annual retainer fee of $24,000 for serving on the Board, $2,000 for serving on the Audit Committee and $1,000 for serving on any other committee of the Board. In addition, independent directors receive a fee of $1,000 for attending each meeting of the Board or committee of which they are a member. Committee chairpersons receive a fee of $500 in addition to the regular meeting fee for each committee meeting they conduct. Employees serving on the Board of Directors do not receive directors' fees. Directors' compensation may be deferred until separation from the Board. Deferred amounts earn interest at the Wells Fargo Bank prime rate. Members of the Board of Directors will also receive reimbursement for travel and other expenses related to attendance at meetings of the Board of Directors and of the committees. In addition, the Partnership Agreement requires the Partnership to reimburse the Managing General Partner for any federal or California income taxes imposed upon the Managing General Partner or its Managing General Partner as a result of its activities as Managing General Partner. Under the terms of the 1995 Option/Award plan adopted by the Board of Directors on January 18, 1995, each non-employee Board member ("Independent Director") may elect to have all or any portion of the annual retainer fees paid in depositary units instead of cash.

The 1995 Option/Award Plan also provides each Independent Director serving on the Board on January 18, 1995, and each newly elected or appointed Independent Director, with a non-statutory option ("Automatic Option") to purchase 1,500 depositary units. On the third Wednesday of July of each year that occurs after January 18, 1995, each continuing Independent Director will automatically receive an Automatic Option to purchase 500 depositary units. Each Automatic Option vests immediately and has a term of 10 years. Generally, the Independent Director may exercise his or her option for a period of 3 months after termination of service as an Independent Director for any reason other than death or "retirement," 12 months after the date of death and 36 months after the date of "retirement." "Retirement" means the first day the Independent Director ceases to serve as an Independent Director after serving as an Independent Director for at least five years.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company has a $40 million line of credit for Valencia Town Center with Wells Fargo Bank, N.A. (the "Bank"), all of which was borrowed at December 31, 1997. Valencia Water Company, a subsidiary of the Company, maintains a $2 million credit line with the Bank. There were no borrowings outstanding against this line of credit at December 31, 1997. Additionally, the Company has a $200 million revolving credit facility managed jointly by the Bank and Morgan Guaranty Trust of New York, $7.1 million of which was borrowed at December 31, 1997. Certain of the Company's employee benefit plans have invested approximately $22 million in funds managed by the Bank and the Bank has issued approximately $13 million in letters of credit on behalf of the Company.

Thomas L. Lee, Chairman and Chief Executive Officer of the Company, is a director of Wells Fargo & Company and the Bank. Carl E. Reichardt, former Chairman of the Board of the Bank and Wells Fargo & Company, is a director of the Managing General Partner of the Managing General Partner.

In June 1994 Valencia Water Company, a wholly-owned subsidiary of the Company, borrowed $11 million from Pacific Life Insurance Company. In addition, the Company has acquired two life insurance policies for its two senior officers with face amounts of approximately $1.5 million each from Pacific Life. Thomas
C. Sutton, a director of the Company, is Chairman of the Board and Chief Executive Officer of Pacific Life Insurance Company. All of the foregoing transactions are at rates and terms comparable to those of similar transactions with unrelated parties.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
OF NEWHALL MANAGEMENT CORPORATION

COMPENSATION COMMITTEE CHARTER

The Compensation Committee, which is entirely comprised of independent directors, determines or approves compensation of all executive officers of the Company and reviews management development issues. It has regularly scheduled meetings two times a year, and meets at other times as appropriate. During 1997, the committee met four (4) times.

SENIOR MANAGEMENT COMPENSATION PHILOSOPHY

The Company believes its success is greatly influenced by the caliber of its employees. The Company's compensation program for senior management is designed to attract, motivate and retain a highly skilled, professional and dedicated work force. In this regard, Newhall Land's senior management compensation program consists of:

- Base salary compensation tied to prevailing real estate industry compensation practices.

- Annual merit and incentive pay compensation (bonuses) primarily related to the Company's and manager's performance for the previous fiscal year.

- Long-term incentive compensation in the form of unit options, restricted units and unit rights directly tied to increasing unitholder value. This component of compensation can be highly volatile because it is directly related to corporate performance.

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

BASE SALARY COMPENSATION

The base salary for each executive officer is determined on the basis of an evaluation of the responsibilities of each position compared to other positions in the Company and to base salary levels in effect for comparable positions at the Company's principal competitors for executive talent. In addition, the qualifications of the executive officer including training and experience is considered in determining base salary. Salaries are reviewed and adjustments to each executive officer's base salary, if any, are made on an annual basis. External salary data provided to the Committee by an independent compensation consulting firm indicate that salaries for 1997 were generally at or below the median level.

ANNUAL MERIT AND INCENTIVE COMPENSATION (BONUSES)

Annual bonuses under the Company's Executive Incentive Plan adopted by the Board of Directors are earned by each executive officer on the basis of the Company's earnings, division performance and/or the attainment of individual goals in the previous fiscal year. Target earnings projections for the Company and each division and individual goals are developed at the beginning of the year. Target bonuses are determined as percentages of base salaries for each management group based upon ability to influence the success of the Company and are generally set to produce bonuses comparable to other real estate companies over a period of time. The bonuses earned are then calculated at the end of the year using the target percentages, increased or decreased by multiples which give effect to the earnings achieved and individual goals accomplished. The multiple results in the bonus percentage attributable to Company earnings being increased at twice the percentage by which actual earnings exceed targeted earnings and reduced at three times the percentage by which actual earnings are less than targeted earnings. There are no bonuses for this component of the formula if earnings are less than 75% of target. The aggregate amount of such incentive bonuses may not exceed 5% of the Company's net income after deducting the incentive awards. The 1997 bonuses continue to be at or below industry levels. The target bonuses (except for Mr. Lee's bonus) are recommended by the Company's Chief Executive Officer, Mr. Lee, and approved by the Compensation Committee and the Board of Directors.

Beginning in 1996, senior executives are paid 50% of the excess of their current year's bonus over 1995 in partnership units until they reach their unit ownership guidelines described below. Additionally, any manager may elect to receive all or any part of his or her annual bonus in partnership units and to defer receipt of such partnership units for up to five (5) years.

The total of the bonuses paid for 1997 was $1,907,000 (or 4.3% of 1997 income after deducting bonuses), versus $1,481,000 in 1996 (3.5% of income after deducting bonuses), a 29% increase from 1996 to 1997. The increase in bonuses for 1997 recognizes the improved earnings per unit in 1997 over 1996 of 8.5%, a 55% increase in lots and homes sold in Valencia, a 119% increase in sales of industrial/commercial acreage, a 10.6% increase in income from commercial operations, the approval of the 24,000-home Newhall Ranch project by the Los Angeles County Regional Planning Commission and the capturing of 12% of the new home market in Los Angeles County.

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

In November 1997, a special grant of 2,450,000 premium price options was made to the top six executive officers of the Company to provide additional incentive for them to deliver near-term, substantial price growth in the outstanding partnership units and to enhance their incentive compensation to be more comparable with that of publicly-traded real estate companies. The options were granted in two tranches, both of which are exercisable in three years provided certain price performance objectives are met. The first tranche vests if within two years the market price of the Partnership's outstanding partnership units increases by 25% and the second tranche vests if within three years the market price increases 33 1/3 %. Alternatively, the options will vest if during the applicable period the total return on an outstanding partnership unit equals or exceeds the 75th percentile of a peer group of other publicly-traded real estate companies. A prorated portion of vested options will be exercisable upon death, disability or retirement within three years. The options are forfeited if neither of the price performance goals is met. The premium price options expire in five years. The premium price options were frontloaded so the six executives will not receive any other options for the next three years.

CHIEF EXECUTIVE OFFICER COMPENSATION

Mr. Lee's base salary is $362,000 per annum, the same as last year, and he was paid a bonus for 1997 of $205,073 for total cash compensation of $567,073. A study by a compensation consulting firm during 1997 indicates that Mr. Lee's cash and total direct compensation (short-term cash plus long-term incentive) are both below the medians of the chief executive officers of a peer group of companies with similar revenues, market capitalization and business focus. The Compensation Committee has elected to increase Mr. Lee's annual bonus and long-term incentive compensation to align more of his total direct compensation with the interests of the Company's owners. During 1997 Mr. Lee's efforts led to planning commission approval of Newhall Ranch, the largest single new development in the history of Los Angeles County, improved results in every major segment of the Company's business and a total shareholder return of 81%.

Mr. Lee's bonus for 1997 of $205,073, versus $181,000 for 1996, equals his target bonus of 50% of his salary plus 13.3%, twice the percentage by which net income per unit exceeded target, pursuant to the Company's Executive Incentive Plan. The amount of the bonus earned was based entirely upon Company earnings.

Long-term incentive compensation of 30,000 unit options was granted to Mr. Lee at market in July, 1997, an increase of 5,000 or 20% from the 1996 grant of 25,000 options. In addition Mr. Lee received 700,000 of the premium price options described above. The benefits of the unit options are expected to be realized over the next five to ten years during which Mr. Lee's emphasis on strategic planning, particularly land entitlements and investments in income producing properties are expected to yield benefits for the Company's investors.

SECTION 162 LIMIT

Section 162(m) of the Internal Revenue Code limits federal income tax deductions for compensation paid to the Chief Executive Officer and the four other most highly compensated officers of a public company to $1 million per year, but contains an exception for performance-based compensation that satisfies certain conditions. The Company believes that Section 162(m) does not apply to publicly-traded limited partnerships such as the Company. Even if Section 162(m) were applicable to the Company, however, the compensation paid the Chief Executive Officer and each of the four other most highly compensated officers, excluding performance-based compensation, is well below $1 million per year.

COMPENSATION COMMITTEE MEMBERS

The Compensation Committee of the Board of Directors of Newhall Management Corporation is comprised of the following five independent directors:

        Peter T. Pope (Chairman)
        Thomas V. McKernan, Jr.
        Carl E. Reichardt
        Thomas C. Sutton
        Barry Lawson Williams

                      The Newhall Land and Farming Company
                           Stock Performance Analysis


                                                                                      5 Year
                          1992      1993       1994     1995      1996       1997   Total Return
                          ----      ----       ----     ----      ----       ----   ------------
           NHL           100.00    115.32     89.89    129.62    131.81     239.74     81.88 %
           S&P 500       100.00    110.06    111.50    153.31    188.68     251.63     33.36 %
           WRESI*        100.00    119.46    112.77    138.37    189.25     226.98     19.94 %

                                                                                                                        10 Year
           1987       1988      1989      1990      1991      1992      1993      1994      1995      1996      1997  Total Return
           ----       ----      ----      ----      ----      ----      ----      ----      ----      ----      ----  ------------
NHL        100       193.37    211.74    116.50    146.21    112.35    129.55    100.99    145.62    148.09    269.34    81.88
S&P 500    100       116.55    153.45    148.55    193.91    208.74    229.74    232.75    320.03    393.87    525.26    33.36
WRESI*     100       134.72    137.10     70.57     79.92     72.09     86.11     81.29     99.74    136.42    163.62    19.94


         Assumes $100 invested on December 31, 1992 for the 5-year graph and December 31, 1987 for the 10-year graph. Total return includes reinvestment of dividends.

         * Wilshire Real Estate Securities Index (consists of the following real estate operating companies: Bristol Hotel Co., Catellus Development Corporation, Homestead Valley Properties, Host Marriott Corporation, LaQuinta Inns, Inc., The Newhall Land and Farming Company, Prime Hospitality, Inc., Red Roof Inns, Rouse Company, Servico Inc., Trizec Hahn Corp.).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

DIRECTORS AND OFFICERS

The following table sets forth the number of units beneficially owned by each director of Newhall Management Corporation, each of the Company's five highest paid executives and all directors and officers as a group as of December 31, 1997.

                                               Amount and Nature             Percent
    Name                                   of Beneficial Ownership           of Class
----------------                          --------------------------         --------
George L. Argyros                              57,289(1)(2)(3)                 0.2%
Gary M. Cusumano                              237,849(1)(2)(4)                 0.7
Thomas E. Dierckman                            92,217(2)(4)(5)                 0.3
James M. Harter                                31,382(2)(4)(5)                   *
Thomas L. Lee                                 243,633(1)(2)(4)(5)              0.7
Thomas V. McKernan, Jr.                         8,174(1)(2)(3)                   *
Stuart R. Mork                                 57,103(2)(4)(5)                 0.2
Henry K. Newhall                              880,758(1)(2)(3)(6)              2.6
Jane Newhall                                1,085,256(1)(2)(3)                 3.1
Peter T. Pope                                  10,821(1)(2)(3)                   *
Carl E. Reichardt                              95,173(1)(2)(3)(7)              0.3
Thomas C. Sutton                               16,648(1)(2)(3)(8)                *
Barry Lawson Williams                           4,504(1)(2)(3)                   *
Ezra K. Zilkha                              1,189,228(1)(2)(3)(9)              3.4
All directors and officers
  as a group                                4,179,190                         12.1%

*   Represents less than 0.1% of the securities outstanding.


(1) Includes 72,000 units each for Messrs. Henry K. Newhall and Zilkha, 71,650 units for Ms. Jane Newhall, 2,000 units each for Messrs. Argyros, McKernan, Pope, Reichardt, Sutton and Williams which are held by the Managing General Partner. Includes 36,000 units held by the Managing General Partner and 20 units contributed to Newhall General Partnership by Messrs. Cusumano and Lee. Of the total of 299,650 units held by the Managing General Partner beneficially for the directors, 20 units have been contributed to Newhall General Partnership, and of those 20 units, 10 units have been contributed back to the Managing General Partner by Newhall General Partnership. See
    Item 10 of this Annual Report on Form 10-K for information on a shareholders' agreement, voting trust agreement and limited partnership agreement relating to these units.

(2) Includes 109,125 units for Mr. Cusumano, 78,750 for Mr. Dierckman, 24,750 for Mr. Harter, 143,325 for Mr. Lee, 51,750 for Mr. Mork, 2,000 for Mr. Williams, 2,500 for Mr. Argyros and 3,000 each for Ms. Newhall and Messrs. McKernan, Newhall, Pope, Reichardt, Sutton and Zilkha which they have the right to acquire pursuant to the Company's 1995 Option/Award Plan.

(3) Includes 1,025 units for Mr. Argyros, 1,174 for Mr. McKernan, 5,030 for Mr. Newhall, 10,606 for Ms. Newhall, 3,568 for Mr. Pope, 8,873 for Mr. Reichardt, 2,258 for Mr. Sutton, 504 for Mr. Williams and 13,628 for Mr. Zilkha which they are entitled to receive upon separation from the Board of Directors of Newhall Management Corporation pursuant to the Company's Deferred Equity Compensation Plan for Outside Directors.

(4) Includes unit rights to receive an equal number of partnership units under certain circumstances pursuant to the 1995 Option/Award Plan of 547 for Mr. Cusumano, 855 for Mr. Dierckman, 1,030 for Mr. Harter, 1,139 for Mr. Lee and 540 for Mr. Mork.

(5) Includes units held by the Company's Employee Savings Plan of 2,253 for Mr. Dierckman, 1,078 for Mr. Harter, 1,661 for Mr. Lee and 2,002 for Mr. Mork.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)


(6) The Partnership is advised that Henry K. Newhall has sole voting and investment power as to 97,121 units held by trusts for which he is the trustee and beneficiary. Voting and investment power is shared with others as to 711,637 units held by certain trusts.

(7) Includes 4,000 units held by trusts for which Mr. Reichardt has sole voting and investment power as the trustee.

(8) The Partnership is advised that Mr. Sutton has sole voting and investment power as to 9,390 units held by a trust for which he is a trustee.

(9) Includes 230,600 units held by Zilkha & Sons, Inc. for which the Partnership is advised that Mr. Zilkha has sole voting and investment power and 30,000 units held by Mr. Zilkha's wife for which he disclaims beneficial ownership.

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

CERTAIN UNITHOLDERS

The following table sets forth the names, addresses and unitholdings of the only persons known to the Partnership to be beneficial owners of more than five percent of the outstanding units of the Partnership as of December 31, 1997. Such unitholders have sole voting and investment power to the best knowledge of the Partnership.

                                            Amount            Percent
 Name  and  Address                   Beneficially Owned     Of Class
 ------------------                   ------------------     --------
State Farm Mutual Automobile             3,400,758              9.9%
  Insurance Company
One State Farm Plaza
Bloomington, Illinois 61710

Cohen & Steers Capital                   1,964,300              5.7%
  Management, Inc.
757 Third Avenue
New York, New York 10017

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

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed with this report:

    1. See Index to Financial Statements on page 22 of this Annual Report on Form 10-K.

    2. Financial Statement Schedules: Schedule III - Real Estate and Accumulated Depreciation with accountants' report thereon. Other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

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

    *    (e)   Form of Severance Agreements.

    *    (f)   The Newhall Land and Farming Company Supplemental Executive
               Retirement Plan (Restated effective January 15, 1992) incorporated by reference to Exhibit 10(g) to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1991,
               (Commission File Number 1-7585).

    *    (g)   The Newhall Land and Farming Company Senior Management
               Survivor Income Plan incorporated by reference to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1993,
               (Commission File Number 1-7585).

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

    *    (j)   The Newhall Land and Farming Company Deferred Cash Bonus Plan
               incorporated by reference to Exhibit 10(l) of the Company's
               Annual Report on Form 10-K for the year ended December 31, 1990,
               (Commission File Number 1-7585).

    *    (k)   Form of award issued under The Newhall Land and Farming
               Company Deferred Cash Bonus Plan incorporated by reference to
               Exhibit 10(m) of the Company's Annual Report on Form 10-K for the year ended December 31, 1990, (Commission File Number 1-7585).

    *    (l)   The Newhall Land and Farming Company Employee Savings
               Restoration Plan (As restated effective January 15, 1992) incorporated by reference to Exhibit 10(n) to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1991,
               (Commission File Number 1-7585).

    *    (m)   The Newhall Land and Farming Company Pension Restoration Plan
               (As restated effective January 15, 1992) incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form
               10-K for the year ended December 31, 1991, (Commission File
               Number 1-7585).

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

    *    (p)   Amendment No. 1 to The Newhall Land and Farming Company
               Retirement Plan incorporated by reference to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1994,
               (Commission File Number 1-7585).

         (q) The Newhall Land and Farming Company Deferred Equity and Compensation Plan for Outside Directors incorporated by reference to the Company's report on Form S-8 dated November 1, 1996.

    *    (r)   Amendment No. 2 to The Newhall Land and Farming Company
               Retirement Plan dated August 1, 1996 incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1996.

    *    (s)   Amendment No. 1 to The Newhall Land and Farming Company
               Pension Restoration Plan dated January 15, 1997 incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

    *    (t)   Amendment No. 1 to The Newhall Land and Farming Supplemental
               Executive Retirement Plan dated January 15, 1997 incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

    *    (u)   The Amended and Restated Newhall Management Corporation
               Retirement Plan for Directors dated September 18, 1996 incorporated by reference to the Company's Annual Report on Form
               10-K for the year ended December 31, 1996.

    *    (v)   First Amendment to The Newhall Land and Farming Company 1995
               Option/Award Plan dated November 19, 1997.

    *    (w)   Form of award for premium price options granted under The
               Newhall Land and Farming Company 1995 Option/Award Plan.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

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


(b) No report on Form 8-K was filed in the fourth quarter ended December 31, 1997.

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

                                      THE NEWHALL LAND AND FARMING COMPANY
                                      (a California Limited Partnership)
                                      ----------------------------------
                                      Registrant

                                      By Newhall Management Limited Partnership,
                                         Managing General Partner

                                      By Newhall Management Corporation,
                                         Managing General Partner


Date:  March 18, 1998                 By /s/ THOMAS L. LEE
                                        ----------------------------------------
                                         Thomas L. Lee
                                         Chairman and Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 18, 1998                 By /s/  THOMAS L. LEE
                                        ----------------------------------------
                                        Thomas L. Lee, Chairman
                                        and Chief Executive Officer
                                        Newhall Management Corporation
                                        (Principal Executive Officer)


Date:  March 18, 1998                 By /s/  STUART R. MORK
                                        ----------------------------------------
                                        Stuart R. Mork
                                        Senior Vice President and Chief
                                        Financial Officer
                                        Newhall Management Corporation
                                        (Principal Financial Officer)


Date:  March 18, 1998                 By /s/ DONALD L. KIMBALL
                                        ----------------------------------------
                                        Donald L. Kimball, Vice President-
                                        Finance and Controller
                                        Newhall Management Corporation
                                        (Principal Accounting Officer)

Directors of Newhall Management Corporation:


Date:  March 18, 1998                 By /s/ GEORGE L. ARGYROS
                                        ----------------------------------------
                                        George L. Argyros


Date:  March 18, 1998                 By /s/ GARY M. CUSUMANO
                                        ----------------------------------------
                                        Gary M. Cusumano


Date:  March 18, 1998                 By  /s/  THOMAS L. LEE
                                        ----------------------------------------
                                        Thomas L. Lee


Date:  March 18, 1998                 By /s/ THOMAS V. MCKERNAN, JR.
                                        ----------------------------------------
                                        Thomas V. McKernan, Jr.


Date:  March 18, 1998                 By /s/ HENRY K. NEWHALL
                                        ----------------------------------------
                                        Henry K. Newhall


Date:  March 18, 1998                 By /s/ JANE NEWHALL
                                        ----------------------------------------
                                        Jane Newhall


Date:  March 18, 1998                 By /s/ PETER T. POPE
                                        ----------------------------------------
                                        Peter T. Pope


Date:  March 18, 1998                 By /s/ CARL E. REICHARDT
                                        ----------------------------------------
                                        Carl E. Reichardt


Date:  March 18, 1998                 By /s/ THOMAS C. SUTTON
                                        ----------------------------------------
                                             Thomas C. Sutton


Date:  March 18, 1998                 By /s / BARRY LAWSON WILLIAMS
                                        ----------------------------------------
                                        Barry Lawson Williams


Date:  March 18, 1998                 By /s/ EZRA K. ZILKHA
                                        ----------------------------------------
                                        Ezra K. Zilkha

                      The Newhall Land and Farming Company
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997
                             (Dollars in thousands)



                                                                                                 Gross Amount at Which Carried
                                            Initial Cost to the Company           Costs             at December 31, 1997 (D)
                                       ------------------------------------     Capitalized    ---------------------------------
                                        Encum-                Buildings and    Subsequent               Buildings and
Description                            brances         Land    Improvements  to Acquisition    Land     Improvements    Total
-----------                            -------         ----    ------------  --------------    ----     ------------    -----
OPERATING PROPERTIES
APARTMENTS

Northglen                                   (A)    $     744    $  12,797    $     (83)     $     744    $  12,714    $  13,458
Portofino                                   (A)        2,031       13,656            7          2,031       13,663       15,694
SkyCrest                                    (A)        3,661       18,620         --            3,661       18,620       22,281

SHOPPING CENTERS
Valencia Town Center                  $  40,000       22,136       29,056       15,334         22,136       44,390       66,526
River Oaks                                  (A)        2,354        5,302         (595)         2,354        4,707        7,061
NorthPark Village Square                               2,642        5,506         --            2,642        5,506        8,148
Castaic Village                                        3,082        1,801        6,779          3,082        8,580       11,662

HOTEL
Valencia Hilton Garden Inn (B)                          --           --           --            --            --           --

OFFICE AND MIXED USE PROJECTS
Town Center Office Building                             --          7,204         --            --           7,204        7,204
City Center Office Building                            2,614        4,192        1,382          2,614        5,574        8,188
Valley Business Center                                 2,684        3,918         --            2,684        3,918        6,602
Plaza del Rancho                                        --          4,225         --            --           4,225        4,225

SINGLE TENANT FACILITIES
Office/Records Storage                                   569        2,151         --              569        2,151        2,720
Retail Store - Trader Joe's                              269          546         --              269          546          815
Spectrum Health Club                                    --          6,043         --             --          6,043        6,043
Restaurant - El Torito                                   248          802         --              248          802        1,050
Restaurant - Hamburger Hamlet                            459          708         --              459          708        1,167
Restaurant - Red Lobster                                 134         --           --              134         --            134
Restaurant - Wendy's                                      91          300         --               91          300          391

OTHER PROPERTIES AND LAND
UNDER LEASE                                            1,029        2,371         --            1,029        2,371        3,400
                                         ------       ------      -------       ------         ------      -------      -------

TOTAL OPERATING PROPERTIES               40,000       44,747      119,198       22,824         44,747      142,022      186,769
                                         ------       ------      -------       ------         ------      -------      -------

PROPERTIES UNDER DEVELOPMENT
Hyatt Hotel and Conference Center                       --         14,110         --             --         14,110       14,110
Valencia Marketplace (C)                                --         50,122         --             --         50,122       50,122
Entertainment Complex                                   --            798         --             --            798          798
Six-story Office Building                               --          2,435         --             --          2,435        2,435
Industrial Build-to-Suits/Lease                         --          5,352         --             --          5,352        5,352
Preconstruction costs -
various other projects                                  --          3,048         --             --          3,048        3,048
                                         ------       ------      -------       ------         ------      -------      -------

TOTAL PROPERTIES UNDER DEVELOPMENT         --           --         75,865         --             --         75,865       75,865
                                         ------       ------      -------       ------         ------      -------      -------

T O T A L                             $  40,000    $  44,747    $ 195,063    $  22,824      $  44,747    $ 217,887    $ 262,634
                                      =========    =========    =========    =========      =========    =========    =========


                                                      Year
                                     Accumulated   Completed/ Depreciable
Description                          Depreciation   Acquired     Lives
-----------                          ------------   --------     -----
OPERATING PROPERTIES
APARTMENTS

Northglen                              $ (5,771)        1988      (E)
Portofino                                (5,481)        1989      (E)
SkyCrest                                 (1,050)        1997      (E)

SHOPPING CENTERS
Valencia Town Center                    (12,428)        1992      (E)
River Oaks                               (2,244)        1987      (E)
NorthPark Village Square                   (302)        1996      (E)
Castaic Village                          (1,267)        1992      (E)

HOTEL
Valencia Hilton Garden Inn (B)             --           1991      (E)

OFFICE AND MIXED USE PROJECTS
Town Center Office Building                (330)        1996      (E)
City Center Office Building              (1,866)        1991      (E)
Valley Business Center                   (1,245)        1987      (E)
Plaza del Rancho                            (18)        1997      (E)

SINGLE TENANT FACILITIES
Office/Records Storage                     (148)        1996      (E)
Retail Store - Trader Joe's                 (63)        1994      (E)
Spectrum Health Club                       (110)        1997      (E)
Restaurant - El Torito                     (338)        1986      (E)
Restaurant - Hamburger Hamlet              (217)        1990      (E)
Restaurant - Red Lobster                   --           1986      (E)
Restaurant - Wendy's                       (101)        1984      (E)

OTHER PROPERTIES AND LAND
UNDER LEASE                              (1,190)     Various      (E)
                                        -------

TOTAL OPERATING PROPERTIES              (34,169)
                                        -------
PROPERTIES UNDER DEVELOPMENT
Hyatt Hotel and Conference Center         --
Valencia Marketplace (C)                 (1,209)                  (E)
Entertainment Complex                     --
Six-story Office Building                 --
Industrial Build-to-Suits/Lease             (53)
Preconstruction costs -
various other projects                    --
                                        -------

TOTAL PROPERTIES UNDER DEVELOPMENT       (1,262)
                                        -------

T O T A L                             $ (35,431)
                                      =========

                      The Newhall Land and Farming Company
                            SCHEDULE III (CONTINUED)
                                December 31, 1997


(A) Part of a portfolio mortgage secured by five properties, including the Company's headquarters building, with a remaining principal balance of $45.3 million at December 31, 1997.
(B)    Joint venture accounted for as an equity investment.
(C)    Phase I opened November, 1996. Construction completion in 1998.
(D) The aggregate cost for federal income tax purposes is approximately $295,761,000 at December 31, 1997.
(E) Reference is made to Note 2 of the Notes to Consolidated Financial Statements for information related to depreciation.
(F) Reconciliation of total real estate carrying value for the three years ended December 31, 1997 are as follows: (In thousands)


                                               1997             1996            1995
                                            ---------        ---------        ---------
       Balance at beginning of period       $ 215,193        $ 161,532        $ 160,518
         Additions:
          Cash expenditures                    69,403           70,471            8,503
         Deletions:
          Cost of real estate sold            (21,962)         (16,810)          (7,489)
                                            ---------        ---------        ---------
       Balance at end of period             $ 262,634        $ 215,193        $ 161,532
                                            =========        =========        =========


(G) Reconciliation of real estate accumulated depreciation for the three years ended December 31, 1997 are as follows: (In thousands)


                                              1997            1996            1995
                                            --------        --------        --------
       Balance at beginning of period       $ 32,552        $ 27,028        $ 24,660
         Additions:
          Charged to expense                   7,466           5,528           5,213
          Other                                 --               262            --
         Deletions:
          Cost of real estate sold            (4,587)           (266)         (2,845)
                                            --------        --------        --------
       Balance at end of period             $ 35,431        $ 32,552        $ 27,028
                                            ========        ========        ========

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors of Newhall Management Corporation and Partners of The
   Newhall Land and Farming Company:

Under date of January 21, 1998, we reported on the consolidated balance sheets of The Newhall Land and Farming Company and subsidiaries as of December 31, 1997, and 1996, and the related consolidated statements of income, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related schedule of real estate and accumulated depreciation as of December 31, 1997 and for each of the years in the three year period then ended. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Los Angeles, California                        / S / KPMG Peat Marwick LLP
January 21, 1998

                      THE NEWHALL LAND AND FARMING COMPANY


                                INDEX TO EXHIBITS


       Item 14 (a) 3

        Exhibit
        Number           Description
        ------           -----------

         10(e)           Form of Severance Agreements

         10(v)           First Amendment to The Newhall Land and Farming Company 1995
                         Option/Award Plan dated November 19, 1997

         10(w) Form of award for premium price options granted under The Newhall Land and Farming Company 1995 Option/Award
                         Plan

         11              Computation of earnings per unit

         21              Subsidiaries of the Registrant

         23              Independent Auditors' Consent

         27              Financial Data Schedule
