Form 10-Q
period 1998-03-31
NEWHALL LAND & FARMING CO /CA/
filed 1998-05-12
CIK 751976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from      to

        For Quarter Ended March 31, 1998   Commission file number 1-7585


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
Item 1. Financial Statements


CONSOLIDATED STATEMENTS OF INCOME
Unaudited

                                                            Three Months Ended
In thousands, except per unit                                     March 31
-------------------------------------------              -----------------------
                                                           1998           1997
                                                         --------       --------
REVENUES
 Real estate
    Residential home and land sales                      $  8,634       $  5,410
    Industrial and commercial sales                         2,673         19,765
    Commercial operations
       Income-producing properties                          9,678          8,022
       Valencia Water Company                               1,725          1,832
                                                         --------       --------
                                                           22,710         35,029
                                                         --------       --------
 Agriculture
    Operations                                                729            972
    Ranch sales                                               323
                                                         --------       --------
                                                            1,052            972
                                                         --------       --------
   Total revenues                                        $ 23,762       $ 36,001
                                                         ========       ========

CONTRIBUTION TO INCOME
 Real estate
    Residential home and land sales                      $  1,080       $   (771)
    Industrial and commercial sales                          (559)        12,843
    Community development                                  (1,654)        (2,119)
    Commercial operations
      Income-producing properties                           5,426          4,129
      Valencia Water Company                                  318            381
                                                         --------       --------
                                                            4,611         14,463
                                                         --------       --------
 Agriculture
    Operations                                                669            541
    Ranch sales                                               323
                                                         --------       --------
                                                              992            541
                                                         --------       --------
Operating income                                            5,603         15,004
General and administrative expense                         (2,719)        (2,000)
Expense from unit ownership plans                            (400)
Interest and other, net                                    (2,227)        (2,451)
                                                         --------       --------
Net income                                               $    257       $ 10,553
                                                         ========       ========
Net income per unit                                      $   0.01       $   0.30
                                                         ========       ========
Net income per unit - diluted                            $   0.01       $   0.30
                                                         ========       ========
Number of units used in computing per unit amounts:
 Net income per unit                                       34,535         34,695
 Net income per unit - diluted                             34,986         34,822

Cash distributions per unit:
 Regular                                                 $   0.10       $   0.10
 Special                                                     0.12           0.08


Part I. Financial Information                                                 3.
Item 1. Financial Statements

CONSOLIDATED  BALANCE  SHEETS

                                                     March 31,     December 31,
In thousands                                           1998            1997
---------------------------------------------        --------      ------------
                                                           Unaudited
ASSETS

 Cash and cash equivalents                           $  1,504      $  2,770

 Accounts and notes receivable                         18,358        19,027

 Land under development                                61,843        53,875

 Land held for future development                      30,858        32,551

 Income-producing properties, net                     190,235       227,203

 Income-producing property held for sale, net          53,612

 Property and equipment, net                           55,659        54,876

 Other assets and deferred charges                     14,130        13,630
                                                     --------      --------
                                                     $426,199      $403,932
                                                     ========      ========


LIABILITIES AND PARTNERS' CAPITAL

 Accounts payable                                    $ 27,394      $ 18,529

 Accrued expenses                                      38,105        39,635

 Deferred revenues                                      2,115         3,152

 Mortgage and other debt                              178,639       156,946

 Advances and contributions from developers for
   utility construction                                19,685        18,845

 Other liabilities                                     21,940        21,548
                                                     --------      --------
        Total liabilities                             287,878       258,655

 Partners' capital

  34,541 units outstanding, excluding 2,231
     units in treasury, at March 31, 1998 and
  34,527 units outstanding, excluding 2,245
     units in treasury, at December 31, 1997          138,321       145,277
                                                     --------      --------

                                                     $426,199      $403,932
                                                     ========      ========


Part I. Financial Information                                                 4.
Item 1. Financial Statements


CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

                                                                 Three Months Ended
In thousands                                                          March 31
-------------------------------------------------             -----------------------
                                                                1998           1997
                                                              --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                  $    257       $ 10,553

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                2,523          2,299
    Increase in land under development                         (14,296)       (11,841)
    Cost of sales and other inventory changes                    6,328          5,508
    Decrease in accounts and notes receivable                      669          4,319
    Increase in accounts payable, accrued expenses
       and deferred revenues                                     6,298          3,747
    Cost of property sold                                          633          5,078
    Other adjustments, net                                       1,867            150
                                                              --------       --------

  Net cash provided by operating activities                      4,279         19,813
                                                              --------       --------


CASH FLOWS FROM INVESTING ACTIVITIES:

  Development of income-producing properties                   (19,079)       (14,260)
  Purchase of property and equipment                            (1,745)        (1,198)
  Investment in joint venture                                      (41)          (122)
                                                              --------       --------

  Net cash used in investing activities                        (20,865)       (15,580)
                                                              --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions paid                                            (7,598)        (6,247)
  Increase in mortgage and other debt                           21,693          3,995
  Increase (decrease) in advances and contributions from
     developers for utility construction                           840           (421)
  Purchase of partnership units                                                (2,527)
  Other, net                                                       385            662
                                                              --------       --------

  Net cash provided by (used in) financing activities           15,320         (4,538)
                                                              --------       --------


NET DECREASE IN CASH AND CASH EQUIVALENTS                       (1,266)          (305)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     2,770          2,412
                                                              --------       --------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $  1,504       $  2,107
                                                              ========       ========

Part I. Financial Information                                                 5.
Item 1. Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Accounting Policies

The consolidated financial statements include the accounts of The Newhall Land and Farming Company and its subsidiaries, all of which are wholly-owned (collectively, "the Company"). All significant intercompany balances and transactions are eliminated.


The Company's unaudited interim financial statements have been prepared substantially in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments necessary for a fair statement of the results of operations for the three months ended March 31, 1998 and 1997 have been made. Certain reclassifications have been made to prior periods' amounts to conform to the current period presentation.


The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found on pages 25 through 32 of the December 31, 1997 Annual Report to Partners and particularly to Note 2 which includes a summary of significant accounting policies.


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

- Sales of non-developable farmland occur irregularly and are recognized upon close of escrow provided profit recognition criteria are met.

Note 2. Details of Land Under Development

(In $000)                                        March 31,      December 31,
                                                   1998           1997
                                                   -------      -------
Valencia                                        (Unaudited)
   Residential land development                    $ 9,539      $ 3,700
   Industrial and commercial land development       35,458       38,190
   Homes completed or under construction
        with venture partners                       15,868       11,799
Agriculture                                            978          186
                                                   -------      -------
        Total land under development               $61,843      $53,875
                                                   =======      =======

Note 3. Details for Earnings per Unit Calculation

                                                   Income        Units
(in 000's except per unit)                      (numerator)  (denominator)   Per Unit
--------------------------                      -----------  -------------   --------
For three months ended March 31, 1998
Net income per unit
  Net income available to unitholders              $257           34,535       $0.01
Effect of dilutive securities
  Unit options                                        -              451           -
                                                   ----           ------       -----
Net income per unit - diluted                      $257           34,986       $0.01
                                                   ====           ======       =====

Part I. Financial Information                                                 6.
Item 1. Financial Statements


Note 3 (continued)

                                           Income          Units
(in 000's except per unit)               (numerator)   (denominator)  Per Unit
--------------------------               -----------   -------------  --------
For three months ended March 31, 1997
Net income per unit
  Net income available to unitholders      $10,553       34,695       $0.30
Effect of dilutive securities
  Unit options                                  --          127          --
                                           -------       ------       -----
Net income per unit - diluted              $10,553       34,822       $0.30
                                           =======       ======       =====


Part I. Financial Information                                                 7.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                              RESULTS OF OPERATIONS

Comparison of First Quarter 1998 to First Quarter 1997 Unaudited

The amounts of increase or decrease in revenues and income from the prior year first quarter are as follows (in 000s, except per unit):

                                                           Increase (Decrease)
                                                         ----------------------
                                                          Amount            %
                                                         --------       -------
REVENUES
  Real Estate
    Residential home and land sales                      $  3,224          60%
    Industrial and commercial sales                       (17,092)        -86%
    Commercial operations
      Income-producing properties                           1,656          21%
      Valencia Water Company                                 (107)         -6%
                                                         --------       -----
                                                          (12,319)        -35%
                                                         --------       -----
  Agriculture
     Operations                                              (243)        -25%
     Ranch sales                                              323         100%
                                                         --------       -----

Total revenues                                           $(12,239)        -34%
                                                         ========       =====

CONTRIBUTION TO INCOME
  Real Estate
    Residential home and land sales                      $  1,851         240%
    Industrial and commercial sales                       (13,402)       -104%
    Community development                                     465          22%
    Commercial operations
      Income-producing properties                           1,297          31%
      Valencia Water Company                                  (63)        -17%
                                                         --------       -----
                                                           (9,852)        -68%
                                                         --------       -----
  Agriculture
    Operations                                                128          24%
    Ranch sales                                               323         100%
                                                         --------       -----

 Operating income                                          (9,401)        -63%

 General and administrative expense                          (719)        -36%
 Expense from unit ownership plans                           (400)       -100%
 Interest and other, net                                      224           9%
                                                         --------       -----

 Net income                                              $(10,296)        -98%
                                                         ========       =====

Net income per unit                                      $  (0.29)        -97%
                                                         ========       =====
Net income per unit - diluted                            $  (0.29)        -97%
                                                         ========       =====

Number of units used in computing per unit amounts:
 Net income per unit                                         (160)          0%
                                                         ========       =====
 Net income per unit - diluted                                164           0%
                                                         ========       =====


Part I. Financial Information                                                 8.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The increases and decreases in revenues and income for the three months are attributable to the following:

For the quarter ended March 31, 1998, revenues totaled $23.8 million and income totaled $257,000 compared with revenues of $36 million and income of $10.6 million for the first quarter of 1997. The 1997 first quarter results included the sale of the 208-unit StoneCreek apartment complex which added $18.3 million to revenues and $12.9 million to income.

RESIDENTIAL HOME AND LAND SALES

The Company generates revenues and income from Valencia residential projects by selling residential lots to merchant builders and home sales through joint ventures. Revenues and income are recorded by the Company on residential lot sales when title is transferred to the merchant builder, who, in turn, builds homes for sale. The Company also participates in home construction on lots it owns by establishing joint ventures with builders who have created innovative new home designs, targeting niche markets unmet by merchant builders. Through the joint-venture program, the Company recognizes its portion of revenues and income upon close of escrow to the homebuyer. The Company's participation in joint ventures enables it to generate increased income as it receives a portion of the homebuilding profits in return for sharing in the risk of homebuilding, and in some cases, financing the construction costs.

New home sales in Valencia reached a first quarter 10-year high in 1998, as merchant builders and the Company's joint ventures sold 170 homes, an increase of 13 % over home sales in the 1997 first quarter. This represents a 41% share of new home sales in the Santa Clarita Valley, compared with 38% in the 1997 first quarter.

In a strong real estate market, the Company strategy is to accelerate the pace of development in Valencia by concentrating on lot sales to merchant builders to capture demand. As a result, joint-venture home sales will be lower.

Merchant Builder Program

In the 1998 first quarter, 37 residential lots in Valencia NorthPark closed escrow adding $2.6 million to revenues and $724,000 to income. The current year first quarter also includes deferred revenues totaling $1.9 million and income of $603,000 recognized from prior residential lot sales under percentage of completion accounting. No residential lot sales were completed and no deferred revenues or income were recognized in the 1997 first quarter.

 At March 31, 1998, 445 unimproved residential lots were in escrow for a total of $12.5 million. This escrow is expected to close in the second quarter. The Company is experiencing strong demand for residential lots and negotiations are underway with several builders for large parcels of entitled, unfinished lots. Currently there are 3,400 approved lots and 7,000 lots remaining in Valencia that are in various stages of the entitlement process. At March 31, 1997, a total of 388 residential lots were in escrow.

Joint Venture Program

In the 1998 first quarter, 18 escrow closings at Nouvelle, a joint-venture with Warmington Homes, contributed $4.0 million to revenues and $351,000 to income. Cheyenne, a new joint-venture project with EPAC for 166 townhomes, opened during the 1998 first quarter and, at the end of the quarter, 45 of the 49 homes released for sale had been reserved. Avignon, also a joint venture with EPAC, consists of 76 luxury townhomes adjacent to Valencia Country Club. A total of 29 Avignon homes have been released for sale, of which 12 are in escrow and 7 are reserved. A total of 32 joint-venture homes were in escrow at March 31, 1998.

In the 1997 first quarter, a total of 26 homes in five joint-venture homebuilding projects closed escrow, contributing $5.4 million to revenues and $570,000 to income. At March 31, 1997, 24 joint-venture homes were in escrow.

Part I. Financial Information                                                 9.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


INDUSTRIAL AND COMMERCIAL SALES

In the 1998 first quarter, two industrial parcels totaling 3.9 acres closed escrow, contributing $1.9 million to revenues and $511,000 to income. In addition, one small industrial building on one-half acre closed escrow as part of the Company's build-to-suit and build-to-lease program for $720,000, adding $94,000 to income. After deducting for operating expenses, a net loss of $559,000 was recorded for the 1998 first quarter.

Demand for industrial land continues to increase as vacancy rates remain at around 1% in the Company's two industrial/business parks and, at March 31, 1998, five industrial parcels totaling 53 acres were in escrow for $26.2 million with closings scheduled during the remainder of the year. Also in escrow is a build-to-suit facility for $6.3 million on 6.3 acres in Valencia Commerce Center. An additional 36.7 acres went into escrow on April 7, 1998 for $20.6 million, bringing total industrial acreage expected to be sold this year to a record of approximately 100 acres.

In 1998, the Company again expects to achieve its goals to absorb between 50 and 100 acres of land and to generate significant new employment. The majority of activity is in Valencia Commerce Center where prices continue to increase. Land prices in escrow range between $10.50 and $15.00 per square foot depending on location and use. This compares with $8.50 per square foot in January, 1996 and $10.00 per square foot at the end of 1997. With the market for industrial space strong and interest by industrial developers increasing, the Company is concentrating most of its industrial activity on land sales and build-to-suit opportunities, leaving construction of speculative buildings to outside developers.

In March, 1998, the Company reported that it had entered into an agreement to sell the 720,000-square-foot Valencia Marketplace for $111 million cash. At the close of escrow later this year, revenues of approximately $87 million and income of approximately $32 million will be recognized under percentage of completion accounting. Additional revenues and income will be recognized as the center is completed. The sale will represent a significant portion of the Company's 1998 revenues and income.

Additionally, a 12.6 acre parcel for a senior apartment complex and a .4 acre site for a restaurant expansion were in escrow at March 31, 1998. Escrow was cancelled on a 3.8-acre commercial parcel that was in escrow at the end of 1997 and the property is being re-marketed. All escrow closings are subject to market and other conditions.

Sale of the 208-unit StoneCreek apartment complex contributed $18.3 million to revenues and $12.9 million to income in the 1997 first quarter. Also completed during the 1997 first quarter was the sale of a 2.1-acre commercial parcel in the expanded portion of Valencia Auto Center for $1.5 million, adding $1.0 million to income.

COMMUNITY DEVELOPMENT

The Company's community development activities are focused on securing the necessary governmental land use approvals as well as an intensified strategic marketing program to support the build-out of Valencia by 2005 and begin the development of Newhall Ranch, the next new town to be developed on the Company's 12,000 acres west of Valencia. The Company's ability to achieve its goals and increase the pace of development is contingent upon obtaining the necessary entitlements or governmental approvals.

The Los Angeles County Board of Supervisors held a public hearing on the Company's 24,000-home Newhall Ranch at the end of March, 1998. This hearing followed unanimous approval of the Specific Plan and zoning changes, along with the Environmental Impact Report, by Los Angeles County Regional Planning Commission in December, 1997. No new issues were raised at the latest meeting and the public hearing will continue on May 26, 1998. Final approval by the Board of Supervisors is anticipated by the end of this year.

The Environmental Impact Report on the Company's Westridge Golf Course Community has been released for public review and the first hearing before the Los Angeles County Regional Planning Commission is scheduled for May. It is anticipated that the project will go to the Los Angeles County Board of Supervisors later this year.

Part I. Financial Information                                                10.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


A 22% decrease in entitlement-related expenses from the prior year first quarter is primarily due to final approvals received for several projects in Valencia in 1997 including North Hills, which was sold to Taylor Woodrow in 1997. Additional approvals received included 458 homes in Decoro Highlands, the next major development in Valencia's North River planning area, 900 apartments and single-family attached homes in South River adjacent to Valencia Town Center, and 1,100 homes in Lago de Valencia, a lake-oriented and the first of several planned "lifestyle villages."

The Company will continue to focus on obtaining additional residential entitlements in Valencia to support the accelerated pace of development to meet forecasted demand. Entitlement efforts for Newhall Ranch are expected to escalate in 1998 as the Los Angeles County Board of Supervisors begins its review process. Community development expenses in 1998 are expected to increase by approximately 20% over 1997.

INCOME-PRODUCING PROPERTIES

The Company's commercial portfolio is a relatively stable source of earnings and cash flow that provides debt capacity to grow the Company and working capital for continuing operations. For the first three months of 1998, income from the commercial portfolio increased 31% and revenues increased 21% over the year earlier quarter. The increase in revenues and earnings resulted from strong occupancy and rents across the portfolio, and contributions from new industrial, office, retail and apartment projects. In addition, the absence of depreciation on Valencia Marketplace in the period, due to its pending sale, contributed to higher earnings.

Valencia Town Center shopping mall, along with the Company's neighborhood shopping centers, all recorded strong results. At the 272,000-square-foot River Oaks shopping center, See's Candy is doubling its size with a long-term lease, and a Mimi's Cafe will open this spring. Remodeling of this shopping center will start this summer and completion is expected prior to the holiday shopping season. NorthPark Village Square is fully leased and undergoing further expansion to accommodate Rite-Aid, the nation's largest drug store chain, which will open this fall in 16,700 square feet of space. An additional 5,600 square feet will be available for other new retailers.

At March 31, 1998, the Company's three apartment complexes had occupancy rates of 97%, with market rent increases of approximately 12% for new tenants over the past year. With demand for rental units strong, the Company has announced plans to more than double its apartment portfolio over the next two years. In total, over 1,000 apartments are planned in Valencia Town Center, NorthPark and South River. Grading has commenced on the 210-unit Valencia Town Center apartment complex, adjacent to Valencia Country Club. The first phase should be available to rent this fall with completion of the entire complex in the spring of 1999. Construction is scheduled to start on both Valencia NorthPark and South River apartments later this year.

Commercial development is focused along Town Center Drive, a mixed-use "main street" in Valencia Town Center extending west from the regional mall. Two buildings consisting of 60,000 square feet of retail space and a three-story parking structure are under construction with completion expected in November. Leases have been completed with Ann Taylor, Nine West and Zany Brainy.

Along Town Center Drive, the six-story, 250-room Hyatt Valencia Hotel with a 26,000-square-foot conference center is scheduled to open in August. Construction is progressing on the Company's 127,000-square-foot, six-story office building for Princess Cruises, which will occupy the top five floors and accommodate 600 employees moving from its Century City location in November. Also under construction is a 130,000-square-foot entertainment complex which will include an IMAX 3-D Theatre, 11 additional Edwards Theater movie screens, and a Borders bookstore. The complex, scheduled to open in early in 1999, also will include new restaurants and other retail space. These new additions, along with another 26,000-square-foot retail/office building that is already 50% leased and scheduled for completion in November, will join the Spectrum Health Club that opened last summer.

Revenues and income from the commercial portfolio for the full year are expected to increase over 1997 due to the completion of several new commercial properties in 1998 along with high occupancy rates and rents from existing portfolio properties. The percentage increases will vary depending on when escrow closes on the sale of Valencia Marketplace.

Part I. Financial Information                                                11.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


VALENCIA WATER COMPANY

Valencia Water Company is a regulated public utility and a wholly-owned subsidiary of the Company serving approximately 18,000 metered customers in the Valencia area. Revenues and income from Valencia Water Company declined 6% and 17%, respectively, from 1997 first quarter results due to lower demand for water as a result of heavy rains.

AGRICULTURAL OPERATIONS

For the 1998 first quarter, agricultural operations, including the Company's energy operations, recorded a 25% decrease in revenues and a 24% increase in income. Lower prices in the oil market was the primary contributor to the revenue decrease while income benefited from expense savings in operations which more than offset damages expensed because of heavy rains.

Ranch Sales

No sales of farm land were completed during the 1998 or 1997 first quarters. Revenues and income of $323,000 were recognized in the 1998 first quarter from the 1996 sale of 539 acres of row crop land at the Suey Ranch. The Company continues to market the remaining 3,940 acres of the Merced Ranch. In the interim, the land is being leased at higher, more favorable rates than 1997.

GENERAL AND ADMINISTRATIVE EXPENSE

A $719,000, or 36%, increase in general and administrative expenses from the first quarter of 1997 is primarily due to expenses related to the Company's efforts to secure additional large landholdings for development, training expenses associated with the planned replacement of the Company's computerized accounting system and consulting services associated with an improving real estate market. General and administrative expenses for the year are expected to increase approximately 20% over 1997 due to the reasons stated above.

EXPENSE FROM UNIT OWNERSHIP PLANS

In the 1998 first quarter, an expense of $400,000 was recorded for increases in the market price of partnership units in connection with appreciation rights on outstanding, non-qualified options granted prior to 1992.

INTEREST AND OTHER

An increase in interest capitalized to income portfolio projects under development, partially offset by a reduction in interest income due to collection of notes from prior land sales, contributed to a 9% decrease in net interest expense from the 1997 first quarter. The Company expects net interest expense to increase in 1998 as new income-producing properties are completed.


                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had cash and cash equivalents of $1.5 million and $157.1 million in available lines of credit to fund development activities. Borrowings outstanding totaled $32 million against unsecured lines of credit and $40 million against a mortgage facility. The Company believes it has adequate sources of cash from operations and debt capacity, including lines of credit, to finance future operations plus take advantage of new development opportunities. At March 31, 1998, there was no debt against raw land or land under development inventories.

There are no material commitments for capital expenditures other than the Company's plans in the ordinary course of business to develop its portfolio of income-producing properties. The Company expects to invest up to $100 million in its commercial portfolio in 1998. Construction of new income-producing properties on Company-owned land creates additional debt capacity. It is the Company's policy to limit total debt to approximately 60% of the value of the portfolio of income-producing properties.

Part I. Financial Information                                                12.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


On March 16, 1998, the Company announced that it had entered into an agreement to sell Valencia Marketplace, a 720,000-square-foot, high-volume retail center, for $111 million cash with escrow scheduled to close later this year. The Company expects that funds from the sale will be used to reduce bank debt and to develop new commercial projects, although the relative amounts to be utilized for these respective purposes has not yet been determined.

The following discussion relates to principal items in the Consolidated Statement of Cash Flows:

Operating Activities

Net cash provided by operating activities for the first quarter of 1998 totaled $4.3 million and included sales of 55 residential lots and homes, 3.9 acres of industrial land and an industrial build-to-suit building on .5 acres which combined provided $9.3 million cash. Expenditures for land under development inventories and home construction totaled $14.3 million, which was offset by $7 million in real estate cost of sales relief. Inventory expenditures in Valencia were related to land preparation and infrastructure to ready land for development or sale and home construction advances for the Company's homebuilding partnerships. The Company's net homebuilding investment totaled $15.9 million at March 31, 1998.

Investing Activities

Expenditures for income-producing properties under development in Valencia totaled $19.1 million for the three months ended March 31, 1998. Major expenditures included: $4.8 million for Valencia Marketplace; $5.2 million for the 250-room Hyatt Valencia Hotel and 26,000-square-foot conference center; $2.3 million for industrial buildings under the build-to-suit/lease program; $1.8 million for a six-story office building to be occupied by Princess Cruises; and $3.7 million for various office/retail/entertainment projects in Valencia Town Center.

Financing Activities

A 22-cent per unit distribution totaling $7.6 million was paid on March 9, 1998. This distribution represented a 10-cent per unit regular quarterly cash distribution and a 12-cent per unit special distribution. The declaration of distributions is reviewed by the Board of Directors on a quarterly basis. The declaration of any distribution, and the amount declared, is determined by the Board of Directors taking into account the Company's earnings, financial condition and prospects.

Borrowings against unsecured lines of credit increased $23.9 million during the 1998 first quarter to $32 million. The increase in borrowings was primarily for costs associated with income producing projects under development.

INFLATION, RISKS AND RELATED FACTORS AFFECTING FORWARD-LOOKING INFORMATION

This report and other published reports contain forward-looking statements regarding the status of proposed or pending sales and rental activity, future planned development, plus the long-term growth goals for the Company. These forward-looking statements made in this report are based on present trends the Company is experiencing in residential, industrial and commercial markets. Also, the Company's success in obtaining entitlements, governmental and environmental regulations, timing of escrow closings, expansion of its income portfolio and marketplace acceptance of its business strategies are among the factors that could affect results. The following risks and related factors, among others, should be taken into consideration in evaluating the future prospects for the Company. Actual results may materially differ from those predicted.

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
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

Geographic Concentration: The Company's real estate development activities are focused on its 20,000 acres in Los Angeles County, 30 miles north of Los Angeles. The Company's entire commercial income portfolio is located in the Valencia area. Therefore, any factors affecting that concentrated area, such as changes in the housing market or environmental factors, including seismic activity, which cannot be predicted with certainty, could affect future results.

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

Inflation: The Company believes it is well positioned against any effects of inflation. Historically, during periods of inflation, the Company has been able to increase selling prices of properties to offset rising costs of land development and construction. Recently, land values have been improving in California while costs have remained relatively constant. A portion of the commercial income portfolio is protected from inflation since percentage rent clauses in the Company's leases tend to adjust rental receipts for inflation, while the underlying value of commercial properties has tended to rise over the long term.

Part II. Other Information                                                   14.
Item 6 - Exhibits and Reports on Form 8-K


(a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

        10 Valencia Marketplace Purchase and Sale Agreement dated January 7, 1998 and subsequent First, Second, Third and Fourth Amendments

        27   Financial Data Schedule


(b) No report was filed on Form 8-K in the first quarter ended March 31, 1998



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


                      THE NEWHALL LAND AND FARMING COMPANY
                       (a California Limited Partnership)
                                   Registrant

                   By Newhall Management Limited Partnership,
                            Managing General Partner

                       By Newhall Management Corporation,
                            Managing General Partner


Date: May 6, 1998                       By     /s/ THOMAS L. LEE
                                              ----------------------------------
                                              Thomas L. Lee, Chairman and Chief
                                              Executive Officer of Newhall
                                              Management Corporation (Principal
                                              Executive Officer)


Date: May 6, 1998                       By     /s/ STUART R. MORK
                                              ----------------------------------
                                              Stuart R. Mork, Senior Vice
                                              President and Chief Financial
                                              Officer of Newhall Management
                                              Corporation
                                              (Principal Financial Officer)


Date: May 6, 1998                       By     /s/ DONALD L. KIMBALL
                                              ----------------------------------
                                              Donald L. Kimball, Vice President
                                              -Finance and Controller of Newhall
                                               Management Corporation
                                              (Principal Accounting Officer)