Form 10-Q
period 1998-06-30
NEWHALL LAND & FARMING CO /CA/
filed 1998-08-04
CIK 751976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

          For Quarter Ended June 30, 1998 Commission file number 1-7585


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
Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
Unaudited

                                                         Three Months Ended        Six Months Ended
In thousands, except per unit                                  June 30                  June 30
-----------------------------------------------        ---------------------     ---------------------
                                                         1998         1997         1998         1997
                                                       --------     --------     --------     --------
REVENUES
 Real estate
    Residential home and land sales                    $ 35,482     $ 12,979     $ 44,116     $ 18,389
    Industrial and commercial sales                     100,249        5,246      102,922       25,011
    Commercial operations
      Income-producing properties                         9,798        7,810       19,476       15,832
      Valencia Water Company                              2,210        2,995        3,935        4,827
                                                       --------     --------     --------     --------
                                                        147,739       29,030      170,449       64,059
                                                       --------     --------     --------     --------
Agriculture
    Operations                                            1,560        1,799        2,289        2,771
    Ranch sales                                              --       17,900          323       17,900
                                                       --------     --------     --------     --------
                                                          1,560       19,699        2,612       20,671
                                                       --------     --------     --------     --------
   Total revenues                                      $149,299     $ 48,729     $173,061     $ 84,730
                                                       ========     ========     ========     ========

CONTRIBUTION TO INCOME
 Real estate
    Residential home and land sales                    $ 17,665     $  1,519     $ 18,745     $    748
    Industrial and commercial sales                      31,032        1,060       30,473       13,903
    Community development                                (2,577)      (2,852)      (4,231)      (4,971)
    Commercial operations
      Income-producing properties                         5,135        3,803       10,561        7,931
      Valencia Water Company                                413          868          731        1,250
                                                       --------     --------     --------     --------
                                                         51,668        4,398       56,279       18,861
                                                       --------     --------     --------     --------
 Agriculture
    Operations                                              186          588          855        1,129
    Ranch sales                                              --       16,950          323       16,950
                                                       --------     --------     --------     --------
                                                            186       17,538        1,178       18,079
                                                       --------     --------     --------     --------

Operating income                                         51,854       21,936       57,457       36,940

General and administrative expense                       (3,684)      (2,131)      (6,403)      (4,131)
Expense from unit ownership plans                            --         (230)        (400)        (230)
Interest and other, net                                  (2,429)      (2,424)      (4,656)      (4,875)
                                                       --------     --------     --------     --------

Net income                                             $ 45,741     $ 17,151     $ 45,998     $ 27,704
                                                       ========     ========     ========     ========

Net income per unit                                    $   1.32     $   0.50     $   1.33     $   0.80
                                                       ========     ========     ========     ========

Net income per unit - diluted                          $   1.31     $   0.49     $   1.31     $   0.80
                                                       ========     ========     ========     ========

Number of units used in computing per unit amounts:
 Net income per unit                                     34,546       34,412       34,540       34,552
 Net income per unit - diluted                           35,005       34,689       34,995       34,751

Cash distributions per unit:
 Regular                                               $   0.10     $   0.10     $   0.20     $   0.20
 Special                                                                             0.12         0.08

Part I. Financial Information                                                 3.
Item 1. Financial Statements

CONSOLIDATED  BALANCE  SHEETS

                                                                      June 30,             December 31,
In thousands                                                            1998                   1997
---------------------------------------------------                  ----------            ------------
                                                                     Unaudited
ASSETS


 Cash and cash equivalents                                           $ 39,321               $  2,770

 Accounts and notes receivable                                         15,275                 19,027

 Land under development                                                53,696                 53,875

 Land held for future development                                      30,792                 32,551

 Income-producing properties, net                                     209,329                227,203

 Property and equipment, net                                           57,058                 54,876

 Other assets and deferred charges                                     14,674                 13,630
                                                                     --------               --------
                                                                     $420,145               $403,932
                                                                     ========               ========


LIABILITIES AND PARTNERS' CAPITAL

 Accounts payable                                                    $ 28,451               $ 18,529

 Accrued expenses                                                      40,333                 39,635

 Deferred revenues                                                     22,482                  3,152

 Mortgage and other debt                                              105,055                156,946

 Advances and contributions from developers for
   utility construction                                                21,140                 18,845

 Other liabilities                                                     21,920                 21,548
                                                                     --------               --------
        Total liabilities                                             239,381                258,655

 Partners' capital

  34,545 units outstanding, excluding 2,227
     units in treasury, at June 30, 1998 and
  34,527 units outstanding, excluding 2,245
     units in treasury, at December 31, 1997                          180,764                145,277
                                                                     --------               --------
                                                                     $420,145               $403,932
                                                                     ========               ========

Part I. Financial Information                                                 4.
Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

                                                                             Six Months Ended
In thousands                                                                     June 30
------------------------------------------------------                     --------------------
                                                                            1998          1997
                                                                           ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                              $  45,998    $  27,704

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                             4,758        4,648
    Increase in land under development                                      (28,333)     (28,913)
    Cost of sales and other inventory changes                                28,512       18,050
    Decrease in accounts and notes receivable                                 3,752        5,937
    Increase in accounts payable, accrued expenses
       and deferred revenues                                                 29,950        1,248
    Cost of property sold                                                    60,299        7,390
    Other adjustments, net                                                      494          618
                                                                          ---------    ---------

  Net cash provided by operating activities                                 145,430       36,682
                                                                          ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

  Development of income-producing properties                                (44,796)     (31,820)
  Purchase of property and equipment                                         (3,850)      (2,707)
  Investment in joint venture                                                  (126)        (425)
                                                                          ---------    ---------

  Net cash used in investing activities                                     (48,772)     (34,952)
                                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions paid                                                        (11,053)      (9,689)
  (Decrease) increase in mortgage and other debt                            (51,891)      12,436
  Increase in advances and contributions from
     developers for utility construction                                      2,295          557
  Purchase of partnership units                                                  --       (5,746)
  Other, net                                                                    542          706
                                                                          ---------    ---------

  Net cash used in financing activities                                     (60,107)      (1,736)
                                                                          ---------    ---------


NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                        36,551           (6)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                2,770        2,412
                                                                          ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  39,321    $   2,406
                                                                          =========    =========

Part I. Financial Information                                                 5.
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


The Company's unaudited interim financial statements have been prepared substantially in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments necessary for a fair statement of the results of operations for the three and six months ended June 30, 1998 and 1997 have been made. Certain reclassifications have been made to prior periods' amounts to conform to the current period presentation.


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


Interim financial information for the Company has substantial limitations as an indicator for the calendar year because:

o Real estate sales occur irregularly and are recognized at the close of escrow or on the percentage of completion basis if the Company has an obligation to complete certain future improvements and provided profit recognition criteria are met.

o Agricultural crops are on an annual cycle and income is recognized upon harvest. Most major crops are harvested during the fall and winter.

o Sales of non-developable farmland occur irregularly and are recognized upon close of escrow provided profit recognition criteria are met.

--------------------------------------------------------------------------------
Note 2. Details of Land Under Development

(In $000)                                          June 30,   December 31,
                                                     1998        1997
                                                 -----------  -----------
Valencia                                         (Unaudited)
    Residential land development                   $ 1,780     $ 3,700
    Industrial and commercial land development      31,882      38,190
    Homes completed or under construction
         with venture partners                      18,022      11,799
Agriculture                                          2,012         186
                                                   -------     -------
         Total land under development              $53,696     $53,875
                                                   =======     =======


--------------------------------------------------------------------------------
Note 3.  Amounts per Partnership Unit
     Unaudited

                                               Income        Units      Per Unit
     (in 000's except per unit)              (numerator) (denominator)
     --------------------------              ----------- -------------  --------
     For three months ended June 30, 1998
     NET INCOME PER UNIT
       Net income available to unitholders     $45,741      34,546       $ 1.32
     EFFECT OF DILUTIVE SECURITIES
       Unit options                                 --         459        (0.01)
                                               -------     -------       ------
     Net income per unit - diluted             $45,741      35,005       $ 1.31
                                               =======     =======       ======

Part I. Financial Information                                                 6.
Item 1. Financial Statements

Note 3.  Amounts per Partnership Unit (continued)

For three months ended June 30, 1997
NET INCOME PER UNIT
  Net income available to unitholders     $17,151      34,412     $   0.50
EFFECT OF DILUTIVE SECURITIES
  Unit options                                 --         277        (0.01)
                                          -------      ------     --------
Net income per unit - diluted             $17,151      34,689     $   0.49
                                          =======      ======     ========

For six months ended June 30, 1998
NET INCOME PER UNIT
  Net income available to unitholders     $45,998      34,540     $   1.33
EFFECT OF DILUTIVE SECURITIES
  Unit options                                 --         455        (0.02)
                                          -------      ------     --------
Net income per unit - diluted             $45,998      34,995     $   1.31
                                          =======      ======     ========
For six months ended June 30, 1997
NET INCOME PER UNIT
  Net income available to unitholders     $27,704      34,552     $   0.80
EFFECT OF DILUTIVE SECURITIES
  Unit options                                 --         199        --
                                          -------      ------     --------
Net income per unit - diluted             $27,704      34,751     $   0.80
                                          =======      ======     ========

Part I. Financial Information                                                 7.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                              RESULTS OF OPERATIONS

             Comparison of Second Quarter and Six Months of 1998 to
                     Second Quarter and Six Months of 1997

                                                          Second Quarter                Six Months
                                                      -----------------------    -----------------------
                                                                   Increase                   Increase
Unaudited                                                          (Decrease)                 (Decrease)
                                                      -----------------------    -----------------------
                                                       Amount           %         Amount          %
                                                      ---------     ---------    ---------     ---------
REVENUES
  Real Estate
    Residential home and land sales                   $  22,503           173%   $  25,727           140%
    Industrial and other sales                           95,003          1811%      77,911           312%
    Commercial operations
        Income-producing properties                       1,988            25%       3,644            23%
        Valencia Water Company                             (785)          -26%        (892)          -18%
                                                      ---------     ---------    ---------     ---------
                                                        118,709           409%     106,390           166%
  Agriculture
     Operations                                            (239)          -13%        (482)          -17%
     Ranch sales                                        (17,900)         -100%     (17,577)          -98%
                                                      ---------     ---------    ---------     ---------
Total revenues                                        $ 100,570           206%   $  88,331           104%
                                                      =========     =========    =========     =========

CONTRIBUTION TO INCOME
  Real Estate
    Residential home and land sales                   $  16,146          1063%   $  17,997          2406%
    Industrial and other sales                           29,972          2828%      16,570           119%
    Community development                                   275            10%         740            15%
    Commercial operations
        Income-producing properties                       1,332            35%       2,630            33%
        Valencia Water Company                             (455)          -52%        (519)          -42%
                                                      ---------     ---------    ---------     ---------
                                                         47,270          1075%      37,418           198%
  Agriculture
    Operations                                             (402)          -68%        (274)          -24%
    Ranch sales                                         (16,950)         -100%     (16,627)          -98%
                                                      ---------     ---------    ---------     ---------

 Operating income                                        29,918           136%      20,517            56%

    General and administrative expense                   (1,553)          -73%      (2,272)          -55%
    Expense from unit ownership plans                       230           100%        (170)          -74%
    Interest and other, net                                  (5)            0%         219             4%
                                                      ---------     ---------    ---------     ---------

 Net income                                           $  28,590           167%   $  18,294            66%
                                                      =========     =========    =========     =========

Net income per unit                                   $    0.82           164%   $    0.53           66%
                                                      =========     =========    =========     =========
Net income per unit - diluted                         $    0.82           167%   $    0.51            64%
                                                      =========     =========    =========     =========

Number of units used in computing per unit amounts:
Net income per unit                                         134             0%         (12)            0%
                                                      =========     =========    =========     =========
Net income per unit - diluted                               316             1%         244             1%
                                                      =========     =========    =========     =========

Part I. Financial Information                                                 8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


The increases and decreases in revenues and income for the three and six months are attributable to the following:

For the 1998 second quarter, revenues totaled $149.3 million and income totaled $45.7 million compared to revenues for the 1997 second quarter of $48.7 million and income of $17.2 million. For the six months ended June 30, 1998, revenues totaled $173.1 million and income totaled $46.0 million. This compares with revenues of $84.7 million and income of $27.7 million for the six months ended June 30, 1997. The increases in revenues and income for the three and six month periods are attributable to the sale of Valencia Marketplace, a 720,000-square-foot, high-volume retail center, which contributed $85.3 million to revenues and $30.4 million to income. In addition, sale of two large, entitled, unimproved parcels totaling 903 residential lots, which combined added $32.0 million to revenues and $18.6 million to income, also contributed to the increases.

RESIDENTIAL HOME AND LAND SALES

The Company generates revenues and income from Valencia residential projects by selling residential lots to merchant builders and home sales through joint ventures. Revenues and income are recorded by the Company on residential lot sales when title is transferred to the merchant builder, who, in turn, builds homes for sale. The Company also participates in home construction on lots it owns by establishing joint ventures with builders who have created innovative new home designs, targeting niche markets unmet by merchant builders. Through the joint-venture program, the Company records its portion of revenues and income upon close of escrow to the homebuyer. The Company's participation in joint ventures enables it to generate increased income as it receives a portion of the homebuilding profits in return for sharing in the risk of homebuilding, and in some cases, financing the construction costs.

Second quarter new home sales in Valencia by merchant builders and the Company's joint ventures totaled 160, slightly below the 166 recorded in the 1997 second quarter and the 170 homes sold during the 1998 first quarter. The decline was due to the timing of new inventory coming on line to replace sold-out projects. When combining homes sold and reserved during the second quarter, the total was 11% above the year earlier quarter. The 1998 second quarter sales represents a 57% share of new home sales in the Santa Clarita Valley, compared with 45% in the 1997 second quarter.

In a strong real estate market, the Company's strategy is to increase residential absorption by concentrating on lot sales to merchant builders with less emphasis on homebuilding joint ventures. As a result, joint venture home sales will be lower compared to prior periods.

Merchant Builder Program

In the 1998 second quarter, a total of 903 entitled, unimproved residential lots closed escrow for $32 million contributing $18.6 million to income. Included in the 1998 six-month results is the sale of 37 improved residential lots adding $2.6 million to revenues and $749,000 to income.

Results for the second quarter and six months of 1997 included the sale of 94 residential lots in Valencia NorthPark which added $4.0 million to revenues and $1.2 million to income. Results also included revenues of $1.1 million and income of $343,000 from prior residential lot sales under percentage of completion accounting.

At June 30, 1998, 168 improved lots for higher density housing were in escrow for $6.2 million with escrow expected to close in the third quarter. All escrow closings are subject to market and other conditions. At June 30, 1997, a total of 660 residential lots were in escrow for approximately $35 million.

Joint Venture Program

A total of 15 joint-venture homes closed escrow during the 1998 second quarter, contributing $3.1 million to revenues and $333,000 to income. At June 30, 1998, there were 39 joint-venture homes in escrow. An additional 76 homes are reserved, 69 of which are Cheyenne townhomes, the Company's 166-home joint venture with EPAC Development, where escrow closings are expected to begin in the third quarter. The remainder is at Avignon, a joint venture with EPAC for 76 luxury townhomes, where, in addition, 24 homes are in escrow. With the Company's

Part I. Financial Information                                                 9.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


emphasis on lot sales to merchant builders, joint-venture home sales in 1998 will represent a smaller portion of total home sales.

INDUSTRIAL AND COMMERCIAL SALES

On June 5, 1998, the Company announced that escrow closed on Valencia Marketplace, a 720,000-square-foot high volume retail center, for $111 million cash. The Company recognized $85.3 million in revenues and $30.4 million in income under percentage of completion accounting. The sale is expected to generate additional revenues of approximately $22 million and earnings of approximately $8 million. Factors which may impact estimates of revenues and earnings relate primarily to the timing and cost of completing construction and leasing. The difference between the sales price and the revenues to be recognized is approximately $4 million, which is the Company's estimated obligation to complete the lease-up of the center. Construction is 85% complete and the center is 91% leased.

Also included in 1998 second quarter results are escrow closings on an industrial parcel totaling 4.8 acres contributing $2.2 million to revenues and $500,000 to income; two industrial buildings, constructed as part of the Company's build-to-suit/lease program, adding $10.6 million to revenues and $786,000 to income; and three small commercial parcels totaling 4.6 acres for $1.5 million adding $433,000 to income.

In the 1997 second quarter, a 5.2-acre parcel in Valencia Industrial Center and a 1.4-acre commercial parcel closed escrow adding $3.0 million to revenues and $1.4 million to income. Also completed during the quarter was the sale of Orchard Plaza, a 17,400-square-foot office building, for $2.2 million contributing $618,000 to income. Results for the 1997 six-month period also include sale of the 208-unit StoneCreek apartment complex contributing $18.3 million to revenues and $12.9 million to income and sale of a 2.1-acre commercial parcel adding $1.5 million to revenues and $1.0 million to income.

At June 30, 1998, seven industrial parcels totaling 90.8 acres were in escrow for $46.6 million and 14.3 commercial acres were in escrow for $4.8 million, including a 12.6-acre, restricted use site for a senior apartment project with low land values which has subsequently closed escrow. In addition, the Company's remaining building on 2.1 acres in Valencia Industrial Center is in escrow for $1.5 million. The above remaining escrows are expected to close during the balance of the year. All escrow closings are subject to market and other conditions. At June 30, 1997, a total of seven parcels encompassing 23.7 industrial acres and 22.4 commercial acres were in escrow.


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

The Company has entered certain agreements in the continuing entitlement process for Newhall Ranch. This includes an executed agreement with a school district that will contribute toward the educational facilities for the future community. The Los Angeles County Board of Supervisors provided specific direction on Newhall Ranch in a motion on July 28, 1998 and requested that the project be brought back for discussion and action on October 27, with final approval possible before year end.

The first hearing was held in May before the Los Angeles County Regional Planning Commission on the revised plan and the Environmental Impact Report for the Westridge Golf Course Community. Additional hearings are scheduled for this summer. The project is expected to go to the Los Angeles County Board of Supervisors later this year or in early 1999. Additionally, all documents are being finalized with the PGA for the Tournament Players Club championship golf course, expected to be the only TPC operated course in California.

Part I. Financial Information                                                10.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Entitlement-related expenses decreased by 10% and 15% from the prior year three- and six-month periods primarily due to final approvals received in 1997 for several projects in Valencia. The Company will continue to focus on obtaining additional residential entitlements in Valencia to meet the accelerated pace of development to support forecasted demand. Entitlement efforts for Newhall Ranch are expected to escalate in 1998 as the Los Angeles County Board of Supervisors continues its review process. Community development expenses in 1998 are expected to increase by approximately 20% over 1997.

INCOME-PRODUCING PROPERTIES

The Company's commercial portfolio is a relatively stable source of earnings and cash flow that provides debt capacity to grow the Company and working capital for continuing operations. For the 1998 second quarter, revenues from the commercial portfolio increased 25% and income increased 35% and, for the six-month period, revenues increased 23% and income increased 33%. High occupancy rates and favorable rents throughout the portfolio and income from new projects contributed to the increases from the corresponding prior year periods. Also, the absence of depreciation on Valencia Marketplace, from the time it was declared available for sale through close of escrow, contributed to higher earnings for both the second quarter and first half of 1998.

The six-story, 250-room Hyatt Valencia Hotel with a 26,000-square-foot conference center will open this August. Also under construction adjacent to the hotel is a 26,000-square-foot retail building, which is expected to be completed later this year.

Three additional projects are scheduled for completion this fall. The 124,000-square-foot, six-story office building for Princes Cruises on Town Center Drive will open in November and accommodate 700 employees on the top five floors with the ground floor reserved for retail space. Additionally, 62,000 square feet of retail/office expansion in two buildings adjacent to Valencia Town Center mall is expected to be completed in time for the holiday shopping season.

Construction has begun on the 125,000-square-foot entertainment complex which will include an IMAX 3-D Theatre, 11 additional Edwards movie screens, a Borders bookstore, restaurants and other retail space. The complex is scheduled to open in mid-1999.

Valencia Town Center shopping mall and the Company's neighborhood shopping centers continue to show strong results. A Mimi's Cafe opened in May at River Oaks shopping center, with one of the restaurant chain's strongest openings. Remodeling of this shopping center has started and completion is expected before the holiday shopping season. A 16,700-square-foot Rite-Aid drug store with another 5,600 square feet available for other new retailers is under construction at NorthPark Village Square, the Company's newest neighborhood shopping center.

The income portfolio's three apartment buildings have strong occupancy rates, with 97% of the units leased and occupied at the end of the 1998 second quarter. Continued demand for rental units has enabled the Company to increase rents for new tenants. Market rents have been raised approximately 12% for new tenants over the past year. To meet growing demand, construction is underway on the 210-unit Valencia Town Center apartment complex, adjacent to Valencia Country Club. This project is the first of a 1,000-unit apartment program to be started over the next several months. The 1,000 units are part of eight apartment projects totaling over 2,500 units planned during the build-out of Valencia.

Income from the commercial portfolio for the full year is expected to increase approximately 15% over 1997 due to the completion of several new commercial properties in 1998, along with high occupancy rates and rents from existing portfolio projects more than offsetting the sale of Valencia Marketplace in June, 1998.

VALENCIA WATER COMPANY

Valencia Water Company is a regulated public utility and a wholly-owned subsidiary of the Company serving over 18,000 metered customers in the Valencia area. Revenues and income for the 1998 second quarter declined 26% and 52%, respectively. For the six-month period, revenues declined 18% and income 42%. The declines were a

Part I. Financial Information                                                11.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


result of heavy rains and lower demand for water. By year-end, the declines are expected to be partially offset by increases in the water utility's customer base.

AGRICULTURAL OPERATIONS

For the second quarter and six-months of 1998, revenues and income from agriculture, including the Company's energy operations, were below year earlier levels. The declines primarily were due to lower oil and gas prices, reduced yields from certain crops to heavy rains, and expenses incurred in connection with storm damage.

Ranch Sales

No sales of farm land were completed during the 1998 second quarter or six-month period. Revenues and income of $323,000 were recognized in the 1998 first quarter from the 1996 sale of 539 acres of row crop land at the Suey Ranch. At June 30, 1998, a 970-acre parcel at the Merced Ranch was in escrow for $1.1 million. The sale closed escrow in July and will contribute approximately $720,000 to third quarter income. The Company continues to market the remaining 2,970 acres at the Merced Ranch which are being leased while awaiting sale.

During the 1997 second quarter, 1,673 acres of vineyard and undeveloped land at the 38,000-acre Suey Ranch were sold for $17.9 million, contributing $17.0 million to income. The sale of this parcel enabled the Company to realize historically high vineyard values.

GENERAL AND ADMINISTRATIVE EXPENSES

A $1.6 million, or 73%, increase and a $2.3 million, or 55%, increase in general and administrative expenses from the 1997 second quarter and six-month period, respectively, are primarily due to training expenses associated with the planned replacement of the Company's computerized accounting system, consulting services associated with an improving real estate market and accrued incentive compensation based on the Company's higher earnings. The rate of increase in general and administrative expenses for the remainder of the year is not expected to be as high as the first six months and expenses for the year are expected to increase by more than 30% over 1997.

Expense from Unit Ownership Plans

In the 1998 first quarter, an expense of $400,000 was recorded for increases in the market price of partnership units in connection with appreciation rights on outstanding, non-qualified options granted prior to 1992. No expense was recorded in the 1998 second quarter or in the prior year three- and six-month periods.

Interest and Other

An increase in interest capitalized to income portfolio projects, offset by a reduction in interest income due to collection of notes from prior land sales, contributed to net interest expense being approximately the same as the 1997 second quarter and decreasing by 4% compared to the prior year six-month period. The Company expects net interest expense for 1998 to be approximately the same as the prior year.


                               FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had cash and cash equivalents of $39.3 million and $229 million in available lines of credit and a revolving mortgage facility to fund development activities. There were no borrowings outstanding against unsecured lines of credit or a revolving mortgage facility. The Company believes it has adequate sources of cash from operations and debt capacity, including lines of credit, to finance future operations plus take advantage of new development opportunities. At June 30, 1998, there was no debt against raw land or land under development inventories.

There are no material commitments for capital expenditures other than the Company's plans in the ordinary course of business to develop its portfolio of income-producing properties. The Company expects to invest over

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

The following discussion relates to principal items in the Consolidated Statement of Cash Flows:

OPERATING ACTIVITIES

Net cash provided by operating activities for the six months ended June 30, 1998 totaled $145.4 million and included the sale of Valencia Marketplace for $111 million cash. Also, sales of 995 residential lots and homes, 19.2 acres of industrial land, including three build-to-suit buildings, and 4.6 commercial acres combined provided $61.2 million cash. In addition, notes totaling $2.8 million from land sales in prior years were collected during the period.

Expenditures for land under development inventories and home construction totaled $28.3 million during the first six months of 1998,which was offset by $28.5 million in real estate cost of sales relief. Inventory expenditures in Valencia were related to land preparation and infrastructure to ready land for development or sale and home construction advances for the Company's homebuilding partnerships. The Company's net homebuilding investment totaled $18.0 million at June 30, 1998.

INVESTING ACTIVITIES

Expenditures for development of income-producing properties in Valencia totaled $44.8 million for the six months ended June 30, 1998. Major expenditures include $7.3 million for Valencia Marketplace; $13.4 million for the 250-room Hyatt Valencia Hotel and Conference Center; $4.6 million for a six-story office building to be occupied by Princess Cruises; $3.6 million for industrial buildings under the build-to-suit/lease program; and $12.6 million for various retail/office/entertainment projects in Valencia Town Center. Property and equipment expenditures during the period are primarily related to water utility construction costs.

FINANCING ACTIVITIES

Distributions totaling $11.1 million have been paid year-to-date consisting of two quarterly distributions of $.10 per unit each and a special distribution of $.12 per unit. An additional quarterly distribution of $.10 per partnership unit was declared on July 15, 1998, payable September 7, 1998. The declaration of distributions is reviewed by the Board of Directors on a quarterly basis. The declaration of any distribution, and the amount declared, is determined by the Board of Directors taking into account the Company's earnings, financial condition and prospects.

Upon sale of Valencia Marketplace on June 5, 1998 for $111 million cash, the Company paid off all outstanding borrowings against unsecured lines of credit and a revolving mortgage facility. By the end of 1998, the Company expects the total debt level against these lines to be above the 1997 year-end level of $48.1 million due to the Company's anticipated expenditures of over $100 million in 1998 to expand its income portfolio.

YEAR 2000 ISSUE

The Company conducted a comprehensive review of its internal computer systems in 1997 to assess the Year 2000 issue. As a result of this review, and for other strategic reasons, the Company is in the process of replacing its computerized accounting system by the end of 1998. The cost of this new system is approximately $1 million and is being capitalized and amortized over its useful life. The Company is modifying other existing software to be Year 2000 compliant and these costs are being expensed as incurred. The Company has contacted its primary vendors to receive confirmation on their Year 2000 compliance as well. The Company anticipates substantial completion of changes for the Year 2000 issue by December 31, 1998, allowing adequate time for testing. The Company does not expect total expenditures for the above to have a material impact on its results of operations, liquidity or capital resources.

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

Inflation: The Company believes it is well positioned against any effects of inflation. Historically, during periods of inflation, the Company has been able to increase selling prices of properties to offset rising costs of land development and construction. Recently, land values have been increasing at a faster rate than costs. However, there are no assurances that this trend will continue. A portion of the commercial income portfolio is protected from inflation since percentage rent clauses in the Company's leases tend to adjust rental receipts for inflation, while the underlying value of commercial properties has tended to rise over the long term.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

     27       Financial Data Schedule

(b) The following report was filed on Form 8-K in the second quarter ended June 30, 1998

     Date of Report          Item Reported            Financial Statements Filed
     ---------------------------------------------------------------------------
     June 5, 1998     Sale of Valencia Marketplace               None


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

                      THE NEWHALL LAND AND FARMING COMPANY
                       (a California Limited Partnership)
                                   Registrant

                   By Newhall Management Limited Partnership,
                            Managing General Partner

                       By Newhall Management Corporation,
                            Managing General Partner


Date: July 29, 1998           By    / S / THOMAS L. LEE
                                   ---------------------------------------------
                                     Thomas L. Lee, Chairman and Chief Executive
                                     Officer of Newhall Management Corporation
                                     (Principal Executive Officer)


Date: July 29, 1998           By    / S / STUART R. MORK
                                   ---------------------------------------------
                                     Stuart R. Mork, Senior Vice President and
                                     Chief Financial Officer of Newhall
                                     Management Corporation
                                     (Principal Financial Officer)


Date: July 29, 1998           By    / S / DONALD L. KIMBALL
                                   ---------------------------------------------
                                     Donald L. Kimball, Vice President - Finance and Controller of Newhall Management Corporation (Principal Accounting Officer)