Form 10-Q
period 1998-09-30
NEWHALL LAND & FARMING CO /CA/
filed 1998-11-12
CIK 751976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

                                    or
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

     For Quarter Ended September 30, 1998     Commission file number 1-7585


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
Item 1. Financial Statements


      CONSOLIDATED STATEMENTS OF INCOME

      Unaudited                                                    Three Months Ended            Nine months Ended
      In thousands, except per unit                                   September 30                 September 30
      -----------------------------------------------------------------------------------    -------------------------
                                                                    1998          1997           1998         1997
                                                               --------------------------    -------------------------
      REVENUES
       Real estate
          Residential home and land sales                         $ 19,261      $ 38,478       $  63,377    $  56,867
          Industrial and commercial sales                           42,549        13,743         145,471       38,754
          Commercial operations
            Income-producing properties                              8,788         8,510          28,264       24,342
            Valencia Water Company                                   3,391         3,581           7,326        8,408
                                                               --------------------------    -------------------------
                                                                    73,989        64,312         244,438      128,371
                                                               --------------------------    -------------------------
       Agriculture
          Operations                                                 3,005         2,929           5,294        5,700
          Ranch sales                                                1,067            62           1,390       17,962
                                                               --------------------------    -------------------------
                                                                     4,072         2,991           6,684       23,662
                                                               --------------------------    -------------------------
         Total revenues                                           $ 78,061      $ 67,303        $251,122     $152,033
                                                               ==========================    =========================

      CONTRIBUTION TO INCOME
       Real estate
          Residential home and land sales                        $   5,054      $ 12,963       $  23,799    $  13,712
          Industrial and commercial sales                           13,748         1,116          44,221       15,018
          Community development                                     (2,625)       (2,130)         (6,856)      (7,101)
          Commercial operations
            Income-producing properties                              4,010         3,786          14,571       11,717
            Valencia Water Company                                   1,003         1,080           1,734        2,330
                                                               --------------------------    -------------------------
                                                                    21,190        16,815          77,469       35,676
                                                               --------------------------    -------------------------
       Agriculture
          Operations                                                (1,371)          379            (516)       1,508
          Ranch sales                                                  775            45           1,098       16,995
                                                               --------------------------    -------------------------
                                                                      (596)          424             582       18,503
                                                               --------------------------    -------------------------

      Operating income                                              20,594        17,239          78,051       54,179

      General and administrative expense                            (3,187)       (2,088)         (9,590)      (6,219)
      Expense from unit ownership plans                                  -          (350)           (400)        (580)
      Interest and other, net                                       (1,116)       (2,262)         (5,772)      (7,137)
                                                               --------------------------    -------------------------

      Net income                                                  $ 16,291      $ 12,539       $  62,289    $  40,243
                                                               ==========================    =========================

      Net income per unit                                         $   0.48      $   0.36       $    1.81    $    1.17
                                                               ==========================    =========================

      Net income per unit - diluted                               $   0.47      $   0.36       $    1.79    $    1.16
                                                               ==========================    =========================

      Number of units used in computing per unit amounts:
       Net income per unit                                          33,998        34,464          34,357       34,523
       Net income per unit - diluted                                34,382        34,809          34,781       34,758

      Cash distributions per unit:
       Regular                                                    $   0.10      $   0.10       $    0.30    $    0.30
       Special                                                                                      0.12         0.08

Part I. Financial Information                                                 3.
Item 1. Financial Statements


CONSOLIDATED  BALANCE  SHEETS

                                                                                   September 30,           December 31,
In thousands                                                                           1998                    1997
----------------------------------------------------------------                -------------------      -----------------
                                                                                     Unaudited
ASSETS

 Cash and cash equivalents                                                          $        3,589           $      2,770

 Accounts and notes receivable                                                              29,550                 19,027

 Land under development                                                                     40,253                 53,875

 Land held for future development                                                           30,678                 32,551

 Income-producing properties, net                                                          237,050                227,203

 Property and equipment, net                                                                56,414                 54,876

 Other assets and deferred charges                                                          13,579                 13,630
                                                                                -------------------      -----------------
                                                                                    $      411,113           $    403,932
                                                                                ===================      =================


LIABILITIES AND PARTNERS' CAPITAL

 Accounts payable                                                                   $       32,069           $     18,529

 Accrued expenses                                                                           43,779                 39,635

 Deferred revenues                                                                          17,170                  3,152

 Mortgage and other debt                                                                   117,424                156,946

 Advances and contributions from developers for
   utility construction                                                                     23,832                 18,845

 Other liabilities                                                                          21,551                 21,548
                                                                                -------------------      -----------------
        Total liabilities                                                                  255,825                258,655

 Partners' capital

  33,071 units outstanding, excluding 3,701 units in treasury, at September 30,
     1998 and  34,527 units outstanding, excluding 2,245 units in treasury,
     at December 31, 1997                                                                  155,288                145,277
                                                                                -------------------      -----------------
                                                                                    $      411,113           $    403,932
                                                                                ===================      =================

Part I. Financial Information                                                 4.
Item 1. Financial Statements


CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited
                                                                                        Nine months Ended
In thousands                                                                              September 30
-------------------------------------------------------------------------  -------------------------------------------
                                                                                 1998                     1997
                                                                           ------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                                 $     62,289             $    40,243

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                                   7,370                   7,154
    Increase in land under development                                            (52,081)                (47,045)
    Cost of sales and other inventory changes                                      65,703                  50,589
    (Increase) decrease in accounts and notes receivable                          (10,523)                  7,538
    Increase in accounts payable, accrued expenses
       and deferred revenues                                                       31,702                  11,682
    Cost of property sold                                                          67,478                  14,707
    Other adjustments, net                                                             25                     567
                                                                           ------------------       ------------------

  Net cash provided by operating activities                                       171,963                  85,435
                                                                           ------------------       ------------------


CASH FLOWS FROM INVESTING ACTIVITIES:

  Development of income-producing properties                                      (78,148)                (50,791)
  Purchase of property and equipment                                               (5,985)                 (4,092)
  Investment in joint venture                                                        (198)                   (499)
                                                                           ------------------       ------------------

  Net cash used in investing activities                                           (84,331)                (55,382)
                                                                           ------------------       ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions paid                                                              (14,509)                (13,135)
  Decrease in mortgage and other debt                                             (39,522)                (14,429)
  Increase in advances and contributions from
     developers for utility construction                                            4,987                     241
  Purchase of partnership units                                                   (38,770)                 (5,746)
  Other, net                                                                        1,001                   3,559
                                                                           ------------------       ------------------

  Net cash used in financing activities                                           (86,813)                (29,510)
                                                                           ------------------       ------------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                             819                     543

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      2,770                   2,412
                                                                           ------------------       ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $      3,589             $     2,955
                                                                           ==================       ==================

Part I. Financial Information                                                 5.
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


The Company's unaudited interim financial statements have been prepared substantially in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments necessary for a fair statement of the results of operations for the three and nine months ended September 30, 1998 and 1997 have been made. Certain reclassifications have been made to prior periods' amounts to conform to the current period presentation.


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

--------------------------------------------------------------------------------
Note 2. Details of Land Under Development

(In $000)                                                                 September 30,                   December 31,
                                                                               1998                             1997
                                                                           (Unaudited)
    Residential land development                                             $    257                        $  3,700
    Industrial and commercial land development                                 25,505                          38,190
    Homes completed or under construction
         with venture partners                                                 12,930                          11,799
    Agriculture                                                                 1,561                             186
                                                                             --------                        --------
         Total land under development                                        $ 40,253                        $ 53,875
                                                                             ========                        ========


--------------------------------------------------------------------------------
Note 3.  Amounts per Partnership Unit

     Unaudited
                                                                 Income               Units           Per Unit
     (in 000's except per unit)                                (numerator)        (denominator)
     --------------------------------------------------------------------------------------------------------------
     For three months ended September 30, 1998
     NET INCOME PER UNIT
       Net income available to unitholders                    $    16,291              33,998           $    .48
     EFFECT OF DILUTIVE SECURITIES
       Unit options                                                     -                 384               (.01)
     --------------------------------------------------------------------------------------------------------------
     Net income per unit - diluted                            $    16,291              34,382           $    .47
     --------------------------------------------------------------------------------------------------------------

Part I. Financial Information                                                 6.
Item 1. Financial Statements


Note 3. Amounts per Partnership Unit (continued)

     For three months ended September 30, 1997
     NET INCOME PER UNIT
       Net income available to unitholders                    $    12,539              34,464          $    0.36
     EFFECT OF DILUTIVE SECURITIES
       Unit options                                                   -                   345                 -
     --------------------------------------------------------------------------------------------------------------
     Net income per unit - diluted                            $    12,539              34,809          $    0.36
     --------------------------------------------------------------------------------------------------------------

     For nine months ended September 30, 1998
     NET INCOME PER UNIT
       Net income available to unitholders                    $    62,289              34,357          $    1.81
     EFFECT OF DILUTIVE SECURITIES
       Unit options                                                   -                   424              (0.02)
     --------------------------------------------------------------------------------------------------------------
     Net income per unit - diluted                            $    62,289              34,781          $    1.79
     --------------------------------------------------------------------------------------------------------------
     For nine months ended September 30, 1997
     NET INCOME PER UNIT
       Net income available to unitholders                    $    40,243              34,523          $    1.17
     EFFECT OF DILUTIVE SECURITIES
       Unit options                                                   -                   235              (0.01)
     --------------------------------------------------------------------------------------------------------------
     Net income per unit - diluted                            $    40,243              34,758          $    1.16
     --------------------------------------------------------------------------------------------------------------

Part I. Financial Information                                                 7.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                              RESULTS OF OPERATIONS

Comparison of Third Quarter and Nine months of 1998 to Third Quarter and Nine months of 1997

                                                       Third Quarter                             Nine months
                                             -----------------------------------     -------------------------------------
                                                                     Increase                                  Increase
Unaudited                                                           (Decrease)                                (Decrease)
                                             -----------------------------------------------------------------------------
                                                  Amount                %                 Amount                 %
                                             ------------------   --------------     -----------------    ----------------
REVENUES
  Real Estate
    Residential home and land sales               $    (19,217)            -50%         $       6,510                 11%
    Industrial and commercial sales                     28,806             210%               106,717                275%
    Commercial operations
        Income-producing properties                        278               3%                 3,922                 16%
        Valencia Water Company                            (190)             -5%                (1,082)               -13%
                                             -----------------------------------     -------------------------------------
                                                         9,677              15%               116,067                 90%
  Agriculture
     Operations                                             76               3%                  (406)                -7%
     Ranch sales                                                          1621%               (16,572)               -92%
                                                         1,005
                                             ------------------   --------------     -----------------    ----------------
Total revenues                                    $     10,758              16%           $    99,089                 65%
                                             ==================   ==============     =================    ================

CONTRIBUTION TO INCOME
  Real Estate
    Residential home and land sales             $       (7,909)            -61%           $    10,087                 74%
    Industrial and commercial sales                     12,632            1132%                29,203                194%
    Community development                                 (495)            -23%                   245                  3%
    Commercial operations
        Income-producing properties                        224               6%                 2,854                 24%
        Valencia Water Company                             (77)             -7%                  (596)               -26%
                                             -----------------------------------     -------------------------------------
                                                         4,375              26%                41,793                117%
  Agriculture
    Operations                                          (1,750)           -462%                (2,024)              -134%
    Ranch sales                                            730            1622%               (15,897)               -94%
                                             ------------------   --------------     -----------------    ----------------

 Operating income                                        3,355              19%                23,872                 44%

    General and administrative expense                  (1,099)            -53%                (3,371)               -54%
    Expense from unit ownership plans                      350             100%                   180                 31%
    Interest and other, net                              1,146              51%                 1,365                 19%
                                             ------------------   --------------     -----------------    ----------------

 Net income                                     $        3,752              30%           $    22,046                 55%
                                             ==================   ==============     =================    ================

Net income per unit                             $         0.12              33%           $      0.64                 55%
                                             ==================   ==============     =================    ================
Net income per unit - diluted                   $         0.11              31%           $      0.63                 54%
                                             ==================   ==============     =================    ================

Number of units used in computing
per unit amounts:
Net income per unit                                       (466)             -1%                  (166)                 0%
                                             ==================   ==============     =================    ================
Net income per unit - diluted                             (427)             -1%                     23                 0%
                                             ==================   ==============     =================    ================

Part I. Financial Information                                                 8.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


The increases and decreases in revenues and income for the three and nine months are attributable to the following:

For the 1998 third quarter, revenues totaled $78.1 million and net income totaled $16.3 million compared to revenues for the 1997 third quarter of $67.3 million and net income of $12.5 million. For the nine months ended September 30, 1998, revenues totaled $251.1 million and net income totaled $62.3 million. This compares with revenues of $152.0 million and net income of $40.2 million for the nine months ended September 30, 1997. These increases in revenues and net income during the third quarter of 1998 compared to the same period in 1997 were due primarily to substantial increases in industrial and commercial sales and a stable earnings contribution from the Company's income portfolio, offset in part by reduced levels of residential lot sales. Industrial and commercial sales during the third quarter of 1998 included escrow closings on five industrial properties and two commercial properties. These results, along with the sale of Valencia Marketplace in the second quarter, have caused the revenues and net income per unit for the first nine months of 1998 to exceed any full year results in the Company's history.

RESIDENTIAL HOME AND LAND SALES

The Company generates revenues and income from Valencia residential projects by selling residential lots to merchant builders and home sales through joint ventures. Revenues and income are recorded by the Company on residential lot sales when title is transferred to the merchant builder, who, in turn, builds homes for sale. The Company also participates in home construction on lots it owns by establishing joint ventures with builders who have created innovative new home designs, targeting niche markets unmet by other merchant builders. In the joint-venture program, the Company records its portion of revenues and income upon close of escrow to the homebuyer. The Company's participation in joint ventures enables it to generate increased income as it receives a portion of the homebuilding profits in return for sharing in the risk of homebuilding, and in some cases, financing the construction costs. In a strong real estate market, the Company's strategy is to increase residential absorption by concentrating on lot sales to merchant builders with less emphasis on homebuilding joint ventures. As a result, in the current market, joint venture home closings will be lower compared to prior periods.

During the 1998 third quarter, 132 new home sales were recorded in Valencia by merchant builders and the Company's joint ventures. This is below 1997 third quarter sales of 206 homes and 1998 second quarter sales of 160 homes due to temporary supply constraints in Valencia's new-home inventory. The number of housing product lines that will be actively selling in Valencia in 1999 will more than double from eight at the end of the 1998 third quarter. For both the 1998 and 1997 third quarters, Valencia captured a 40% share of all new homes sales in the Santa Clarita Valley.

Merchant Builder Program
In the 1998 third quarter, the sale of 168 lots for high-density housing closed escrow contributing $6.2 million to revenues and $3.8 million to income. This sale brings total residential lot sales for the first nine months of 1998 to 1,108 which added $40.8 million to revenues and $23.7 million to income. The Company does not anticipate any additional residential lot sales in the fourth quarter, nor are any residential lots currently in escrow.

In the third quarter of 1997, residential lot sales in Valencia totaled 617 which added $27.3 million to revenues and $13.1 million to income. The largest transaction was the sale of 366 entitled, unimproved lots to Taylor Woodrow for $17 million contributing $10.1 million to income. In addition, escrow closed on 251 improved residential lots to three merchant builders contributing $10.3 million to revenues and $3.0 million to income under percentage of completion accounting. The 1997 nine-month period also included the sale of 94 residential lots which added $4.0 million to revenues and $1.2 million to income. At September 30, 1997, 43 residential lots were in escrow.

Negotiations are currently underway with several merchant builders on the Company's next major project, Bridgeport (formerly referred to as Lago de Valencia), an approximately 700-home "lifestyle village" surrounding a lake. Grading of the 14-acre lake has started, with lot sales expected to begin in mid-1999. Other projects now being prepared for sale next year include 450 lots west of Valencia High School called Decoro South, 120 lots in the South River area, and the balance of the Company's Hasley Hills project just north of Valencia totaling 290 lots.

Part I. Financial Information                                                 9.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Joint Venture Program

During the 1998 third quarter, a total of 57 joint-venture homes in three projects closed escrow contributing $13.1 million to revenues and $1.4 million to income. At September 30, 1998, a total of 26 joint-venture homes were in escrow and an additional 53 homes were reserved, 47 of which were Cheyenne townhomes, the Company's 166-home joint venture with EPAC Communities, Inc. The remainder are at Avignon, a joint venture with EPAC for 76 luxury townhomes. Nouvelle, a joint venture with Warmington Homes for 72 single-family homes, is sold out with only 2 homes remaining to close escrow. All escrow closings are subject to market and other conditions

A total of 90 joint-venture homes closed escrow during the 1998 nine-month period contributing $20.3 million to revenues and $2.2 million to income. With the Company's emphasis on lot sales to merchant builders, joint-venture home sales in 1998 will represent a smaller portion of total home sales compared to prior periods.

In the 1997 third quarter, the Company's joint-venture homebuilding projects closed escrow on 51 homes contributing $11.2 million to revenues and $1.0 million to income. The 1997 nine-month period included 111 joint-venture home closings in six projects for $24.4 million adding $2.6 million to income.

INDUSTRIAL AND COMMERCIAL SALES

In the 1998 third quarter, escrow closed on five parcels totaling 59.1 industrial acres, including a building on 1.2 acres constructed as part of the Company's build-to-suit/lease program. These escrow closings contributed $33.7 million to third quarter revenues and $11.9 million to income. The largest sale during the quarter was for $20.4 million consisting of a 36.5-acre parcel for a 700,000-square-foot office complex to be developed on this parcel at the intersection of Interstate 5 and Highway 126. This is one of several parcels being sold for office development in Valencia's business parks and is significant because the Company believes that these types of projects tend to bring higher prices and more employment on a per-acre basis.

During the first nine months of 1998, the Company closed escrow on a record 78.4 acres of industrial land, including four buildings constructed as part of its build-to-suit/lease program. These sales added $49.1 million to revenues and $13.8 million to income. In the first three quarters of 1998, more than one million square feet of space had been absorbed in Valencia's industrial properties, exceeding the amount for all of 1997. The Company's remaining unsold industrial land inventory is approximately 545 acres, which will support about 10 million square feet of building space. Additional industrial acreage is planned for the adjacent Newhall Ranch project.

Also, during the 1998 third quarter, a 12.6-acre restricted-use site for a senior apartment project closed escrow for $1.8 million. In addition, the Company completed the sale of its remaining industrial building in Valencia Industrial Center consisting of a 29,000-square-foot building on 2.1 acres for $1.5 million. These two sales added $1.3 million to 1998 third quarter income. Results for the 1998 nine-month period also includes the sale of three small commercial parcels totaling 4.6 acres for $1.5 million adding $433,000 to income. Following the close of the third quarter, the Company's 56,800-square-foot Valley Business Center on approximately 15 acres closed escrow. This sale will contribute $7.3 million to revenues and $1.5 million to income in the fourth quarter.

As previously reported, the 1998 second quarter sale of Valencia Marketplace is expected to generate future revenues and income in excess of the amounts recognized upon the close of escrow under percentage of completion accounting. Under this accounting method, revenues and income of $5.5 million and $2.1 million, respectively, were recorded in the third quarter.

During the 1997 third quarter, three parcels in Valencia Commerce Center totaling 13.5 acres closed escrow which added $5.9 million to revenues and $1.1 million to income. Also in the 1997 third quarter, a 135,220-square-foot build-to-suit on 6.3 acres closed escrow for $7.9 million contributing $1.1 million to income.

Results for the 1997 nine-month period also included sales of a 5.2-acre industrial parcel and 3.5 commercial acres which combined contributed $4.5 million to revenues and $2.5 million to income. Also included in the 1997 nine-month results are the sale of StoneCreek, a 208-unit apartment complex, for $18.3 million adding $12.9 million to income and the sale of Orchard Plaza, a 17,400-square-foot office building, for $2.2 million adding $618,000 to income.

Part I. Financial Information                                                10.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


At September 30, 1998, four sales of industrial land totaling 36.8 acres were in escrow for $16.0 million with closings scheduled before the end of 1998, and another 5.2-acre parcel with a 110,000 square foot build-to-suit was in escrow for $8.1 million with closing expected in 1999. Also in escrow is the Company's remaining property in Contra Costa County consisting of approximately 85 acres for $10.5 million with escrow expected to close in the first half of 1999. All escrow closings are subject to market and other conditions. At September 30, 1997, eight parcels totaling 12.2 industrial acres, 33.5 commercial acres and two build-to-suits in Valencia Commerce Center were in escrow for an aggregate of $18.9 million. Subsequently, escrows for 15.2 commercial acres were cancelled.

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

The Company has reached agreements with all school districts covering Newhall Ranch, as well as future development in Westridge and Valencia. The Los Angeles County Board of Supervisors reviewed the Specific Plan and zoning changes for Newhall Ranch, along with the Environmental Impact Report. Changes were suggested regarding land use pertaining to the environment and the Company is addressing those issues, which are scheduled for review by the Board of Supervisors. The October 27, 1998 meeting has been deferred in order to resolve the last remaining issues. A specific date has not been set for the continued hearing. Final approval for the approximately 22,000-home planned community is projected for early 1999.

Hearings were held this summer before the Los Angeles County Regional Planning Commission on the Environmental Impact Report for the Westridge Golf Course Community. The project received approval from the Planning Commission on November 2, 1998 and is expected to go before the Los Angeles County Board of Supervisors in early 1999.

Community development expenses increased 23% from the prior year three-month period primarily due to expenses relating to evaluation of development opportunities outside of Valencia. The impact of these expenditures was offset in the nine-month comparisons due to higher entitlement expenditures in the prior year relating to final approvals for several projects in Valencia. The Company will continue to focus on obtaining residential entitlements to meet the accelerated pace of development to support forecasted demand. Community development expenses in 1998 are expected to be approximately the same as in 1997.

INCOME-PRODUCING PROPERTIES

The Company's income-producing property portfolio is a relatively stable source of earnings and cash flow that also provides debt capacity to grow the Company and working capital for continuing operations. For the third quarter of 1998, revenues from this commercial portfolio increased 3% and income increased 6% and, for the nine-month period, revenues increased 16% and income increased 24%. High occupancy rates and favorable rents throughout the portfolio more than offset the second quarter sale of Valencia Marketplace and contributed to the increases from the corresponding prior year periods.

In Valencia Town Center along Town Center Drive, the Company's 244-room Hyatt Valencia Hotel and Santa Clarita Conference Center opened in August and the six-story building for Princess Cruises will be ready for occupancy in November. The 194,000 square feet of retail space along Town Center Drive is currently 71% pre-leased, with approximately 54,000 square feet expected to be open for the holiday shopping season.

The 130,000-square-foot entertainment complex which will include an IMAX 3-D Theatre, 11 additional movie screens and a Borders bookstore, is under construction with completion scheduled for mid-1999. The complex also will include new restaurants and other retail space.

Part I. Financial Information                                                11.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


The three apartment complexes in the income portfolio have occupancy rates above 97% and, during the past 12 months, rents for new tenants have increased approximately 20%. To meet growing demand, eight additional apartment projects totaling more than 2,500 units are planned during the build-out of Valencia. The first project, Montecito, a 210-unit apartment complex in Valencia Town Center adjacent to Valencia Country Club, is under construction with units expected to be available in the spring of 1999.

Valencia Town Center shopping mall space and the Company's neighborhood shopping centers continue to show strong results. Remodeling at River Oaks will be completed this fall and is expected to have a positive impact on re-leasing space in the center. Construction is on schedule for the 16,700-square-foot Rite-Aid drug store and 5,600 square feet of additional retail space at NorthPark Village Square, the Company's latest neighborhood shopping center. Plaza del Rancho, a 53,000-square-foot, mixed-use project in Valencia Industrial Center that opened last summer, is 90% leased. The portfolio's office building next to Company headquarters is fully leased, and the three-story office building in Valencia Town Center is 79% leased.

When current projects under construction in Valencia Town Center are complete, about $12 to $13 million in incremental net operating income annually is expected to be generated as the projects reach stabilization, more than offsetting the loss of income from strategic asset sales such as Valencia Marketplace. The Company's investment in the continued expansion of the portfolio will exceed $100 million in 1998.

Income from the commercial portfolio for the full year of 1998 is expected to increase approximately 15% over 1997 due to the completion of several new commercial properties in 1998, along with high occupancy rates and increased rents from existing portfolio projects.

VALENCIA WATER COMPANY

Valencia Water Company is a regulated public utility and a wholly-owned subsidiary of the Company serving over 19,000 metered customers in the Valencia area. Reduced demand due to heavy rainfall during the winter and spring resulted in lower revenues and income for the 1998 third quarter and nine months from Valencia Water Company. Revenues declined 5% and income declined 7% for the 1998 third quarter. For the 1998 nine-month period, revenues and income declined 13% and 26%, respectively. By year-end the declines are expected to be partially offset by increased demand due to increases in the water utility's customer base.

AGRICULTURAL OPERATIONS

Income from agriculture, including the Company's energy operations, for the 1998 third quarter and nine-month periods was below year earlier levels. The primary contributor to the decreases was a $1.9 million non-cash, write-off of mineral rights associated with previously sold ranch land based on an independent valuation performed during in the current year quarter. Additionally, lower oil and gas prices negatively impacted results for both the third quarter and first nine months of 1998.

RANCH SALES

In the 1998 third quarter, a 970-acre parcel of the Merced Ranch closed escrow for $1.1 million, contributing $775,000 to income. The sale is part of the Company's strategy of selling farm land not suitable for development. No other sales of farm land have taken place in 1998. Results for the nine-month period includes $323,000 recognized from the 1996 sale of 539 acres of row crop land at the Suey Ranch. The Company continues to market three remaining parcels, containing an aggregate of 2,970 acres, at Merced Ranch which are being leased while awaiting sale.

The sale of a small remaining parcel in northern California was completed during the 1997 third quarter for $62,000 adding $45,000 to income. Results for the 1997 nine-month period also includes the sale of 1,674 acres of vineyard and undeveloped land at the 38,000-acre Suey Ranch for $17.9 million adding $17.0 million to income.

Part I. Financial Information                                                12.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses increased 53% and 54%, respectively, for the third quarter and nine months of 1998. The increases were primarily due to consulting fees relating to expanded marketing programs and improved business conditions, and non-capitalized expenses in connection with replacement and upgrading of the Company's accounting system and Year 2000 repairs. General and administrative expenses are expected to be lower in 1999.

EXPENSE FROM UNIT OWNERSHIP PLANS

In the 1998 first quarter, an expense of $400,000 was recorded in connection with appreciation rights on outstanding, non-qualified options granted prior to 1992 due to increases in the market price of partnership units. No expense was recorded in the second or third quarters of 1998. Results for the 1997 three- and nine-month periods included option appreciation expense of $350,000 and $580,000, respectively.

INTEREST AND OTHER, NET

Reduction in debt due to receipt of $111 million cash upon the sale of Valencia Marketplace in June 1998 and an increase in interest capitalized to portfolio projects contributed to decreases of 51% for the three-month period and 19% for the nine-month period in Interest and Other, net, compared to comparable 1997 periods. Interest income from increased cash available for investment was offset by a reduction in interest income due to collection of notes from prior land sales for both the three and nine-month periods.


                               FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had cash and cash equivalents of $3.6 million and $162.4 million in available lines of credit and a revolving mortgage facility to fund development activities. The Company believes it has adequate sources of cash from operations and debt capacity, including lines of credit, to finance future operations and take advantage of new development opportunities. At September 30, 1998, there was no debt against raw land or land under development inventories.

On August 14, 1998, the Board of Directors authorized the repurchase of one million units and, on September 9, 1998, the Board of Directors authorized an additional one million units for repurchase. In addition, the Company had 181,385 units authorized for repurchase from a prior repurchase program. During the quarter, the Company repurchased a total of 1,497,489 units for $38.8 million leaving a balance of 683,896 units authorized. The unit repurchases are being made because management and the Board of Directors believe that the current market price of the Company's partnership units does not reflect the Company's current performance and outlook. The Company intends to continue buying units into 1999 depending upon market conditions. Changes to the Company's business plan for next year are being evaluated in order to expand the current repurchase program, including accelerating certain land sales, reducing capital spending, and evaluating the sale of more non-strategic assets, including ranches. The goal is to add about 2 million more units to the current program in 1999, assuming the business plan for the coming year is met.

There are no material commitments for capital expenditures other than the Company's plans in the ordinary course of business to develop its portfolio of income-producing properties. The Company expects to invest over $100 million in its commercial portfolio in 1998. For additional information on income-producing properties under development see the Investing Activities section.

Part I. Financial Information                                                13.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


OPERATING ACTIVITIES

Net cash provided by operating activities for the nine months ended September 30, 1998 totaled $172.0 million and included the sale of Valencia Marketplace for $111 million cash. Also, sales of 1,198 residential lots and homes, 78.4 acres of industrial land including four industrial buildings, 17.2 acres of commercial land and a 29,000-square-foot building on 2.1 acres in Valencia Industrial Center combined provided $105.3 million cash and $15.3 million in notes. In addition, notes totaling $3.3 million from land sales in prior years were collected during the period.

Expenditures for land under development inventories and home construction totaled $52.1 million during the first nine months of 1998, which was more than offset by $65.7 million of cost of sales relief. Inventory expenditures were related to land preparation and infrastructure to ready land for development or sale and home construction advances for the Company's homebuilding partnerships. The Company's net investment in homebuilding partnerships totaled $12.9 million at September 30, 1998.

INVESTING ACTIVITIES

Expenditures for development of income-producing properties in Valencia totaled $78.1 million for the nine months ended September 30, 1998. Major expenditures included $25.3 million for the Hyatt Valencia Hotel and Conference Center; $8.6 million for a six-story office building to be occupied by Princess Cruises; $4.1 million for a 210-unit apartment complex in Valencia Town Center; $3.9 million for industrial buildings under the build-to-suit/lease program; and $21.6 million for various retail/office/ entertainment projects in Valencia Town Center including parking structures. Also included is $10.7 million for Valencia Marketplace which was sold in June 1998. The Company is obligated to complete the construction and leasing of the center and the sale is being recognized under percentage of completion accounting. Property and equipment expenditures were primarily related to water utility construction costs.

FINANCING ACTIVITIES

Distributions totaling $14.5 million have been paid as of September 30, 1998 consisting of three quarterly distributions of $.10 per unit and a special distribution of $.12 per unit. The declaration of distributions, and the amount declared, are determined by the Board of Directors on a quarterly basis taking into account the Company's earnings, financial condition and prospects. The next quarterly distribution will be considered by the Board of Directors on November 18, 1998.

Upon sale of Valencia Marketplace on June 5, 1998 for $111 million cash, the Company paid off all outstanding borrowings against unsecured lines of credit and a revolving mortgage facility. At September 30, 1998, $6.1 million was outstanding against unsecured lines of credit and $10 million was outstanding against a revolving mortgage facility. By the end of 1998, the Company expects total debt to be above the 1997 year-end level of $48.1 million. A total of 1,497,489 partnership units have been repurchased for an aggregate of $38.8 million during the nine months ended September 30, 1998.

YEAR 2000 ISSUE

The Year 2000 issue concerns the possibility that computer programs with date-sensitive software may recognize a date using "00" as the year 1900, rather than as the year 2000, because the programs were written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations causing disruptions of operations such as, among others, a temporary inability to process transactions or engage in similar normal business activities.

Readiness: The Company's Year 2000 remediation efforts are progressing appropriately. At the end of 1997, a Year 2000 Task Force was formed to coordinate Company-wide efforts to be Year 2000 compliant. To date, the Company has inventoried its internal systems as well as identified systems and applications outside of the Company that may include imbedded computer technology that could be impacted by the Year 2000 Issue.

Part I. Financial Information                                                14.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


As a result of the Company's comprehensive review of its internal systems in 1997, and for other strategic reasons, the Company is in the process of replacing its computerized accounting system. This is scheduled to be completed by the end of 1998, except for payroll and human resources functionality which the Company projects will be completed by April, 1999. The Company is dependent upon this accounting system replacement to conduct its day-to-day business operations and to manage its real estate projects. The Company has made significant progress in modifying existing software to be retained to be Year 2000 compliant. Completion of these system changes is planned for the first quarter of 1999, which will allow adequate time for testing.

Significant vendors, consultants, suppliers and governmental agencies (collectively, "business partners") were sent a questionnaire on their Year 2000 compliance efforts. Nearly 75% have responded to this request. The Company is in the process of completing selected site visits before the end of 1998 to assess the Year 2000 compliance efforts of these business partners.

Costs: The Company estimates the total cost of its compliance efforts in connection with the Year 2000 Issue will be approximately $400,000 and will be expensed as incurred. As of September 30, 1998, $95,000 had been expensed for this project. The majority of the expenditures in the future is expected to be for third party computer analysts to complete the modification and testing of existing software for Year 2000 compliance. In addition, the cost of the new accounting system is approximately $1 million and is being capitalized and amortized over its useful life.

The cost of the Year 2000 Issue and the estimated completion dates are based on management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no guarantee that these estimates will prove accurate and actual results could differ from those estimated.

Risks: The Company believes the worst-case scenario for the Year 2000 Issue would be for the Company or a significant number of its business partners to fail to successfully complete their respective Year 2000 remediation efforts by December 31, 1999. Under this scenario, the Company's operations would most likely be disrupted which would result in a material adverse effect on its business, operating results and financial condition.

Contingency Plans: The Company has in place a contingency plan in the event the accounting system replacement cannot be accomplished in the specified timeframe. This includes, among other things, retrofitting its existing accounting software to be Year 2000 compliant. The Company expects also to develop by June 1999 contingency plans for business partners that do not indicate Year 2000 compliance. There can be no assurance that any contingency plans developed by the Company will prevent any service interruption on the part of one or more of the Company's business partners or that any such service interruption would not have a material adverse effect upon the Company's business, operating results or financial condition. A failure of the accounting systems of a significant number of the Company's customers or business partners, or any of their financial institutions or lenders, would likely have a material adverse effect on the Company's business, operating results and financial condition.

INFLATION, RISKS AND RELATED FACTORS AFFECTING FORWARD-LOOKING INFORMATION

This report and other published reports contain forward-looking statements regarding the status of proposed or pending sales and rental activity, future planned development, plus the long-term growth goals of the Company. These forward-looking statements made in this report are based on present trends the Company is experiencing in residential, industrial and commercial markets. Also, the Company's success in obtaining entitlements, governmental and environmental regulations, timing of escrow closings, expansion of its income portfolio and marketplace acceptance of its business strategies are among the factors that could affect results. The following risks and related factors, among others, should be taken into consideration in evaluating the future prospects for the Company. Actual results may materially differ from those predicted.

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

Part I. Financial Information                                                15.
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

Inflation: The Company believes it is well positioned against the effects of inflation. Historically, during periods of inflation, the Company has been able to increase selling prices of properties to offset rising costs of land development and construction. Recently, land values have been increasing at a faster rate than costs. However, there are no assurances that this trend will continue. A portion of the commercial income portfolio is protected from inflation since percentage rent clauses in the Company's leases tend to adjust rental receipts for inflation, while the underlying value of commercial properties has tended to rise over the long term.

                                                                             16.
Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

    10(a) Amendment No. 3 to The Newhall Land and Farming Company
          Retirement Plan dated July 15, 1998

    10(b) Amendment No. 2 to The Newhall Land and Farming Company Savings Plan dated July 15, 1998

    10(c) The Newhall Land and Farming Company Pension Restoration Plan (as amended through July 15, 1998)

    10(d) The Newhall Land and Farming Company Employee Savings Restoration Plan
          As Amended Effective January 1, 1999

    27    Financial Data Schedule

(b) No report was filed on Form 8-K in the third quarter ended September 30, 1998.

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

                      THE NEWHALL LAND AND FARMING COMPANY
                       (a California Limited Partnership)
                                   Registrant

                   By Newhall Management Limited Partnership,
                            Managing General Partner

                       By Newhall Management Corporation,
                            Managing General Partner


Date: November 9, 1998                 By /s/ THOMAS L. LEE
                                          --------------------------
                                           Thomas L. Lee, Chairman and
                                           Chief Executive Officer of
                                           Newhall Management Corporation
                                           (Principal Executive Officer)


Date: November 9, 1998                 By /s/ STUART R. MORK
                                          --------------------------
                                           Stuart R. Mork, Senior Vice President
                                           and Chief Financial Officer of
                                           Newhall Management Corporation
                                           (Principal Financial Officer)


Date: November 9, 1998                 By /s/ DONALD L. KIMBALL
                                          --------------------------
                                           Donald L. Kimball, Vice President -
                                           Finance and Controller of
                                           Newhall Management Corporation
                                           (Principal Accounting Officer)