Form 10-K
period 1998-12-31
NEWHALL LAND & FARMING CO /CA/
filed 1999-03-25
CIK 751976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       OR

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

        Registrant's telephone number, including area code (661) 255-4000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               Name of each exchange
              Title of each class               on which registered
              -------------------              -----------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

         The aggregate market value of depositary receipts held by non-affiliates based upon the closing price of such depositary receipts on the New York Stock Exchange on February 26, 1999 was $754,925,074.

                      THE NEWHALL LAND AND FARMING COMPANY

                                      1998
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                               Number
                                                                                                               ------
PART I

Item 1.        Business                                                                                            1

Item 2.        Properties                                                                                          5

Item 3.        Legal Proceedings                                                                                   7

Item 4.        Submission of Matters to a Vote of Security Holders                                                 7


PART II

Item 5.        Market for the Registrant's Depositary Units and Related Security Holder Matters                    7

Item 6.        Selected Financial Data                                                                             8

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations              10

Item 8.        Financial Statements and Supplementary Data                                                        20

Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure               38


PART III

Item 10.       Directors and Executive Officers of the Registrant                                                 39

Item 11.       Executive Compensation                                                                             45

Item 12.       Security Ownership of Certain Beneficial Owners and Management                                     55

Item 13.       Certain Relationships and Related Transactions                                                     56


Part IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                   57

SIGNATURES                                                                                                        60

SCHEDULE III   Real Estate and Accumulated Depreciation                                                           62

INDEX TO EXHIBITS                                                                                                 65


                                    PART I

ITEM  1.  BUSINESS

INTRODUCTION

The Newhall Land and Farming Company (a California Limited Partnership) ("the Company" or "the Partnership") is engaged in the development of residential, industrial and commercial real estate and in agriculture, on its approximately 90,000 acres in California. The interests in the Company (other than those held by the general partners) are represented by transferable Depositary Units listed on the New York and Pacific Stock Exchanges under the ticker symbol NHL. The Company was reorganized from a corporation to a limited partnership on January 8, 1985. The predecessor corporation was established in 1883 by the family of Henry Mayo Newhall; the shares of the corporation were listed on the New York Stock Exchange in 1970.

The Company's primary business is developing master-planned communities. Since 1965, the Company has been developing the town of Valencia on a portion of the Company's landholdings in Los Angeles County which now is home to approximately 37,000 residents and 1,200 companies that provide 35,000 jobs. With approximately 7,200 acres remaining to be developed, and buildout expected by 2005, Valencia is the regional center for north Los Angeles County and the northern gateway to the entire Los Angeles metropolitan area. In 1994, the Company started the entitlement process on Newhall Ranch, a new master-planned community located on 12,000 acres adjacent to Valencia and west of Interstate 5. In November, 1998, the Los Angeles County Board of Supervisors gave preliminary approval for the project. The Newhall Ranch Specific Plan permits 21,600 homes in five villages and 1,000 acres of commercial, business park and mixed-use development. Approximately 6,200 acres of mountain, river and other environmentally significant land will be dedicated as open space. The Board of Supervisors directed its staff to prepare the needed documents for final approval, which is expected to occur in the first quarter of 1999. Development is planned to begin in 2002.

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

In the late 1980s, the Company adopted the strategy of selling farm properties with little or no potential for development and re-deploying the proceeds into real estate operations. As of December 31, 1998, more than 31,000 acres of non-strategic farmland have been sold, including a 970-acre parcel at the Merced Ranch sold in 1998.

Financial information concerning the Company's business segments appears in
Note 10 of the Notes to Consolidated Financial Statements in this Annual Report. Information regarding competition and compliance with governmental and environmental regulations appears in the Inflation, Risks and Related Factors section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report. At December 31, 1998, the Company employed 222 persons, including 14 classified as seasonal/temporary.

COMPETITION

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

APPRAISAL OF REAL PROPERTY ASSETS

The December 31, 1998 appraisal represents the last year the Company will be reporting the value of its assets. While valuation of income properties is relatively straightforward (generally capitalizing expected rental streams), appraising large, undeveloped land parcels like the Company owns is subjective and dependent upon several variables, including the timing of development, absorption rates, changes in sales prices and discount rates. Disclosure has been expanded regarding the performance, by segment, of the commercial portfolio. Information on landholdings, including entitled and unentitled lots, also has been expanded which will improve the Company's investors' ability to reach their own conclusions about value.

The independent firm of Buss-Shelger Associates, MAI real estate appraisers, appraised the market value of the Company's real property assets to be $1.1 billion at December 31, 1998. The appraised properties did not include oil and gas assets, water supply systems, cash and cash equivalents and certain other assets. The net appraised value of the Company's total assets, including assets not independently appraised, was $971 million, after reducing for debt and certain other liabilities as shown in the table on page 2.

For the purpose of the appraisals, market value was defined as the most probable price in terms of money which a property should bring in a competitive and open market under all conditions requisite to a fair sale, the buyer and seller each acting prudently, knowledgeably and assuming the price is not affected by undue stimulus. A significant portion of the appraised real property assets is located on the Company's 36,000 acres, 30 miles north of downtown Los Angeles and currently is undeveloped.

Entitlements and the continuing development of Valencia enhance the appraised value of the Company's land assets. Although raw land increases in value as development opportunities arise, the most significant increase occurs when necessary land use entitlements, including zoning and mapping approvals, are obtained from city and county governments. The appraised value of the Company's land and income-producing properties in the Valencia master-planned community has increased from $222 million in 1984, the first year independent property appraisals were obtained, to $889 million in 1998. The Company's net appraised value has increased from $11.74 to $29.72 on a per unit basis over the same 15-year period.

A summary of appraised values of properties owned for each of the last five years as of December 31 follows (the appraisals were performed by independent appraisers except as noted):

                               APPRAISED VALUES

                                                        1998                  1997                1996
                                              ------------------------  -----------------   -----------------
                                                               Percent           Percent             Percent
$ IN MILLIONS, EXCEPT PER UNIT                  Acres   Amount  Change  Amount    Change    Amount    Change
-------------------------------------------------------------------------------------------------------------
Valencia and nearby properties                  7,225    $454      8%     $420      - %       $420       (7)%
Income-producing real estate                      810     435      2       425     14          372       16
                                              ---------------------------------------------------------------

Total Valencia area properties                  8,035     889      5       845      7          792        3

Other community development properties:

Newhall Ranch, McDowell Mountain, (1)
 Cowell and Suey                               48,660     133     58        84     20           70      (29)

Agricultural properties                        33,080      66      3        64      3           62        3

Mortgage and other debt at
 book carrying value                                     (158)     1      (157)    (4)        (163)       7)

All other, net, not independently appraised                41     14        36    (27)          49      (20)
                                              ---------------------------------------------------------------
Net appraised value                            89,775    $971     11%     $872      8%        $810       (3)%
                                              ---------------------------------------------------------------
                                              ---------------------------------------------------------------
Number of partnership units
 outstanding ( 000's )                                 32,676     (5)%  34,527      -       34,701       (3)%
                                                       ------------------------------------------------------
                                                       ------------------------------------------------------
Net appraised value
 per partnership unit                                  $29.72     18 %  $25.25      8%      $23.35        -%
                                                       ------------------------------------------------------
                                                       ------------------------------------------------------


                                                      1995                      1994
                                              ----------------------     --------------------
                                                            Percent                 Percent
$ IN MILLIONS, EXCEPT PER UNIT                 Amount        Change      Amount      Change
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

Valencia and nearby properties                   $450        (7)%          $486           3%
Income-producing real estate                      321        15             280           3
                                              -----------------------------------------------
Total Valencia area properties                    771         1             766           3

Other community development properties:

Newhall Ranch, McDowell Mountain, (1)
 Cowell and Suey                                   98        14              86          30

Agricultural properties                            60       (10)             67         (16)

Mortgage and other debt at
 book carrying value                             (152)        4            (146)        (16)

All other, net, not independently appraised        61        97              31         (45)
                                               ----------------------------------------------
Net appraised value                              $838         4%           $804           4%
                                               ----------------------------------------------
                                               ----------------------------------------------
Number of partnership units
 outstanding ( 000's )                         35,910        (2)%        36,761           --
                                               ----------------------------------------------
                                               ----------------------------------------------
Net appraised value
 per partnership unit                          $23.32         7 %        $21.86           4%
                                               ----------------------------------------------
                                               ----------------------------------------------


Appraised values are judgments. Land and property appraisals are an estimated value based on the sale of comparably located and zoned real estate or on the present value of income anticipated from commercial properties. There is no assurance that the appraised value of property would be received if any of the assets were sold. No assumptions have been made with respect to the bulk sale of the Company's total real estate assets. Certain reclassifications within categories have been made to conform to the current year presentation; however, prior period amounts have not been restated to reflect land sale activity, unit repurchases or distributions to unitholders. For the five-year period ended 1998, the Company has invested $88 million in unit repurchases and paid out $78 million in distributions.

(1) McDowell Mountain Ranch in Scottsdale, Arizona was sold in 1996.

REAL ESTATE

The Company is developing the communities of Valencia and Newhall Ranch on its remaining over 19,000 contiguous acres of prime property in Los Angeles County, California. Plans for these communities include over 30,000 new homes and 1,700 acres of commercial, industrial, business and mixed-use development.

Valencia's development is focused around a town center and is based on a master plan with residential and industrial developments forming the basic community structure. Valencia is supported by shopping centers, schools, colleges, hospital and medical facilities, golf courses, professional offices and a range of recreational amenities. A system of landscaped and lighted pedestrian walkways, known as paseos, provide most residents with access to schools, retail, parks and recreation centers avoiding automobile traffic. Approximately 7,200 acres including over 8,000 homes remain to be developed in Valencia. The Company's goal is to complete the buildout of Valencia by 2005.

Newhall Ranch, a new community on the Company's 12,000 acres adjacent to Valencia, is based on a master plan that incorporates the natural beauty of the Santa Clara River and preserves over 6,000 acres of open space. In 1998, the Company received tentative approval from the Los Angeles County Board of Supervisors for this well balanced, new community planned for 21,600 homes. Final zoning approval is expected in early 1999.

The Company also develops and operates a growing portfolio of commercial properties, and provides building-ready sites for sale to industrial and commercial developers and users. For additional information regarding the Company's business refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

RESIDENTIAL DEVELOPMENT AND LAND SALES

VALENCIA

During 1998, new and resale home sales continued to increase in Los Angeles Country with median sales prices up more than 7% over the prior year and even higher in the move-up housing market. For the year, new home sales by merchant builders and the Company's joint ventures totaled 620. This is below the 657 homes sold in 1997 due to temporary supply constraints in Valencia's new-home inventory, as five residential housing projects sold out during 1998.

Strong demand for homes in the Company's master-planned community of Valencia continued in 1998. Sales of 1,108 residential lots and 124 joint-venture homes were recorded by the Company in Valencia in 1998, a 39% increase over 1997. The 1,108 residential lots sold represent an all time record. Also included in the lot sales were 458 unimproved lots in Valencia to Shea Homes, the second largest residential transaction in Valencia's history. All lot sales in 1998 were significantly above 1997 year-end appraised values.

The Company's growth goal is to complete the sale of Valencia's remaining residential land by 2005 by increasing annual average absorption to 1,500 homes per year, including apartments, a level more than twice Valencia's historical average. Plans to accelerate absorption and maximize earnings and cash flow include marketing for sale selected larger entitled, unimproved land parcels, such as the 458-home sale to Shea Homes in 1998, placing a greater emphasis on market niches at both ends of the housing spectrum to increase the variety of new homes available for sale and implementing a new and expanded marketing program to present a unified image of Valencia for all real estate segments.

INDUSTRIAL/COMMERCIAL DEVELOPMENT AND LAND SALES

The Company develops the infrastructure and provides sites for sale to industrial/commercial users. Select sites are sold complete with plans and permits, saving developers up to a year in completing a new building which gives the Company a competitive advantage over alternative sites. The Company also has active build-to-suit and speculative building programs. Valencia's location just 30 miles from downtown Los Angeles on Interstate 5, California's major north-south freeway, provides an attractive environment for industrial, commercial, service, distribution and entertainment businesses.

The Company is marketing industrial and commercial land as Valencia Gateway, Los Angeles County's largest master-planned center for business, technology and industry encompassing 4,500 acres, with over 1,200 acres remaining for future development. Valencia Commerce Center and Valencia Industrial Center, part of Valencia Gateway, are home to over 750 companies which employ more than 21,000 people. Businesses choosing Valencia are attracted to Valencia's ample supply of competitively-priced land, located in or adjacent to the nation's fourth safest city. A highly-skilled workforce and five major universities within 40 miles provide employers with an attractive labor pool. The Company's goal is to sell an average of 70 to 80 acres of industrial land and bring, on average, 1,500 new jobs to Valencia each year.

In 1998, a record 111 industrial acres were sold in Valencia, including four buildings constructed as part of the build-to-suit/lease program. In June 1998, the Company sold Valencia Marketplace, a 705,000-square-foot high-volume retail center. This transaction, along with the sale of Valley Business Center, a 56,800-square-foot mixed use development, are part of the Company's strategy of selling selective properties to take advantage of market conditions and re-investing the proceeds in new projects to maximize returns to unitholders. Other commercial escrow closings in 1998 included a 12.6-acre restricted-use site for a senior apartment complex, two small commercial parcels totaling 2.0 acres and the remaining building owned by the Company in Valencia Industrial Center.

COMMUNITY DEVELOPMENT

The Company's community development activities are focused on securing the necessary governmental land use approvals as well as an intensified strategic marketing program to support the buildout of Valencia by 2005 and begin development of Newhall Ranch, a new master-planned community located on the Company's 12,000 acres west of Valencia.

In 1998, the Company received tentative approval from Los Angeles County Board of Supervisors for Newhall Ranch consisting of 21,600 homes and 1,000 acres of commercial, business park and mixed use development. The Board of Supervisors directed its staff to prepare the needed documents for final approval, which is expected to occur in the first quarter of 1999. Entitlements for Westridge, a 1,711-home golf course community were approved by the Los Angeles County Regional Planning Commission in December, 1998 and are expected to be heard by the Board of Supervisors early in 1999.

Additional entitlements expected in 1999 include the 2,545-home Westcreek community in Valencia consisting of two primary villages that will contain product ranging from apartments and cluster homes to estate lots. The Company is working with the City of Santa Clarita on annexation of 1,900 homes in the Decoro South, Creekside and Eastcreek neighborhoods. The annexation is expected to be completed by the fall of 1999.

COMMERCIAL REAL ESTATE DEVELOPMENT

The Company continues its aggressive commercial portfolio expansion program and, in 1998, a record $102 million was invested in income property development. An additional $125 million is expected to be invested in new properties over the next two years. The income portfolio is a relatively stable source of earnings, providing working capital for continuing operations and additional debt capacity to finance Company growth.

Valencia has emerged as the magnet for new commercial development in north Los Angeles County, attracting new businesses plus an expanding base of national and regional tenants. This is expected to lead to opportunities to bring new upscale shopping and dining to Valencia. Plans for the Valencia Town Center shopping center include up to three additional department stores complemented by numerous other commercial projects.

The majority of current income property development activity is focused in Valencia Town Center along pedestrian-oriented Town Center Drive, a one-half mile, mixed-use "main street" extending west from the Company's regional shopping mall. Projects completed in 1998 include the 244-room Hyatt Valencia Hotel and Santa Clarita Conference Center; a six-story, 127,300-square-foot building for Princess Cruises; and 54,000 square feet of retail space on Town Center Drive. Projects under construction in Valencia Town Center include Montecito, a 210-unit apartment complex; a 130,000-square-foot entertainment complex with a 3-D IMAX theatre, 11 additional movie screens, a Borders bookstore plus several restaurants and retail space; and a 26,000-square foot office/retail building next to the Hyatt Valencia Hotel.

For additional information about the Company's commercial properties at December 31, 1998, see Item 2--Properties.

VALENCIA WATER COMPANY

Valencia Water Company, a wholly-owned subsidiary that supplies water to Valencia and other adjacent developments, is a regulated public utility serving over 19,000 metered customers. The water supply for the service area is obtained from wells owned by Valencia Water Company and by purchases from the California State Water Project. In 1998, 56% of Valencia Water Company's water was supplied through ground sources.

AGRICULTURE

The Company's agricultural division consists of farming and energy operations. Approximately 55,000 acres of ranch land at the Suey and Newhall Ranches not suitable for cultivation are leased out for cattle grazing. In line with the Company's strategy of selling farm properties with little or no potential for development, 970 acres at the Merced Ranch were sold in 1998. The remaining 2,970 acres at the Merced Ranch are expected to close escrow in the first half of 1999. Agricultural operations will continue to provide returns from Newhall Orchard in Ventura County and Suey Ranch where all or some portions, unsuited for development, may be sold in the future. The 14,000-acre New Columbia Ranch provides returns primarily from leasing land to tenants.

Energy operations consist of royalty interests in oil and gas assets on the Newhall Ranch and Meridian Ranch, which was sold in 1994, where the Company retains a 50% royalty interest until June 30, 2000. In total, the Company has royalty interests in 160 oil wells and 16 gas wells. Energy operations do not represent a material source of revenues and income for the Company.

FARMING

Large scale, highly mechanized farming operations are conducted on three of the Company's ranches. Labor intensive crops are generally grown by tenants to whom land is leased on both cash and percentage-of-crop terms. Of the Company's land devoted to farming, over 70% was leased to others in 1998. Approximately two-thirds of the Company's farm crop is marketed through agricultural cooperatives. The remainder, such as tomatoes, grapes, alfalfa and wheat, is marketed directly by the Company.

The Company's ranches supply most of their water through underground sources and are not dependent on state or federal water projects. The Company continues to improve conservation practices to minimize the cost of irrigation and the amount of water used.

The principal agricultural properties include the Merced and New Columbia Ranches in the San Joaquin Valley, the Newhall Orchard in Ventura County and the Suey Ranch in Santa Barbara and San Luis Obispo Counties. During the calendar year 1998, the Company and its tenants raised over 20 different crops.

The following table shows the approximate planted acreage of significant crops during 1998:


Crop                         Acreage       Crop                      Acreage       Crop                         Acreage
----                         -------       ----                      -------       ----                         -------
Alfalfa                       2,905        Cotton                     6,697        Oranges                         787
Almonds                         145        Forage                     1,210        Safflower                        73
Avocado                         107        Grapefruit                    28        Sudan Grass                     100
Barley                          500        Grapes                       288        Sugarbeets                       60
Beans                           476        Lemons                       481        Tomatoes                      1,192
Christmas Trees                  12        Melons                       254        Vegetables                    1,547
Corn                            769        Oats                         169        Wheat                         1,964


ITEM 2.  PROPERTIES (continued)

LAND

Listed below is the location and acreage of properties owned by the Company at December 31, 1998:


        Ranch                       State                County                           Acreage
     ------------               --------------       --------------                       -------
     Cowell                     California           Contra Costa                             110
     Merced                     California           Merced                                 2,970
     New Columbia               California           Madera                                14,000
     Suey                       California           Santa Barbara/San Luis Obispo         36,590
     Newhall                    California           Los Angeles/Ventura                   36,105
                                                                                           ------
                                                                                           89,775
                                                                                           ------
                                                                                           ------

PLANTS AND BUILDINGS

Agriculture - Various buildings located at three farming operations in
              California.

Commercial Real Estate - Listed below are square footage, occupancy, net operating income by group and anchor tenants of major commercial properties owned by the Company at December 31, 1998. The Company also has numerous land leases including 541 acres for a landfill. The commercial properties are leased to 260 tenants, not including apartment complexes.


                                              Approximate         1998 Net
                                  Year         GLA (1) in         Operating      12/31/98
                                 Opened       Square Feet          Income        Occupancy       Major Tenants
                                --------     ------------         ---------      ---------       -------------
DOLLARS IN THOUSANDS

SHOPPING CENTERS
----------------
Valencia Town Center               1992           675,000                              99%       Robinsons-May, JC Penney, Sears
Valencia Town Center Drive         1998            54,000                              56%       Ann Taylor, Nine West, Zany
                                                                                                  Brainy
Entertainment Center (2)              -           130,000                                        IMAX / Edwards Theaters
River Oaks                         1987           272,000                              99%       Mervyn's, Target
NorthPark Village Square(2)        1996            81,800                             100%       Ralphs Supermarket, Rite Aid
Castaic Village                    1992            91,800                             100%       Ralphs Supermarket, PayLess
                                                                                                  Drugstores

Other                           various            37,600
                                              -----------         ---------
                                                1,342,200          $11,287
                                              -----------         ---------
OFFICE
------
City Center                        1991            44,800                             100%       Bank of America
Town Center - 3 Story              1996            53,700                              80%       Morgan Stanley Dean Witter,
                                                                                                  Valencia Bank & Trust
Town Center - 6 Story              1998           127,300                              85%       Princess Cruises
                                              -----------         ----------
                                                  255,800            1,302
                                              -----------         ----------

LAND LEASES/MIXED USE/OTHER
---------------------------
Plaza del Rancho                   1997            47,200                              93%       Carl's Jr. Restaurant
Spectrum Health Club               1997            53,500                             100%
Office/Retail West of Hyatt(2)        -            26,000
Other Income Properties         various            95,600
                                              -----------         ----------
                                                  222,300            5,494
                                              -----------         ----------

APARTMENTS                                    Units
----------                                    -----
Northglen                          1988               234                              97%
Portofino                          1989               216                              93%
SkyCrest                           1996               264                              89%
Montecito(2)                          -               210
                                              -----------         ----------
                                                      924             5,135
                                              -----------         ----------
HOTELS                                        Rooms
------                                        -----
Valencia Hilton Garden Inn
(75% joint venture interest)       1991               152
Hyatt Valencia Hotel and Santa
Clarita Conference Center (3)      1998               244
                                              -----------         ----------
                                                      396               838
                                                                  ----------
Properties Sold During 1998                                           2,444
                                                                  ----------
  TOTAL                                                            $ 26,500
                                                                  ----------
                                                                  ----------

(1) Gross Leasable Area
(2) Under development or expansion at December 31, 1998
(3) Santa Clarita Conference Center totals 26,000 square feet

Valencia Water Company - 17 distribution reservoirs, 17 booster pumping stations, 18 wells, approximately 235 miles of pipeline and other utility facilities and an 18,000-square-foot office/warehouse building on 2.5 acres of land.

All of the commercial real estate properties and the properties of Valencia Water Company are located in and around Valencia, California and are owned by the Company. A $44.7 million mortgage which matured on March 1, 1999 was secured by the Portofino, Northglen and SkyCrest apartment complexes, River Oaks shopping center, and the

Company's headquarters building. The Company replaced this financing upon maturity in March, 1999 with a $50 million financing secured by three apartment complexes. At December 31, 1998, borrowings totaling $40 million were outstanding against a $40 million revolving mortgage facility secured by Valencia Town Center. An $11 million financing is secured by the water utility plant of Valencia Water Company. For additional information concerning encumbrances against Company properties, refer to Note 7 of the Notes to Consolidated Financial Statements in this Annual Report.

For additional information on the Company's properties, refer to the summary of appraised values on page 2 and SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION on pages 62 and 63.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various claims and litigation, including those arising from its ordinary conduct of business. Management is of the opinion that the ultimate liability from these claims and litigation will not materially affect the Company's consolidated financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S DEPOSITARY UNITS AND RELATED SECURITY HOLDER MATTERS

Market Price and Distribution Data
YEARS ENDED DECEMBER 31

                                                  Market Price
----------------------------------------------------------------------------------------------------------------------------
                                           1998                 1997                                         Distributions
----------------------------------------------------------------------------------------------------------------------------
Per unit                               High       Low        High       Low                               1998         1997
----------------------------------------------------------------------------------------------------------------------------
First quarter                        $34 3/4    $27 3/4     $18 1/8   $16 1/2     First quarter          $ .22        $ .18
Second quarter                        31 15/16   26 7/8      22 1/4    17 1/4     Second quarter           .10          .10
Third quarter                         31 15/16   21 13/16    24 7/8    21 1/2     Third quarter            .10          .10
Fourth quarter                        29 1/8     20 1/4      32        22 7/8     Fourth quarter           .10          .10
----------------------------------------------------------------------------------------------------------------------------
Year's high and low                  $34 3/4    $20 1/4     $32       $16 1/2     Total distributions    $ .52        $ .48
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------


                                           1998                 1997
----------------------------------------------------------------------
December 31, closing price                  $26                  $30
----------------------------------------------------------------------
----------------------------------------------------------------------

The Company's partnership units are traded on the New York and Pacific Stock Exchanges under the ticker symbol NHL and, at December 31, 1998, the Company had 1,318 unitholders of record. The Company has paid uninterrupted quarterly cash distributions since 1936. The declaration of any distribution and the amount declared, is determined by the Board of Directors taking into account the Company's earnings, cash requirements, financial condition and prospects.

ITEM 6.  SELECTED FINANCIAL DATA


                                                           1998             1997            1996            1995
----------------------------------------------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT PER UNIT, PERCENTAGES AND SALES INFORMATION

OPERATING RESULTS
  Revenues                                                $304,678        $207,701         $220,186       $ 175,597
  Operating income                                          83,894          63,898           60,584          46,482
  General and administrative expense (1)                   (12,634)        (10,268)          (9,133)         (8,547)
  Interest and other, net                                   (7,180)         (9,137)          (9,562)        (10,618)
  Net income                                                64,080          44,493           41,889          27,317
  Depreciation and amortization (included in net income)   (10,101)        (10,148)          (8,857)         (7,698)
----------------------------------------------------------------------------------------------------------------------

PER UNIT INFORMATION

  Net income                                              $   1.89         $  1.29          $  1.19          $  .75
  Net income - assuming dilution                              1.86            1.28             1.18             .75
  Distributions (including special)                            .52             .48              .40             .40
  Partners' capital                                           4.40            4.21             3.48            3.14
  Appraised value                                            29.72           25.25            23.35           23.32
  Market price - high                                       34 3/4              32            18 3/4          17
                 low                                        20 1/4           16 1/2           15              12 1/8
                 year-end closing                           26               30               16 7/8          17
----------------------------------------------------------------------------------------------------------------------

FINANCIAL POSITION

  Land under development                                  $ 47,667      $   53,875         $ 63,266        $  88,457
  Income-producing properties, net                         248,712         227,203          182,641          134,504
  Total assets                                             432,207         403,932          373,488          349,753

  Mortgage and other debt (total debt)                     157,609         156,946          163,256          152,302
  Other long-term obligations                               48,832          40,393           37,544           36,270
  Total liabilities                                        288,394         258,655          252,835          236,897

  Partners' capital (capital)                              143,813         145,277          120,653          112,856
  Market capitalization at year end                        849,576       1,035,810          585,575          610,470
----------------------------------------------------------------------------------------------------------------------

STATISTICS

  Return on total debt and capital                              21%             15%              15%              10%
  Total debt as a percent of total debt and capital             52%             52%              58%              57%
  Total debt as a percent of total market capitalization        16%             13%              22%              20%
  Units outstanding - weighted average                      33,986          34,520           35,292           36,241
                    - weighted average - diluted            34,376          34,750           35,411           36,272
                    -  year end                             32,676          34,527           34,701           35,910
----------------------------------------------------------------------------------------------------------------------

SALES INFORMATION

  Residential lots and homes sold                            1,232             888            1,284 (2)        1,233(2)
  Industrial and commercial acres sold                       125.0            81.0             36.9             38.5
  Farm acres sold                                              970           1,673              544            5,501
----------------------------------------------------------------------------------------------------------------------


(1)  INCLUDES EXPENSE FROM UNIT OWNERSHIP PLANS.

(2) INCLUDES LOTS SOLD AT MCDOWELL MOUNTAIN RANCH IN ARIZONA PRIOR TO THE SALE OF THE PROJECT IN 1996.


       1994            1993            1992           1991            1990            1989            1988
------------------------------------------------------------------------------------------------------------
    $ 134,268       $ 105,452       $128,182       $150,762        $192,886        $234,450        $203,607
       34,607          28,538         31,636         43,232          48,487          81,468          68,177
       (8,578)         (7,710)        (6,806)        (8,749)         (5,381)        (10,880)        (16,281)
      (10,455)         (8,031)        (7,619)        (4,398)         (4,728)         (1,865)          1,722
       15,574          12,797         17,211         30,085          38,378          68,723          53,618

       (7,690)         (7,329)        (6,471)        (7,701)         (8,441)         (6,725)         (5,149)
---------------------------------------------------------------------------------------------------------------

    $     .42       $     .35       $    .47       $    .82        $   1.03      $     1.75        $   1.36
          .42             .35            .47            .82            1.02            1.74            1.35
          .40             .40            .60            .80             .80             .85             .53
         3.06            3.03           3.08           3.20            3.18            4.12            4.05
        21.86           21.04          22.01          23.70           25.33           28.52           24.24
       17 1/4          17 1/2         20 3/8         22 1/2          32 1/2          35 3/4          28 3/8
       12              13 1/2         12             13 1/2          14 7/8          25 1/8          15
       12 1/8          16             14 1/4         19 1/4          16              30 1/8          28 5/16
---------------------------------------------------------------------------------------------------------------

    $  87,423        $ 73,078       $ 50,127       $ 67,769        $ 73,527        $ 94,510        $ 86,010
      135,858         134,384        161,615        116,875          91,783          92,365          71,205
      343,792         359,898        323,082        280,575         265,406         279,645         299,229

      145,991         174,157        131,849         78,556          60,302          30,676          59,717
       30,922          33,414         28,609         27,762          25,920          16,867          15,277
      231,435         248,619        210,033        162,790         148,459         120,203         139,172

      112,357         111,279        113,049        117,785         116,947         159,442         160,057
      445,727         588,112        523,830        707,534         588,080       1,166,048       1,119,476
---------------------------------------------------------------------------------------------------------------

            6%              4%             7%            15%             22%             36%             24%

           57%             61%            54%            40%             34%             16%             27%

           25%             23%            20%            10%              9%              3%              5%
       36,757          36,757         36,759         36,755          37,393          39,286          39,561
       36,789          36,790         36,796         36,831          37,543          39,488          39,666
       36,761          36,757         36,760         36,755          36,755          38,707          39,540
---------------------------------------------------------------------------------------------------------------

        1,026 (2)         113            487            233             540             812             733
         12.0            28.9            4.5           73.5            24.3            23.8           104.2
        5,370           3,900          6,750          2,989           3,950               -               -

---------------------------------------------------------------------------------------------------------------


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

RESULTS OF OPERATIONS

Net income increased in 1998 for the fifth consecutive year, with revenues and net income per unit reaching historical highs. Net income increased to $64.1 million, on revenues of $304.7 million. This continued improvement was due in part to the further upswing in California's diversified economy and low interest rates which resulted in increased market demand and improvements in all three segments of the Company's real estate operations in Valencia - residential, commercial and industrial. Residential lot and joint-venture home sales in the Valencia area totaled 1,232 and represent the most closings by the Company in a single year in the community's history. Industrial land sales totaled an unprecedented 111 acres with some parcels at the highest price per square foot ever obtained, generating record revenues and income from the industrial division. The strategic sale of Valencia Marketplace, a high-volume retail center, for $111 million in the second quarter of 1998, was the largest contributor to the year's revenues and income.

The major contributors to 1997 earnings were two strategic sales, a 208-unit apartment complex and portions of the Suey Ranch not suited for development, along with the sale of 366 entitled, unimproved residential lots. The primary contributor to 1996 results was the sale of the McDowell Mountain Ranch project for $43.6 million, adding $24.4 million to operating income.

The Company's goal is to continue earnings growth in core land sale activities in 1999. Approximately 1,400 residential lots will be marketed in 1999 to enable the Company to reach its goal of an annual absorption rate in Valencia of 1,500 homes and apartments by the end of the year.

A five year summary of revenues and operating income for each of the Company's business segments is listed below:

                                                                                 YEARS ENDED DECEMBER 31,
                                                           --------------------------------------------------------------------
FIVE YEAR SUMMARY
IN THOUSANDS                                                  1998           1997           1996          1995           1994
                                                           ---------       --------       ---------     ---------     ---------
Revenues           Real estate
                     Residential home and land sales
                        Valencia                           $  70,867       $ 67,682       $  79,533     $  58,160     $  36,022
                        McDowell Mountain Ranch                  -              -            49,101        16,602        21,984
                     Industrial and commercial sales         172,320         61,996          29,844        41,396        11,667
                     Commercial operations
                        Income-producing properties           38,622         33,404          28,742        28,704        28,835
                        Valencia Water Company                10,209         11,170           9,762         8,631         6,479
                   Agriculture
                      Operations                              11,270         15,487          16,459        14,676        17,481
                      Ranch sales                              1,390         17,962           6,745         7,428        11,800
                                                             -------       --------        --------      --------      --------
Total Revenues                                              $304,678       $207,701        $220,186      $175,597      $134,268
                                                           ---------       --------       ---------     ---------     ---------
                                                           ---------       --------       ---------     ---------     ---------
Operating Income
                   Real estate
                     Residential home and land sales
                         Valencia                          $  23,609       $ 15,495       $  14,116     $   7,102     $  4,487
                         McDowell Mountain Ranch                 -              -            26,267         2,741        6,719
                     Industrial and commercial sales          48,663         19,216           3,775        17,702        5,048
                     Community development                   (10,710)       (11,034)        (11,670)       (6,766)      (6,679)
                     Commercial operations
                         Income-producing properties          17,637         15,580          14,080        15,158       13,785
                         Valencia Water Company                2,694          3,268           3,212         2,387        1,370
                   Agriculture
                     Operations                                  903          4,378           4,798         3,529        4,350
                     Ranch sales                               1,098         16,995           6,006         4,629        9,227
                   Earthquake damage                             -              -              -             -          (3,700)
                                                           ---------       --------       ---------     ---------     ---------
Total Operating Income                                     $  83,894       $ 63,898       $  60,584     $ 46,482      $ 34,607
                                                           ---------       --------       ---------     ---------     ---------
                                                           ---------       --------       ---------     ---------     ---------

RESIDENTIAL HOME AND LAND SALES

VALENCIA

Revenues and income are recorded by the Company on residential lot sales when title is transferred to the merchant builder who, in turn, builds homes for sale. The Company also participates, on a limited basis, in home construction on lots it owns by establishing joint ventures with builders who have created innovative home designs, targeting niche markets not met by merchant builders. Through the joint-venture program, Newhall Land recognizes its portion of revenues and income upon close of escrow to the homebuyer. The Company's participation in joint ventures enables it to generate increased income as it receives a portion of the homebuilding profits in return for sharing in the risk of homebuilding and financing the construction costs.

For 1998, new home sales by all sellers in Valencia totaled 620. This is below the 657 homes sold in 1997 due to temporary supply constraints in Valencia's new-home inventory. At December 31, 1998, 211 homes were in escrow by all builders, compared with 171 homes at the end of the previous year.

In 1998, a total of 1,232 home and lot sale closings were recorded by the Company in the Valencia area, a 39% increase over 1997 and 15% higher than 1996. The Company's strategy in the current expanding real estate market is to accelerate the pace of development in Valencia through an expanded merchant builder program to capture demand. As a result, joint ventures are declining and accounted for only 10% of the Company's Valencia area home and lot closings in 1998 compared with 15% in 1997 and 24% in 1996. Continued improvement in lot and home sales is dependent on economic conditions and, over the longer term, on the Company's ability to secure the necessary entitlements that will allow it to offer products meeting the needs of prospective homebuyers.

MERCHANT BUILDER PROGRAM

The Company sold a total of 1,108 residential lots to merchant builders in 1998, 47% more than in 1997 and 37% ahead of 1996. Sales in 1998 added $40.8 million to revenues and $24.2 million to income. Gross profit margins from these 1998 lot sales averaged 58% and profit per net acre averaged $220,000. Because of high levels of unimproved residential lot sales, overall profit margins have been increasing dramatically and are less indicative of financial performance. Therefore, emphasis now and in the future will be on profit per acre.

In 1997, 754 lots in Valencia were sold by the Company to merchant builders, adding $38.1 million to revenues and $16.6 million to income. Gross profit margins from these lot sales averaged 31% and the profit per net acre averaged $131,000, excluding the high margin sale of 366 entitled, unimproved lots. In 1996, 809 lots in the Valencia area were sold to merchant builders. This included 318 lots in Valencia, adding $21.9 million to revenues and $6.4 million to income. Gross profit margins from these lot sales averaged just over 29% and profit per net acre averaged $123,000, an amount increased by the sale of 80 lots for a higher-density, single-family project. In addition, the sale of 491 entitled, unimproved residential lots on Company-owned land in Castaic, a community just north of Valencia, for $4.5 million, added $4.3 million to operating income in 1996.

Deferred revenues of $2.3 million and income of $766,000 were recognized in 1998 from prior residential lot sales under percentage of completion accounting. In 1997 and 1996, deferred revenues of $1.4 million and $1.9 million and income of $422,000 and $983,000 were recognized, respectively.

Merchant builders in Valencia closed escrow on 450 homes in 1998, 404 homes in 1997 and 302 homes in 1996. While the Company does not participate directly in profits generated from escrow closings by merchant builders, the absorption of these previously sold lots is key to the Company's future success in selling additional lots.

The Company continues to attract merchant builders to Valencia. While six builders were active in 11 projects at the end of 1998, the Company expects 17 merchant builders involved in over 20 projects by the end of 1999. At December 31, 1998, there were 188 lots in escrow to a merchant builder, which are the first lots to be sold in the new Bridgeport lake community. There were 37 residential lots in escrow at the end of 1997, and 123 lots in escrow at the end of 1996.

A primary focus for 1999 is Bridgeport (formerly referred to as Lago de Valencia), a "lifestyle village" of 700 homes surrounding a lake. Grading of the 14-acre lake has started, with lot sales expected to begin in the second quarter of 1999. Merchant builder interest in Bridgeport is substantial and the Company expects to generate record high land prices per acre for a portion of the project. Other fully entitled projects include 800 multi-family lots in South River and 290 remaining residential lots in Hasley Hills, just north of Valencia. Over 6,000 additional lots are in various stages of the governmental approval process, including 1,900 lots expected to be entitled in 1999 through annexation to the City of Santa Clarita.

JOINT-VENTURE PROGRAM

Escrow closings from the Company's joint ventures totaled 124 homes in three projects in 1998, contributing $27.7 million to revenues and $2.9 million to income with an average gross profit margin of 10.5%. A joint venture with Warmington Homes sold out during 1998 and the remaining two projects with EPAC Communities are expected to sell out in late 1999 or early 2000. Included in the 1998 closings were 28 homes in the upscale Avignon townhome project adjacent to Valencia Country Club. At December 31, 1998, 50 joint-venture homes were in escrow. All escrow closings are subject to market and other conditions. At December 31, 1997, 23 joint-venture homes were in escrow and 10 homes at the end of 1996.

In 1997, escrow closings from six joint-venture projects totaled 134 homes, contributing $28.2 million to revenues and $2.9 million to income. Three joint-venture projects were sold out during 1997. Average gross profit margins were 10% in 1997, with 40% of the closings being townhomes and condominiums or higher- density, single-family homes. The joint-venture program closed 256 homes in 1996, adding $51.2 million to revenues and $5.4 million to income. Average gross profit margins were 10%, with almost 60% of the closings from townhomes and higher-density single-family homes.

The decline in joint-venture escrow closings during the past two years is part of the Company's strategy to concentrate on residential lot sales to merchant builders in strong real estate markets. Accordingly, no new homebuilding joint ventures are planned for 1999. At December 31, 1998, 119 joint-venture homes remained to be sold, 22 at Avignon and 97 condominiums at Cheyenne.

MCDOWELL MOUNTAIN RANCH

In April, 1996, the Company completed the sale of the McDowell Mountain Ranch project in Scottsdale, Arizona. The sale contributed $43.6 million to revenues and $24.7 million to income. Results for 1996 also included 219 lots sold prior to sale of the planned community. Sale of these lots added $5.5 million to revenues and $2.2 million to income in 1996.

INDUSTRIAL AND COMMERCIAL SALES

Revenues and income from industrial and commercial land sales established new highs in 1998, increasing for the third consecutive year following several slow years during a weak Southern California industrial and office market. In 1998, the Company closed escrow on 111 acres of industrial land, including four buildings constructed as part of its build-to-suit/lease program. These escrow closings contributed $62.6 million to revenues and $16.1 million to income. More than 1.5 million square feet of space was absorbed in Valencia's two business parks in 1998, exceeding the 1997 total.

Included in the 1998 industrial escrow closings is a 36.5-acre parcel for $20.4 million. A 700,000-square-foot office complex is under development on this parcel at the intersection of Interstate 5 and Highway 126. It is the largest of several parcels being sold for office development and is significant because these types of projects support higher land prices and bring more employment on a per-acre basis.

In June, 1998, the Company sold Valencia Marketplace, a 705,000-square-foot high-volume retail center for $111 million cash, the largest transaction in the Company's history. Through December 31, 1998, the Company recognized $98 million in revenues and $35 million in income under percentage of completion accounting. The sale is expected to generate additional revenues of approximately $8 million and income of approximately $1 million in 1999 as construction and lease-up of the center are completed.

Also, in 1998, the Company completed the sale of Valley Business Center, a 56,800-square-foot mixed-use center on approximately 15 acres, for $7.3 million adding $1.5 million to income. Other commercial escrow closings in 1998 included a 12.6-acre, restricted-use site for a senior apartment project, two small commercial parcels totaling 2.0 acres and the remaining building owned by the Company in Valencia Industrial Center. These sales combined contributed $4.0 million to revenues and $1.5 million to income.

In 1997, the strategic sale of the Company's 208-unit StoneCreek apartment complex was the largest contributor to industrial and commercial sales. This sale, along with the Orchard Plaza Office building, added $20.5 million to revenues and $13.5 million to income. In addition, sales of nine industrial parcels totaling 62.0 acres and three industrial buildings on 10.2 acres closed escrow, adding $38.1 million to revenues and $7.8 million to income in 1997. Results for 1997 also included the sale of three commercial parcels totaling 8.9 acres and contributing $3.2 million to revenues and $2.1 million to income.

In 1996, industrial and commercial sales included 13 parcels totaling 36.9 acres, contributing $29.2 million to revenues and $7.7 million to operating income. These sales included three industrial parcels and two industrial buildings totaling 22.4 acres, which sold for $18.9 million, adding $2.5 million to income. The sale of eight commercial parcels totaling 14.5 acres for $10.3 million added $5.2 million to net income in 1996, including Valencia Autoplex, an automotive service center which opened in early 1996. Results for 1996 also included revenues of $600,000 and income of $275,000, recognized from prior commercial land sales.

Industrial land sales in 1999 are expected to decline as the record level of land sold in 1998 is developed and leased. With more than 500 acres available in Valencia's two business parks, adequate inventory should be available to meet future demand. Final plans for a portion of this land are subject to review by government agencies before development can proceed. Industrial acreage is also planned for the Newhall Ranch planned community adjacent to Valencia.

At December 31, 1998, three industrial parcels totaling 10.6 acres and a build-to-suit on 5.2 acres were in escrow for $15.8 million, with closings scheduled for 1999. Commercial acres in escrow with closings expected in the first half of 1999 include three parcels totaling 7.5 acres for $6.2 million. Also in escrow are the Company's remaining 110 acres at the Cowell Ranch in northern California for $10.5 million with escrow expected to close in the first half of 1999. Subsequent to year-end, escrow opened on a 32.85-acre apartment site in South River adjacent to Valencia Town Center for $31.8 million with closing expected in the second quarter of 1999. The Company's ability to complete sales in escrow and generate future land sales is subject to market and other conditions beyond the control of the Company.

At December 31, 1997, six parcels totaling 25.4 industrial acres, 16.8 commercial acres and one build-to-suit project in Valencia Commerce Center were in escrow, and at December 31, 1996, 2.1 commercial acres were in escrow.

COMMUNITY DEVELOPMENT

Newhall Land's community development activities are focused on securing the necessary entitlements as well as an intensified strategic marketing program to support the buildout of Valencia by 2005 and begin the development of Newhall Ranch, the next new town to be developed on the Company's 12,000 acres west of Valencia. The Company's ability to achieve its goals and increase the pace of development is contingent upon obtaining the necessary entitlements from the County of Los Angeles and the City of Santa Clarita.

In November, 1998, the Los Angeles County Board of Supervisors gave preliminary approval to the Company's Newhall Ranch project. Newhall Ranch is located on 12,000 acres of Company property west of Interstate 5, between Valencia and the Los Angeles/Ventura County boundary, along the State Route-126 corridor. The Newhall Ranch Specific Plan permits 21,600 homes arranged in five villages, and 1,000 acres of commercial, business park, and mixed-use development, which will provide over 19,000 jobs. The mixed-use designation permits the design of innovative combinations of commercial, residential, recreation and institutional uses. Approximately 6,200 acres of mountain, river and other environmentally significant lands such as oak woodlands will be dedicated as open space, creating visual amenities and a strong environmental focus for the community. The approval of Newhall Ranch followed certain agreements entered into by the Company, including executed agreements with the four school districts that will provide educational facilities for Newhall Ranch and Valencia.

The Board of Supervisors directed its staff to prepare the needed documents for final approval of Newhall Ranch, which is expected to occur in the first quarter of 1999. Market research has commenced on the first phase of the project, and, following final approval, the Company will begin processing subdivision maps. Also in process are plans for formation of a new sanitation district for the community and applications for required environmental permits. Development is expected to start in 2002.

The Company entered into an agreement in 1996 with PGA Tour Golf Course Properties to develop a Tournament Players Club (TPC) championship course in the proposed Westridge Golf Course Community, west of Interstate 5 in Valencia. The daily-fee course and clubhouse will be designed, constructed and managed by PGA Tour Golf Course Properties, with PGA star Mark O'Meara as the design player-consultant. A not yet identified PGA-sanctioned tour event will be hosted each year at the TPC at Valencia course, bringing economic benefits and national recognition to Valencia and the Santa Clarita Valley. Westridge will contain 1,711 homes of widely varied types and prices, including executive and custom homes, along with an elementary school site and adjoining 9-acre park, paseos and nature trails, a recreation center, and a small commercial site. Over 150 acres of the site within a county significant ecological area will be dedicated as an oak tree habitat for public recreation and education uses. The Company will provide an endowment for the permanent management of the habitat. The Westridge entitlements were approved by the County Regional Planning Commission in December, 1998 and are expected to be heard by the Board of Supervisors early in 1999.

In 1998, final permits were received from the California Department of Fish and Game and the Army Corps of Engineers for construction of bridges and work involving the Santa Clara River. These signed environmental permits, one state and the other federal, allow the Company to complete the roads and infrastructure for the buildout of Valencia. Work has started for similar permits in connection with the development of Newhall Ranch.

In addition to final approvals for commercial and industrial space and 2,458 new homes in Valencia received in 1997, additional entitlements are in the pipeline with final approvals expected starting in 1999. These include 2,545 homes in the Westcreek community in Valencia consisting of two primary villages that will contain product ranging from apartments and cluster homes to estate lots. The Company is working with the City of Santa Clarita on annexation of 1,900 homes which consist of the Decoro South, Creekside and Eastcreek neighborhoods. The annexation is expected to be completed by the fall of 1999.

Community development expenses have been maintained at approximately the same levels in 1998, 1997 and 1996. The Company will continue to focus on the entitlement process for Newhall Ranch and on obtaining additional governmental approvals in Valencia to support the accelerated pace of development to meet forecasted demand. As a result, with the Company's increasing efforts on obtaining additional entitlements, community development expenses in 1999 are expected to increase over 1998.

INCOME PRODUCING PROPERTIES

The Company's portfolio of income-producing properties is a relatively stable source of earnings, providing working capital for continuing operations and additional debt capacity to finance Company growth. For 1998, revenues and income from the commercial portfolio increased 16% and 13%, respectively, over 1997.

Contributing to the 1998 increases were the continued expansion of the commercial portfolio, excellent retail and apartment occupancies and favorable rents throughout the portfolio. This increased performance for 1998 more than offset sales of properties during the year.

Along Town Center Drive, the Company's 244-room Hyatt Valencia Hotel and Santa Clarita Conference Center opened in August. The six-story, 127,300-square-foot building for Princess Cruises was occupied in December, 1998 with 700 employees, and 54,000 square feet of retail space on Town Center Drive was completed.

At December 31, 1998, occupancy at Valencia Town Center shopping mall was 99% including short-term tenants. River Oaks and Castaic Village neighborhood shopping centers are 99 and 100% leased, respectively. At River Oaks, Mimi's Cafe opened on a building lease and the shopping center's remodel was completed prior to the holiday selling season. NorthPark Village Square, the Company's newest neighborhood shopping center, was fully leased and undergoing further expansion to accommodate Rite-Aid, the nation's largest drug store chain, which is scheduled to open a 16,700 square foot store in 1999. An additional 5,600 square feet of space is being added to NorthPark Village Square for other retailers. Plaza del Rancho, a 47,200-square-foot, mixed-use project in Valencia Industrial Center is 93% leased. The office buildings in the Company's portfolio also are averaging high occupancy rates of nearly 90%.

The Company's three apartment complexes averaged 95% occupancy at the end of 1998, with rental increases for new tenants during the year averaging 15%. The temporary drop in apartment occupancy rates at the end of 1998 is a result of many renters buying homes in Valencia. To meet growing demand, additional apartment complexes are planned during the buildout of Valencia. Currently, Montecito, a 210-unit apartment complex in Valencia Town Center, is under construction adjacent to Valencia Country Club, with units expected to be available in spring, 1999. In addition, construction is expected to begin in 1999 on a 320-unit apartment complex in Valencia NorthPark. To capitalize on historically high land values, the Company may sell land for some or all of the 800 apartment units planned in South River to other developers.

Development activity will continue to focus in Valencia Town Center and along Town Center Drive, a mixed-use "Main Street" extending from the Company's regional shopping mall west past the Hyatt Valencia Hotel. A 130,000-square-foot entertainment complex that will include an IMAX 3-D Theatre, 11 additional movie screens and a Borders bookstore, is under construction and is scheduled to be completed in mid-1999. The complex also will include several restaurants and retail space. Plans for Valencia Town Center mall provide for up to three more department stores plus additional retail.

In 1999, net operating income from the portfolio is expected to be flat, and with the sale of Valencia Marketplace in June, 1998, and increased depreciation associated with new properties, net income is expected to be down approximately 15% compared to 1998. Projects started or completed during 1998 and 1999 in Valencia Town Center are expected to generate $13 to $14 million in incremental net operating income by 2000, more than offsetting the loss of income from strategic asset sales such as Valencia Marketplace. The Company's investment in the continued expansion of the portfolio was $102 million in 1998 and is expected to be approximately $70 million in 1999.

In 1997, revenues and income from the Company's commercial operations increased 16% and 11%, respectively, over 1996. Revenues and income in 1996 declined slightly due to the sale of Bouquet Shopping Center in 1995 and reduced occupancy at Valencia Town Center in 1996.

As the number of commercial income properties built each year increases, sales of mature income properties may be made on a selective basis, allowing the Company to benefit from strong capitalization rates and to maximize the return on its investment.

VALENCIA WATER COMPANY

Valencia Water Company is a regulated public water utility and a wholly-owned subsidiary of the Company, serving more than 19,000 metered customers in the Valencia area. While the customer base is growing, reduced demand from heavy rainfall during the winter and spring resulted in 1998 revenues decreasing by 9% and income by 18%. In 1997, revenues increased 14% while income increased only 2% due to higher operating expenses. In 1996, revenues and income increased 13% and 35%, respectively, due to a broader customer base and a 4% rate increase effective January 1, 1996.

AGRICULTURE OPERATIONS

Agriculture revenues and income, including the Company's energy operations, declined 27% and 37%, respectively, before a $1.9 million, non-cash, write-off of mineral rights associated with previously sold ranch land based on an independent valuation completed in 1998. The 1998 decline was primarily the result of the sale of farmland and that the Company's three ranches had record earnings in 1997. Additionally, in 1998, oil and gas prices were substantially lower. In 1997, revenues and income declined 6% and 9%, respectively, primarily due to the sale of vineyards at the Suey Ranch. The declines in 1997 were partially offset by high prices and yields from citrus crops. In 1996, revenues and income increased 12% and 36% respectively from the prior year, primarily due to excellent prices and yields on avocados.

RANCH SALES

In 1998, a 970-acre parcel of the Merced Ranch closed escrow for $1.1 million, contributing $775,000 to income. The sale is part of the Company's strategy of selling farmland not suitable for development. Also included in 1998 results is $323,000 recognized from the 1996 sale of 539 acres of crop land at the Suey Ranch.

The sale of 1,674 acres of vineyards and undeveloped land at the Suey Ranch in 1997 for $17.9 million, added $17 million to income. Sale of a small remaining parcel in northern California for $62,000 contributed another $45,000 to income. In 1996, sale of 539 acres of crop land at the Suey Ranch for $6.5 million added $5.9 million to income and a 4.5-acre parcel in northern California closed escrow for $600,000, contributing $472,000 to income.

The Company's three remaining parcels totaling 2,970 acres at the Merced Ranch are expected to close escrow in the first half of 1999. The acreage is being leased while awaiting sale. The Company plans to market the remaining 36,000 acres at the Suey Ranch beginning in 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

A 39% increase in general and administrative expenses in 1998 was primarily due to consulting fees related to expanded marketing programs and improved business conditions and, to a lesser degree, to non-capitalized expenses in connection with upgrading of the computerized accounting system and Year 2000 repairs. General and administrative expenses are expected to be slightly lower in 1999 compared to 1998.

Excluding a prior year non-cash charge for curtailment of a retirement plan for directors, general and administrative expenses increased 5% in 1997, primarily due to expenses related to the Company's efforts to secure additional large landholdings for development. The $453,000 curtailment charge in 1996 was the major contributor to a 7% increase in general and administrative expense.

UNIT OWNERSHIP PLANS

No expense was recorded in 1998 and expense of $1.2 million was recorded in 1997 for increases in the market price of partnership units in connection with appreciation rights on outstanding non-qualified options granted prior to 1992. In 1996, expense of $12,000 was recorded for amortization of return rights on restricted units.

INTEREST AND OTHER

In 1998, reduction of debt due to receipt of $111 million cash upon the sale of Valencia Marketplace in June, 1998 and an increase in interest capitalized to portfolio projects contributed to a decrease of 39% in net interest expense. Interest income from increased cash available for investment was offset by a reduction in interest income due to collection of notes from prior land sales.

The major contributor to a 4% decrease in net interest expense in 1997 was the sale of the McDowell Mountain Ranch in April, 1996 when outstanding project and bond debt was assumed by the buyer. The Company expects interest expense to increase in 1999 due to the accelerated pace of development and the continued expansion of the Company's income portfolio.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had cash and cash equivalents of $2.2 million and $138.8 million in available lines of credit to fund development activities. Letters of credit against lines of credit totaled $26.8 million at the end of 1998. The Company believes it has adequate sources of cash from operations and debt capacity, including lines of credit, to finance future operations plus take advantage of new development opportunities. At December 31, 1998, there was no debt against raw land or land under development inventories.

There are no material commitments for capital expenditures other than the Company's plans in the ordinary course of business to develop its portfolio of income-producing properties. In 1998, a total of $101.8 million was invested in portfolio development and the Company expects to invest approximately $70 million in 1999. In addition, the Company expects to invest approximately $30 million into major roads and freeway improvements in 1999 to enable the Company to close additional land sales.

In August, 1998, the Board of Directors authorized the repurchase of one million units and, in September, 1998, the Board of Directors authorized an additional one million units for repurchase. In addition, the Company had 181,385 units authorized for repurchase from a prior repurchase program. A total of 1,909,613 units, or 5.5% of the December 31, 1997 outstanding units, were repurchased in 1998. The unit repurchases are being made because the Board of Directors believe the units are underpriced and do not reflect the Company's current performance and especially its prospects. The Company intends to continue buying units in 1999. On January 20, 1999, the Board of Directors authorized an additional one million units for repurchase. The repurchases will be funded from cash flow generated from operations.

THE FOLLOWING DISCUSSION RELATES TO PRINCIPAL ITEMS IN THE CONSOLIDATED STATEMENTS OF CASH FLOW.

OPERATING ACTIVITIES

Net cash provided by operating activities in 1998 totaled $167.6 million and included sales of 1,232 residential lots and homes in the Valencia area plus
125.0 acres of industrial and commercial land including four build-to-suit/lease buildings; sale of Valencia Marketplace, a high-volume retail center; and 970 acres of farmland. These sales combined provided $227.5 million in cash and $15.3 million in notes. In addition, $4.0 million was collected on notes from land sales in prior years.

Expenditures for land under development inventories and home construction totaled $79.7 million in 1998 and were more than offset by $85.9 million in cost of sales relief. Expenditures in Valencia were related to land preparation and infrastructure to ready land for development or sale and home construction advances for the Company's homebuilding partnerships. The Company net investment in homebuilding partnerships totaled $13.5 million at the end of 1998.

In 1997, net cash provided by operating activities totaled $100.3 million and included sales of 888 residential lots and homes plus 81.0 acres of industrial and commercial land including three build-to-suit/lease buildings; sale of a 208-unit apartment complex; and sale of 1,673 acres of land at the Suey Ranch. Combined, these sales provided $146.7 million in cash and $1.2 million in notes. Notes totaling $10.2 million were collected in 1997 from land sales in prior years. Expenditures in 1997 for land under development inventories and home construction totaled $66.8 million and was offset by $76.1 million in cost of sales relief. The Company's net homebuilding investment totaled $11.8 million at the end of 1997.

In 1996, net cash provided by operating activities totaled $99.3 million and included sales of 1,284 residential lots and homes in Valencia and McDowell Mountain Ranch, plus 36.9 acres of industrial and commercial property including two build-to-suit/lease properties; sale of the entire McDowell Mountain Ranch planned community in Scottsdale, Arizona; and sale of 539 acres of row crop land at the Suey Ranch. Combined these sales provided $133.8 million in cash and $12.8 million in notes. In addition, notes totaling $7.2 million from land sales in prior years were collected in 1996. Expenditures in 1996 for land under development inventories totaled $75.4 million and were offset by $100.6 million cost of sales relief including the sale of the McDowell Mountain Ranch project. Net investment in homebuilding partnership decreased 51% in 1996 to $12.4 million.

INVESTING ACTIVITIES

Expenditures for development of income-producing properties in Valencia in 1998 totaled $101.8 million. Major expenditures include $27.5 million for the Hyatt Valencia Hotel and Santa Clarita Conference Center; $32.8 million for various retail/office/entertainment projects in Valencia Town Center including parking structures; $11.6 million for a six-story office building occupied by Princess Cruises; and $6.6 million for a 210-unit apartment complex under construction in Valencia Town Center. Also included is $14.1 million for Valencia Marketplace which was sold in June, 1998. The Company is obligated to complete the construction and leasing of the center and the sale is being recognized under percentage of completion accounting.

The Company expects to invest approximately $70 million in income-producing projects in 1999 including completion of approximately 150,000 square feet of retail/office space under construction in Valencia Town Center. In addition to completing the 210-unit apartment complex adjacent to Valencia Country Club, construction is expected to begin in 1999 on a 320-unit apartment project located in Valencia NorthPark.

In 1997, expenditures for income-producing properties under development totaled $69.4 million. Major expenditures included $22.8 million for Valencia Marketplace; $12.5 million for the Hyatt Valencia Hotel; $13.1 million for industrial buildings under the build-to-suit/lease program; $6.3 million for a 264-unit apartment complex; and $4.1 million for Plaza del Rancho, a mixed-use project in Valencia Industrial Center.

In 1996, expenditures for income-producing properties totaled $70.5 million. Major expenditures included $25.0 million for Valencia Marketplace; $14.4 million for three industrial buildings; $12.1 million for a 264-unit apartment complex; $4.6 million for a neighborhood shopping center; $5.3 million for a 53,700-square-foot office building; and $2.9 million for a 53,500-square-foot Spectrum Club sports and fitness center.

Purchase of property and equipment in 1998, 1997 and 1996 were primarily for water utility construction.

FINANCING ACTIVITIES

Distributions totaling $17.8 million were paid in 1998 consisting of four quarterly distributions of $.10 per unit and a special distribution of $.12 per unit. In 1997, quarterly distributions totaling $16.6 million, or $.48 per unit, were paid which included a special distribution of $.08 per unit. In 1996, quarterly distributions of $.40 per unit totaled $14.1 million. The declaration of distributions, and the amount declared, are determined by the Board of Directors on quarterly basis taking into account the Company's earnings, financial condition and prospects. The Company has repurchased its partnership unit over the three-year period as follows: 1998 -- 1,909,613 for $49.0 million; 1997 -- 328,637 units for $5.7 million; 1996 -- 1,228,078 units for $20.3 million.

Upon sale of Valencia Marketplace in June, 1998, for $111 million cash, the Company paid off all outstanding debt against lines of credit and a revolving mortgage facility. At December 31, 1998, $23.2 million was outstanding against lines of credit and $40 million against the revolving mortgage facility. In 1998, a $6 million scheduled principal payment was paid on an unsecured financing with Metropolitan and a $3.3 million commercial mortgage was paid in full. Also, a construction financing for a homebuilding joint venture was paid upon completion of the project in 1998.

The Company expects to complete a $50 million financing secured by three apartment complexes with a 10-year term at an average interest rate of 6.51% on March 1, 1999. This financing will replace a portfolio mortgage secured by five of the Company's commercial properties with a principal balance of $44.7 million which matures on March 1, 1999.

In 1997, a $6 million scheduled principal payment was paid on a financing with Metropolitan and borrowings against unsecured lines of credit decreased by $1.4 million from the prior year. A $2.4 million increase in debt was related to draws against a construction loan for a homebuilding partnership.

In conjunction with the sale of McDowell Mountain Ranch in April, 1996, project and bond debt totaling $16.3 million were assumed by the buyer. At December 31, 1996, borrowings outstanding against a revolving mortgage facility and lines of credit totaled $49.5 million. The increase in borrowings was primarily for costs associated with the Company's income-producing projects under development.

YEAR 2000 ISSUE

The Year 2000 issue concerns the possibility that computer programs with date-sensitive software may recognize a date using "00" as the year 1900, rather than as the year 2000, because the programs were written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations causing disruptions of operations such as, among others, a temporary inability to process transactions or engage in normal business activities.

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

As a result of the Company's comprehensive review of its internal systems in 1997, and for other strategic reasons, the Company is replacing its computerized accounting system. The Company successfully converted to the new accounting system on January 1, 1999, except for the payroll and human resources subsystem which the Company projects will be completed by April, 1999. The Company has made significant progress in modifying existing software to be retained to be Year 2000 compliant. Completion of these system changes is planned for the first half of 1999, which will allow adequate time for testing.

Significant vendors, consultants, suppliers and governmental agencies (collectively, "business partners") were sent a questionnaire on their Year 2000 compliance efforts. Nearly all have responded to this request. The Company made selected site visits before the end of 1998 to assess the Year 2000 compliance efforts of these business partners.

COSTS: The Company estimates the total cost of its compliance efforts in connection with the Year 2000 Issue will be approximately $400,000 and will be expensed as incurred. As of December 31, 1998, $114,000 had been expensed for this project. The majority of the expenditures in the future is expected to be for third party computer analysts to complete the modification and testing of existing software for Year 2000 compliance. In addition, the cost of the new accounting system is approximately $1 million and is being capitalized and amortized over its useful life.

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

CONTINGENCY PLANS: The Company expects to develop by June 1999 contingency plans for business partners that do not indicate Year 2000 compliance. There can be no assurance that any contingency plans developed by the Company will prevent any service interruption on the part of one or more of the Company's business partners or that such service interruption would not have a material adverse effect upon the Company's business, operating results or financial condition. A failure of the accounting systems of a significant number of the Company's customers or business partners, or any of their financial institutions or lenders, would likely have a material adverse effect on the Company's business, operating results and financial condition.

INFLATION, RISKS AND RELATED FACTORS AFFECTING FORWARD-LOOKING INFORMATION

This report and other published reports by the Company contain forward-looking statements regarding the status of proposed or pending sales and rental activity, future planned development, plus the long-term growth goals of the Company. The forward-looking statements made in this report are based, in part, on present trends the Company is experiencing in residential, industrial and commercial markets. Also, the Company's success in obtaining entitlements, governmental and environmental regulations, timing of escrow closings, expansion of its income portfolio and marketplace acceptance of its business strategies are among the factors that could affect results. The following risks and related factors, among others, should be taken into consideration in evaluating the future prospects for the Company. Actual results may materially differ from those predicted.

SALES OF REAL ESTATE: The majority of the Company's revenues are generated by its real estate operations. The ability of the Company to consummate sales of real estate is dependent on various factors including, but not limited to, availability of financing to the buyer, regulatory and legal issues and successful completion of the buyer's due diligence. The fact that a real estate transaction has entered escrow does not necessarily mean that the transaction will ultimately close. Therefore, the timing of sales may differ from that anticipated by the Company. The inability to close sales as anticipated could adversely impact the recognition of revenue in any specific period.

ECONOMIC CONDITIONS: Real estate development is significantly impacted by general and local economic conditions which are beyond the control of the Company. The Company's real estate operations are concentrated in

Southern California. The regional economy is profoundly affected by the entertainment, technology, defense and certain other segments, which have been known to affect the region's demographics. Consequently, all sectors of real estate development for the Company tend to be cyclical. While the economy of Southern California has shown improvements recently, there can be no assurances that present trends will continue.

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

GEOGRAPHIC CONCENTRATION: The Company's real estate development activities are focused on its 19,000 acres in Los Angeles County, 30 miles north of Los Angeles. The Company's entire commercial income portfolio is located in the Valencia area. Therefore, any factors affecting that concentrated area, such as changes in the housing market, economic changes and environmental factors, including seismic activity, which cannot be predicted with certainty, could affect future results.

GOVERNMENT REGULATION AND ENTITLEMENT RISKS: In developing its projects, the Company must obtain the approval of numerous governmental authorities regulating such matters as permitted land uses, density and traffic, and the providing of utility services such as electricity, water and waste disposal. In addition, the Company is subject to a variety of federal, state and local laws and regulations concerning protection of health and the environment. This government regulation affects the types of projects which can be pursued by the Company and increases the cost of development and ownership. The Company devotes substantial financial and managerial resources to comply with these requirements. To varying degrees, certain permits and approvals will be required to complete the developments currently being undertaken, or planned by the Company. Furthermore, the timing, cost and scope of planned projects may be subject to legal challenges, particularly large projects with regional impacts. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. The ability to obtain necessary approvals and permits for its projects can be beyond the Company's control and could restrict or prevent development of otherwise desirable new properties. The Company's results of operations in any period will be affected by the amount of entitled properties the Company has in inventory.

INFLATION: The Company believes it is well positioned against the effects of inflation. Historically, during periods of inflation, the Company has been able to increase selling prices of properties to offset rising costs of land development and construction. Recently, land values have been increasing at a faster rate than costs. However, there are no assurances that this trend will continue. A portion of the commercial income portfolio is protected from inflation since percentage rent clauses and Consumer Price Index increases in the Company's leases tend to adjust rental receipts for inflation, while the underlying value of commercial properties has tended to rise over the long term.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

                          Report of Independent Auditors

                          Consolidated Statements of Income for the years ended
                             December 31, 1998, 1997 and 1996

                          Consolidated Balance Sheets at
                             December 31, 1998 and 1997

                          Consolidated Statements of Cash Flows for the years
                             ended December 31, 1998, 1997 and 1996

                          Consolidated Statements of Changes in Partners'
                             Capital for the years ended December 31, 1998, 1997 and 1996

                          Notes to Consolidated Financial Statements

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors of Newhall Management Corporation and Partners of The Newhall Land and Farming Company:

We have audited the accompanying consolidated balance sheets of The Newhall Land and Farming Company and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Newhall Land and Farming Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



Los Angeles, California                                   /S/ KPMG LLP
January 20, 1999


Consolidated Statements of Income
                                                                                            YEARS ENDED DECEMBER 31,
                                                                                  -----------------------------------------
IN THOUSANDS, EXCEPT PER UNIT                                                        1998             1997           1996
---------------------------------------------------------------------------------------------------------------------------
Revenues
     Real estate
         Residential home and land sales
              Valencia                                                           $  70,867       $   67,682      $  79,533
              McDowell Mountain Ranch                                                    -                -         49,101
         Industrial and commercial sales                                           172,320           61,996         29,844
         Commercial operations
              Income-producing properties                                           38,622           33,404         28,742
              Valencia Water Company                                                10,209           11,170          9,762
     Agriculture
         Operations                                                                 11,270           15,487         16,459
         Ranch sales                                                                 1,390           17,962          6,745
--------------------------------------------------------------------------------------------------------------------------
Total Revenues                                                                     304,678          207,701        220,186
--------------------------------------------------------------------------------------------------------------------------
Operating Expenses
     Real estate
         Residential home and land sales
              Valencia                                                              47,258           52,187         65,417
              McDowell Mountain Ranch                                                    -                -         22,834
         Industrial and commercial sales                                           123,657           42,780         26,069
         Community development                                                      10,710           11,034         11,670
         Commercial operations
              Income-producing properties                                           20,985           17,824         14,662
              Valencia Water Company                                                 7,515            7,902          6,550
     Agriculture
         Operations                                                                 10,367           11,109         11,661
         Ranch sales                                                                   292              967            739
--------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                           220,784          143,803        159,602
--------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                    83,894           63,898         60,584
         General and administrative expense                                        (12,634)          (9,068)        (9,121)
         Expense from unit ownership plans                                               -           (1,200)           (12)
         Interest and other, net                                                    (7,180)          (9,137)        (9,562)
---------------------------------------------------------------------------------------------------------------------------
Net Income                                                                       $  64,080       $   44,493      $  41,889
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Net Income Per Unit                                                              $    1.89       $     1.29      $    1.19
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Net Income Per Unit - Assuming Dilution                                          $    1.86       $     1.28      $    1.18
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheets

                                                                                                     DECEMBER 31,
                                                                                         ---------------------------------
IN THOUSANDS                                                                                   1998                  1997
--------------------------------------------------------------------------------------------------------------------------
Assets
              Cash and cash equivalents                                                  $     2,188          $      2,770
              Accounts and notes receivable                                                   30,255                19,027
              Land under development                                                          47,667                53,875
              Land held for future development                                                30,553                32,551
              Income-producing properties, net                                               248,712               227,203
              Property and equipment, net                                                     58,836                54,876
              Other assets and deferred charges                                               13,996                13,630
--------------------------------------------------------------------------------------------------------------------------
                                                                                         $   432,207          $    403,932
--------------------------------------------------------------------------------------------------------------------------
Liabilities and Partners' Capital
              Accounts payable                                                           $    28,716          $     18,529
              Accrued expenses                                                                43,196                39,635
              Deferred revenues                                                               10,041                 3,152
              Mortgage and other debt                                                        157,609               156,946
              Advances and contributions from developers for utility construction             26,466                18,845
              Other liabilities                                                               22,366                21,548
--------------------------------------------------------------------------------------------------------------------------
                    Total liabilities                                                        288,394               258,655
              Commitments and contingencies (Note 9)

              Partners' capital

               32,676 units outstanding, excluding 4,096 units in treasury
                   (cost - $83,530), at December 31, 1998 and 34,527 units
                   outstanding, excluding 2,245 units in treasury
                   (cost - $35,769), at December 31, 1997                                    143,813               145,277
--------------------------------------------------------------------------------------------------------------------------
                                                                                         $   432,207          $    403,932
--------------------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Statements of Cash Flows
                                                                                        YEARS ENDED DECEMBER 31,
                                                                            ---------------------------------------------
IN THOUSANDS                                                                     1998              1997             1996
-------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net income                                                              $  64,080         $  44,493         $ 41,889
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                        10,101            10,148            8,857
           Decrease in land under development                                    6,208             9,391           25,191
           (Increase) decrease in accounts and notes receivable                (11,228)            6,530             (401)
           Increase in accounts payable,
               accrued expenses and deferred revenues                           20,637             9,281            3,710
           Cost of property sold                                                77,564            18,334           17,521
           Other adjustments, net                                                  216             2,134            2,561
--------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                 167,578           100,311           99,328
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
     Development of income-producing properties                               (101,789)          (69,403)         (70,471)
     Purchase of property and equipment                                         (9,133)           (4,853)          (8,813)
     Distribution from (investment in) joint venture                                22                 8              (43)
--------------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                    (110,900)          (74,248)         (79,327)
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Distributions paid                                                        (17,784)          (16,588)         (14,122)
     Borrowings on mortgage and other debt                                      15,100             2,389           34,871
     Repayment of mortgage and other debt                                      (14,437)           (8,699)         (23,917)
     Increase in advances and contributions from
        developers for utility construction                                      7,621               474            2,193
     Purchase of partnership units                                             (49,043)           (5,746)         (20,277)
     Other, net                                                                  1,283             2,465             (622)
--------------------------------------------------------------------------------------------------------------------------
     Net cash used in financing activities                                     (57,260)          (25,705)         (21,874)
--------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                              (582)              358           (1,873)
Cash and Cash Equivalents, Beginning of Year                                     2,770             2,412            4,285
--------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year                                       $   2,188         $   2,770         $  2,412
--------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
     Interest paid (net of amount capitalized)                               $   7,562         $  10,273         $ 10,938
--------------------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Statements of Changes in Partners' Capital
                                                                                            Number              Partners'
IN THOUSANDS                                                                               of Units              Capital
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                                                35,910             $ 112,856
     Net income                                                                                  -                41,889
     Distributions                                                                               -               (14,122)
     Purchase of partnership units                                                          (1,228)              (20,277)
     Other activity, net                                                                        19                   307
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                                                34,701               120,653
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
     Net income                                                                                  -                44,493
     Distributions                                                                               -               (16,588)
     Purchase of partnership units                                                            (329)               (5,746)
     Other activity, net                                                                       155                 2,465
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                                                34,527             $ 145,277
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
     Net income                                                                                  -                64,080
     Distributions                                                                               -               (17,784)
     Purchase of partnership units                                                          (1,910)              (49,043)
     Other activity, net                                                                        59                 1,283
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                                                32,676             $ 143,813
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998

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

NOTE 2. INDUSTRY SEGMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Business Segments: The Company operates in two lines of business: real estate and agriculture. The business segments of the Company's real estate operations consist of residential land sales and homebuilding; industrial and commercial land sales; development and operation of income-producing properties; Valencia Water Company, a public water utility; and community development. Agriculture consists primarily of farming operations and sales of non-strategic farmland. Central Administration includes the Company's corporate general and administrative support services such as information systems, financial services, human resources and internal audit.

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

Land Sales: Sales are recorded at the time escrow is closed provided that:
(1) there has been a minimum down payment, ranging from 20% to 25% depending upon the type of property sold, (2) the buyer has met adequate continuing investment criteria, and (3) the Company, as the seller, has no material continuing involvement in the property. Where the Company has an obligation to complete certain future development, revenue is deferred in the ratio of the cost of development to be completed to the total cost of the property being sold under percentage of completion accounting. Land under development includes land, direct and allocated construction costs for land and infrastructure development plus project amenities. As land is sold, estimated total costs at completion for the specific project are charged ratably to cost of sales.

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

Agriculture Operations: Revenue is recognized as crops are delivered to farm cooperatives and other purchasers. Crops delivered to farm cooperatives are marketed throughout the year after harvest. At the time of delivery, the Company estimates the proceeds to be received from the cooperatives and records these amounts as unbilled receivables. During the year following harvest, the Company records any adjustments of such estimated amounts arising from changing market conditions. Net income for the years ended December 31, 1998, 1997, and 1996 increased approximately $500,000, $288,000, and $336,000, respectively, as a result of such adjustments. Costs incurred during the development stage of orchard and vineyard crops (ranging from 3 to 10 years) are capitalized and amortized over the productive life of the trees or vines. Farming costs which cannot be readily identified with a specific harvested crop or other revenue-producing activity are expensed as incurred.

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

Impairment of Assets: The Company adopted the provisions of SFAS No. 121--ACCOUNTING FOR THE IMPAIRMENT Of LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, on January 1, 1996. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that an impairment may have occurred. Also, under the provisions of this accounting pronouncement, the Company ceases to depreciate assets while they are held for sale.

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

The Revenue Act of 1987 contained provisions which, in some cases, taxes publicly traded partnerships as corporations. Since the Company was in existence on December 17, 1987, it will continue to be treated as a partnership for the 1987 through 1997 taxable years. Beginning in 1998, 90% of the partnership's gross income must be derived from rent, sales of real estate, interest, and income from other "natural resources" as provided in Internal Revenue Section 7704. The partnership's 1998 gross income currently qualifies under this provision and the Company expects to continue to be taxed as a partnership for the foreseeable future.

Amounts per Partnership Unit: The following is a reconciliation of the numerators and denominators of the basic and diluted income per unit computations:


                                                                               Income             Units         Per Unit
(IN 000'S EXCEPT PER UNIT)                                                   (NUMERATOR)      (DENOMINATOR)
-------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1998
Net income per unit
     Net income available to unitholders                                   $    64,080            33,986      $    1.89
Effect of dilutive securities
     Unit options                                                                    -               390           (.03)
-------------------------------------------------------------------------------------------------------------------------
Net income per unit - diluted                                              $    64,080            34,376      $    1.86
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1997
Net income per unit
     Net income available to unitholders                                   $    44,493            34,520      $    1.29
Effect of dilutive securities
     Unit options                                                                    -               230           (.01)
-------------------------------------------------------------------------------------------------------------------------
Net income per unit - diluted                                              $    44,493            34,750      $    1.28
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1996
Net income per unit
     Net income available to unitholders                                   $    41,889            35,292      $    1.19
Effect of dilutive securities
     Unit options                                                                    -               119           (.01)
-------------------------------------------------------------------------------------------------------------------------
Net income per unit - diluted                                              $    41,889            35,411      $    1.18
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Net income per unit for prior years has been restated to conform with the requirements of SFAS No. 128 -
EARNINGS PER SHARE.


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

At December 31, 1998, the net tax basis of the Company's assets and liabilities exceeded the Company's financial statement basis of its assets and liabilities by $195,188,000. This excess amount does not reflect the step-up in asset basis allocated to individual partners upon purchase of units subsequent to the formation of the Partnership.

The Partnership's tax returns for the past four years are subject to examination by federal and state taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the tax basis amounts may be subject to change at a later date upon final determination by the taxing authorities.

---------------------------------------------------------------
NOTE 4. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows:


                                                                                DECEMBER 31,
                                                      -------------------------------------------------------------------
                                                                   1998                                    1997
-------------------------------------------------------------------------------------------------------------------------
                                                        Carrying          Fair                  Carrying           Fair
IN THOUSANDS                                             Amount           Value                  Amount            Value
-------------------------------------------------------------------------------------------------------------------------
Notes receivable from land sales                      $   21,744       $   21,744              $   10,339      $   10,339
Mortgage and other debt                                  157,609          157,609                 156,946         156,946
Advances from developers for utility construction         11,355            2,891                  11,730           2,895
                                                      -------------------------------------------------------------------
                                                      -------------------------------------------------------------------

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

NOTE 5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
-----------------------------------------------------------

                                                                                             DECEMBER 31,
                                                                                ---------------------------------------
IN THOUSANDS                                                                          1998                         1997
-----------------------------------------------------------------------------------------------------------------------
Accounts and notes receivable
   Trade receivables, less allowance for doubtful
     accounts of $1,188 and $654, respectively                                   $     1,623                  $     1,513
   Notes receivable from land sales                                                   21,744                       10,339
   Unbilled accounts receivable
     Agricultural products                                                             2,281                        2,945
     Other                                                                               544                          565
   Other                                                                               4,063                        3,665
-------------------------------------------------------------------------------------------------------------------------
                                                                                 $    30,255                  $    19,027
                                                                                 ----------------------------------------
                                                                                 ----------------------------------------
Land under development
   Valencia

     Residential land development                                                $     1,166                  $     3,700
     Homes completed or under construction
       with venture partners                                                          13,525                       11,799
     Industrial and commercial land development                                       32,686                       38,190
   Agriculture                                                                           290                          186
-------------------------------------------------------------------------------------------------------------------------
                                                                                 $    47,667                  $    53,875
                                                                                 ----------------------------------------
                                                                                 ----------------------------------------


NOTE 5 CONTINUED ON NEXT PAGE


                                                                                               DECEMBER 31,
                                                                                 ----------------------------------------
IN THOUSANDS                                                                          1998                         1997
-------------------------------------------------------------------------------------------------------------------------
Income-producing properties
   Land                                                                          $    48,319                   $   45,873
   Buildings                                                                         119,453                      106,552
   Other                                                                              14,611                       14,063
-------------------------------------------------------------------------------------------------------------------------
                                                                                     182,383                      166,488
   Accumulated depreciation                                                          (39,443)                     (35,431)
-------------------------------------------------------------------------------------------------------------------------
                                                                                     142,940                      131,057
   Properties under development                                                      105,772                       96,146
-------------------------------------------------------------------------------------------------------------------------
                                                                                 $   248,712                   $  227,203
                                                                                 ----------------------------------------
                                                                                 ----------------------------------------
Property and equipment
   Land                                                                          $     4,819                   $    5,004
   Buildings                                                                           5,600                        5,600
   Equipment                                                                           8,993                        9,232
   Water supply systems, orchards and other                                           68,688                       66,857
   Construction in progress                                                            7,172                        2,595
-------------------------------------------------------------------------------------------------------------------------
                                                                                      95,272                       89,288
   Accumulated depreciation                                                          (36,436)                     (34,412)
-------------------------------------------------------------------------------------------------------------------------
                                                                                 $    58,836                   $   54,876
                                                                                 ----------------------------------------
Other assets and deferred charges                                                ----------------------------------------
   Prepaid expenses                                                              $     1,751                   $    1,091
   Investment in joint venture                                                           468                          490
   Unamortized loan fees                                                                 682                        1,211
   Deferred charges and assets of
     Valencia Water Company                                                            4,985                        5,243
   Other                                                                               6,110                        5,595
-------------------------------------------------------------------------------------------------------------------------
                                                                                 $    13,996                   $   13,630
                                                                                 ----------------------------------------
                                                                                 ----------------------------------------
Accrued expenses
   Deferred compensation                                                         $     7,800                   $    6,161
   Operating and other accruals                                                        3,665                        4,898
   Project accruals                                                                   27,446                       24,241
   Other                                                                               4,285                        4,335
-------------------------------------------------------------------------------------------------------------------------
                                                                                 $    43,196                   $   39,635
                                                                                 ----------------------------------------
                                                                                 ----------------------------------------
Other liabilities
   Warranty and other reserves                                                   $     6,255                   $    6,743
   Deferred taxes of Valencia Water Company                                            5,862                        5,700
   Other                                                                              10,249                        9,105
-------------------------------------------------------------------------------------------------------------------------
                                                                                 $    22,366                   $   21,548
                                                                                 ----------------------------------------
                                                                                 ----------------------------------------

                                       30

NOTE 6. COMMERCIAL LEASES

Minimum lease payments to be received under non-cancelable operating leases as of December 31, 1997 are as follows:

IN THOUSANDS
----------------------------------------------------------------------------------------
        1999                                                               $     18,614
        2000                                                                     18,709
        2001                                                                     17,867
        2002                                                                     16,883
        2003                                                                     13,595
        Thereafter                                                               85,674
        --------------------------------------------------------------------------------
                                                                           $    171,342*
                                                                           --------------
                                                                           --------------

* THIS AMOUNT DOES NOT INCLUDE CONTINGENT RENTALS WHICH MAY BE RECEIVED UNDER CERTAIN LEASES BASED ON LESSEE SALES OR APARTMENT RENTALS. CONTINGENT AND APARTMENT RENTALS RECEIVED FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996 WERE (IN THOUSANDS) $11,429, $9,934, AND $8,991, RESPECTIVELY.

-------------------------------------------------------------------------------
NOTE 7. MORTGAGE AND OTHER DEBT

                                                                                                        DECEMBER 31,
                                                                                  INTEREST      -------------------------
IN THOUSANDS                                                                        RATES             1998         1997
-------------------------------------------------------------------------------------------------------------------------
Unsecured lines of credit                                                        Variable         $ 23,200       $  8,100
Prudential (portfolio mortgage)                                                    8.995%           44,686         45,306
Prudential (ranch mortgage)                                                         8.45%           10,560         10,800
Pacific Life
   (Valencia Water Company)                                                          8.0%           11,000         11,000
Bank of America
   (commercial mortgage)                                                            7.95%               --          3,302
Metropolitan
   (unsecured notes)                                                                 6.9%           12,000         18,000
Wells Fargo
   (Valencia Town Center)                                                        Variable           40,000         40,000
Community facilities bonds
   (Valencia Town Center)                                                        4.5-7.5%           16,163         16,678
Bank of America
   (homebuilding joint venture)                                                      9.0%               --          3,760
-------------------------------------------------------------------------------------------------------------------------
                                                                                                  $157,609       $156,946
                                                                                                  -----------------------
                                                                                                  -----------------------

In November, 1997, the Company replaced its existing bank lines, totaling $119 million, with a $200 million three-year, unsecured revolving line of credit led by Wells Fargo and J.P. Morgan. In 1998, the line was reduced to $159 million. The interest rate is LIBOR plus 1.2% and the commitment fee is .25% per annum of the unused portion. In addition, the Company has a $1 million line of credit with Valencia Bank & Trust. Letters of credit outstanding against available lines of credit totaled $26.8 million and $16.7 million, respectively, at December 31, 1998 and 1997.

The Prudential portfolio mortgage is secured by five of the Company's commercial properties. The terms of the note require monthly principal and interest payments of $389,000 until maturity on March 1, 1999 when a principal balance of approximately $44.7 million is due. To replace this mortgage, the Company expects to complete a $50 million financing on March 1, 1999 secured by three apartment complexes for a 10-year term at an average rate of 6.51%.

The Prudential ranch mortgage is a non-recourse mortgage financing secured by the 14,000-acre New Columbia Ranch property. The terms of the note call for interest payments on each May 1 and November 1 and annual principal payments of $240,000 until maturity on November 1, 2003.

Valencia Water Company has an $11 million financing with Pacific Life secured by the utility's property and equipment. The terms of the financing call for semi-annual interest payments with the principal payable in full at maturity on June 1, 2009. The loan is not guaranteed by the Company. Valencia Water Company also has a $2 million line of credit with Wells Fargo which is not guaranteed by the Company.

The commercial mortgage with Bank of America was paid in full in July, 1998.

The terms of a $30 million, seven-year unsecured financing with a remaining principal balance of $12 million, call for interest payments payable semi-annually and principal payments in equal annual installments of $6 million.

The note matures on December 31, 2000.

The terms of the $40 million revolving mortgage facility secured by the Valencia Town Center regional mall require a commitment fee of .125% per annum of the unused portion. Borrowings bear interest at LIBOR plus 1.0% or Wells Fargo's prime rate, at the election of the Company. At December 31, 1998, the interest rate on the borrowings was 6.71%. The credit facility expires in December, 1999.

In October 1992, tax-exempt community facilities bonds were issued to finance a portion of the costs of certain public infrastructure improvements located within or in the vicinity of Valencia Town Center, the Company's regional shopping mall. The bonds will be repaid over 20 years from special taxes levied on the mall property.

In December, 1996, the Company entered into a joint venture with Warmington Homes to construct 72 homes in Valencia NorthPark. A construction loan was obtained from Bank of America with a contractual maximum of $6.6 million and interest at the prime rate plus .75%. The loan is guaranteed by Warmington Homes. Proceeds from 1998 home sales in the joint venture were used to fully repay the loan.

Annual maturities of existing long-term debt are approximately (in thousands) $51,506 in 1999, $6,895 in 2000, $970 in 2001, $1,060 in 2002, $10,515 in 2003
and $23,463 thereafter. The unsecured lines of credit and the Wells Fargo revolving mortgage facility are lines of credit with no scheduled repayment terms.

Capitalized Interest and Interest Income: During 1998, 1997 and 1996, total interest expense incurred amounted to (in thousands) $8,067, $10,527, $10,325, net of $3,354, $2,252 and $2,146, which was capitalized, respectively. Interest income from investments and notes receivable totaled (in thousands)$1,451 in 1998, $1,641 in 1997 and $1,504 in 1996.

-------------------------------------------------------------------------------
NOTE 8. EMPLOYEE BENEFIT PLANS

Incentive Compensation Plan: Under the terms of the Company's Executive Incentive Plan, the Board of Directors may authorize incentive compensation awards to key management personnel of up to five percent of each year's income. The Board of Directors authorized awards of $3,327,000, $1,907,000 and $1,481,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Unit Compensation Plans: The Company has two unit-based compensation plans, which are described below. The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation expense is only recognized for market price fluctuations in connection with option appreciation rights under the unit option plan. Had compensation costs been determined consistent with SFAS No. 123, the Company's net income and net income per unit would have been reduced to the pro forma amounts indicated below:

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                     -----------------------------------
IN THOUSANDS, EXCEPT PER UNIT                                                         1998           1997          1996
------------------------------------------------------------------------------------------------------------------------
Net Income
     As reported                                                                      $64,080       $44,493      $41,889
     Pro forma                                                                         60,227        43,489       41,503
Income Per Unit
     As reported-assuming dilution                                                     $ 1.86       $  1.28      $  1.18
     Pro forma                                                                           1.75          1.25         1.17
                                                                                      ----------------------------------
                                                                                      ----------------------------------

Pro forma net income reflects only options granted in 1998, 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

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

Options, restricted units or appreciation rights may not be granted at a price below the market price on date of grant. Non-qualified options and appreciation rights are exercisable 25% after the end of each of the first four years and terminate in ten years. The following non-qualified, market price options, all without appreciation rights, were granted: 1998 - 215,419; 1997 - 291,400; 1996
- 236,500. In 1997, expense of $1.2 million was recorded and no expense or recovery was recorded in 1998 or 1996 for market price fluctuations in connection with option appreciation rights granted prior to 1991. Restricted unit rights granted as part of the Company's Management Unit Ownership Program vest 20% at the end of each of the first five years. The following restricted unit rights were granted: 1998 - 2,936; 1997 - 4,580; 1996 - 778.

In November, 1997, the Board of Directors approved a premium price option program for key executives tied to the performance of the Company's partnership units. Options totaling 2.45 million units were granted to the Company's six top executives. The number of options granted is larger than the Company's typical market-price option program due to the increased risks associated with the premium price and forfeiture provisions and is in lieu of market price options for the six executives over the next three years. Under the terms of the program, participants are granted options in two tranches, each of which has a five-year option life and becomes exercisable in three years but is subject to forfeiture if certain performance criteria are not met.

The per unit weighted-average fair value of non-qualified, market price options granted in 1998, 1997 and 1996 was $10.02, $7.40 and $6.06, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 1998 - distribution yield 2.8%, expected volatility 29.4%, risk-free interest rate 5.5% and an expected life of 10 years; 1997 - distribution yield of 3.0%, expected volatility of 29.3%, risk-free interest rate of 6.0% and expected life 10 years; 1996 - distribution yield of 3.0%, expected volatility of 29.8%, risk-free interest rate of 7.0% and expected life 10 years.

The per unit weighted average fair value of premium price options granted in 1997 was $3.53 for the first tranche and $3.35 for the second tranche using the Black-Scholes option pricing model with the following weighted average assumptions: distribution yield of 1.6%, expected volatility of 21.0%, risk-free interest rate of 6.40% and an expected life of five years.

At December 31, 1998, 428,819 units were available for future grants. A summary of the status of the Company's Option/Award Plan is presented below:

                                                                                                           WEIGHTED AVERAGE
                                                                           UNITS                           EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1995                                         1,145,363                             $ 17.57
   Granted                                                                 237,278                               16.75
   Exercised                                                               (10,467)                              14.63
   Cancelled                                                              (106,376)                              17.25
----------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1996                                         1,265,798                               17.46
   Granted                                                               2,745,980                               31.33
   Exercised                                                              (230,511)                              16.09
   Cancelled                                                               (41,584)                              14.94
----------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1997                                         3,739,683                               27.68
   Granted                                                                 218,355                               30.03
   Exercised                                                               (54,479)                              17.50
   Cancelled                                                               (27,507)                              23.50
----------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1998                                         3,876,052                             $ 27.96
                                                                         ---------------------------------------------------
                                                                         ---------------------------------------------------

At December 31, 1998 and 1997, the number of options exercisable was $863,904 and 702,488, respectively, and the weighted average exercise price of those options was $18.31 and $18.12, respectively.

The following summarizes information about outstanding options at December 31, 1998:

   RANGE OF                         NUMBER                    WEIGHTED AVERAGE         WEIGHTED AVERAGE
 EXERCISE PRICES                  OUTSTANDING                  EXERCISE PRICE           REMAINING LIFE
---------------------------------------------------------------------------------------------------------
$13.00-$16.75                        694,063                     $14.93                     5.9
$19.75-$23.00                        368,369                     $21.47                     7.0
$29.50-$33.39                      2,804,300                     $32.13                     4.1


The following summarizes information about exercisable options at December 31, 1997:

   RANGE OF                           NUMBER                     WEIGHTED AVERAGE
EXERCISE PRICES                     EXERCISABLE                   EXERCISE PRICE
----------------------------------------------------------------------------------
$13.00-$16.75                          559,622                         $14.72
$19.75-$23.00                          167,632                         $20.75
$29.50-$33.39                          136,650                         $30.01

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

Under the plan, the Company sold 6,965, 6,049 and 6,428 units to employees in 1998, 1997 and 1996, respectively. The weighted average fair value of these units was $3.64 for 1998, $3.66 for 1997 and $2.80 for 1996 using the Black-Scholes model with the following assumptions: expected life of seven months due to salary withholdings throughout the year; distribution yield of 3.0% and expected volatility of 20.6% for all years; risk-free interest rate of 5.45% for 1998, 5.45% for 1997 and 6.4% for 1996; and an exercise price equal to 85% of the lower of the market price on the first day of the purchase period and the market price on the last day of the purchase period.

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

The Company also has a Supplemental Executive Retirement Plan and a Retirement Plan for Directors. The additional pension cost for these plans was $106,000 in 1998, $124,000 in 1997, and $690,000 in 1996. In 1996, a
settlement and curtailment loss of $453,000 was incurred in connection with the termination of the Retirement Plan for Directors and replacement with a Deferred Equity Plan for Outside Directors. This loss is included in 1996 general and administrative expenses.

The following table sets forth the plans' funded status and amounts recognized in the Company's financial statements for the Retirement and the Pension Restoration Plans:

                                                                                      DECEMBER 31,
                                                                           ------------------------------------
IN THOUSANDS                                                                     1998               1997
---------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Projected benefit obligation, beginning of year:                                  $  20,281          $  18,124
  Service cost                                                                          685                555
  Interest cost                                                                       1,370              1,295
  Amendments                                                                             --                 --
  Benefits paid                                                                      (1,531)            (1,450)
  Actuarial loss                                                                      3,156              1,757
---------------------------------------------------------------------------------------------------------------
Projected benefit obligation, end of year                                         $  23,961          $  20,281
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS
Plan assets, beginning of year:                                                   $  18,957          $  16,555
  Actual return on plan assets                                                        1,707              3,851
  Employer contribution                                                                   1                  1
  Benefits paid                                                                      (1,531)            (1,450)
---------------------------------------------------------------------------------------------------------------
Plan assets, end of year                                                          $  19,134          $  18,957
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

Funded Status                                                                    $  (4,827)         $  (1,324)
Unrecognized transition obligation                                                     (68)              (102)
Unrecognized prior service cost                                                        869                961
Unrecognized (gain) loss                                                               681            (2,485)
---------------------------------------------------------------------------------------------------------------
Net amount recognized - prepaid (accrued) benefit cost                           $  (3,345)         $  (2,950)
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

                                                                                     DECEMBER 31,
                                                             --------------------------------------------------------------
IN THOUSANDS                                                  1998                       1997                      1996
---------------------------------------------------------------------------------------------------------------------------
Components of Net Periodic Benefit Cost
   Service cost                                            $   685                     $   555                    $   692
   Interest cost                                             1,370                       1,295                      1,244
   Expected return on plan assets                           (1,643)                     (1,467)                    (1,458)
   Amortization of unrecognized
     transition obligation                                     (34)                        (34)                       (34)
   Amortization of unrecognized
     prior service cost                                         92                          61                         61
   Amortization of unrecognized gain                           (74)                         (4)                        26
---------------------------------------------------------------------------------------------------------------------------
   Pension expense                                         $   396                     $   406                    $   531
---------------------------------------------------------------------------------------------------------------------------
                                                           ----------------------------------------------------------------

The projected benefit obligation, accumulated benefit obligation (ABO) and fair value of assets for the plan with assets less than ABO were $4,028,025, $1,428,247, and $0, respectively at December 31, 1998, and $3,074,365,
$1,231,108, and $0 at December 31, 1997.

                                                            -------------------------------------------------------
                                                                           1998                        1997
                                                            -------------------------------------------------------
The assumptions used in the accounting were:
   Discount rate                                                           6.50%                       7.00%
   Rate of increase in compensation levels                                 5.00%                       5.00%
   Expected long-term return of assets                                     9.00%                       9.00%
-------------------------------------------------------------------------------------------------------------------

Employee Savings Plan: The Company has an Employee Savings Plan which is available to all eligible employees. Certain employee contributions may be supplemented by Company contributions. Company contributions approximated $371,000 in 1998, $319,488 in 1997 and $294,000 in 1996.

Deferred Cash Bonus Plan: In February 1991, the Compensation Committee of the Board of Directors awarded deferred bonuses payable January 15, 1999. The amount to be paid is based upon the relative percentage return on the market value of the Company's depositary units compared to the percentage return on the Standard and Poor's 500 Index over a nine-year period. A total of $176,500 was earned and paid under this program.

Other Benefits: The Company does not provide postretirement or postemployment benefits other than those plans described above and, as such, there is no obligation to be recognized under SFAS Nos. 106 and 112.

-------------------------------------------------------------------------------
NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation and various claims, including those arising from its ordinary conduct of business. Management is of the opinion that the ultimate liability from this litigation will not materially affect the Company's consolidated financial condition. The Company believes it has adequate insurance to protect itself against any future material property and casualty losses.

In the ordinary course of business, and as part of the entitlement and development process, the Company is required to provide performance bonds to the County of Los Angeles and the City of Santa Clarita to assure completion of certain public facilities. At December 31, 1998, the Company had performance bonds outstanding totaling approximately $126 million.

As a significant landowner, developer and holder of commercial properties, there exists the possibility that environmental contamination conditions may exist that would require the Company to take corrective action. The Company believes such costs will not materially affect the Company's consolidated financial condition.

-------------------------------------------------------------------------------
NOTE 10. BUSINESS SEGMENT REPORTING

In accordance with the requirements of SFAS No. 131 - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, the Company's reportable business segments and respective accounting policies of the segments are the same as those described in Note 2. BUSINESS SEGMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Management evaluates segment performance based primarily on revenues before property sales and contribution to income before property sales and allocation of incentive compensation. Interest revenues and expenses are evaluated and reported on a consolidated net basis and are not allocated to the Company's business segments.

The following table provides financial information regarding management's measures of the Company's business segments and other significant items and also provides a reconciliation to the Company's consolidated totals:

                                                               YEAR ENDED DECEMBER 31, 1998
                             -------------------------------------------------------------------------------------------------
                                                   CONTRIBUTION        DEPRECIATION                              CAPITAL
                                 REVENUES            TO INCOME       AND AMORTIZATION          ASSETS           EXPENDITURES
------------------------------------------------------------------------------------------------------------------------------
Real Estate
  Residential                        $ 70,867           $  23,999             $    37            $16,320             $    494
  Industrial and commercial           172,320              49,248                  14            170,493                4,610
  Community development                    --             (10,047)                 43             17,278                   67
  Income-producing properties          38,622              17,754               7,277            147,216               97,419
  Valencia Water Company               10,209               2,889 (a)           1,956             53,719                7,587
Agriculture                            12,660               2,196                 594             17,048                  190
Central administration                     --             (10,879)                180             10,133                  555
------------------------------------------------------------------------------------------------------------------------------
                                      304,678              75,160              10,101            432,207              110,922
Interest and other, net                    --              (7,180)                 --                 --                   --
All other                                  --              (3,900)                 --                 --                   --
------------------------------------------------------------------------------------------------------------------------------
TOTAL                               $ 304,678            $ 64,080            $ 10,101           $432,207            $ 110,922
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                                                               YEAR ENDED DECEMBER 31, 1997
                             -------------------------------------------------------------------------------------------------
                                                      CONTRIBUTION        DEPRECIATION                              CAPITAL
                                    REVENUES            TO INCOME       AND AMORTIZATION          ASSETS           EXPENDITURES
------------------------------------------------------------------------------------------------------------------------------
Real Estate
  Residential                        $ 67,682            $ 15,759              $    9            $16,226              $    53
  Industrial and commercial            61,996              19,524                  16            106,870               13,189
  Community development                    --             (10,638)                 54             20,653                   95
  Income-producing properties          33,404              15,624               7,466            180,728               56,309
  Valencia Water Company               11,170               3,378 (a)           1,810             51,058                3,317
Agriculture                            33,449              21,505                 580             20,812                  735
Central administration                     --              (8,122)                213              7,585                  558
------------------------------------------------------------------------------------------------------------------------------
                                      207,701              57,030              10,148            403,932               74,256
Interest and other, net                    --              (9,137)                 --                 --                   --
All other                                  --              (3,400)                 --                 --                   --
------------------------------------------------------------------------------------------------------------------------------
TOTAL                               $ 207,701            $ 44,493            $ 10,148           $403,932            $  74,256
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                                                               YEAR ENDED DECEMBER 31, 1996
                             -------------------------------------------------------------------------------------------------
                                                   CONTRIBUTION        DEPRECIATION                              CAPITAL
                                 REVENUES            TO INCOME       AND AMORTIZATION          ASSETS           EXPENDITURES
------------------------------------------------------------------------------------------------------------------------------
Real Estate
  Residential                       $ 128,634            $ 40,563             $    21            $25,079              $    --
  Industrial and commercial            29,844               4,009                  21             82,882               14,138
  Community development                    --             (11,328)                 56             17,643                   59
  Income-producing properties          28,742              14,134               5,528            169,832               56,274
  Valencia Water Company                9,762               3,302 (a)           2,398             48,109                8,277
Agriculture                            23,204              10,948                 608             21,193                  438
Central administration                     --              (8,365)                225              8,750                   98
------------------------------------------------------------------------------------------------------------------------------
                                      220,186              53,263               8,857            373,488               79,284
Interest and other, net                    --              (9,562)                 --                 --                   --
All other                                  --              (1,812)                 --                 --                   --
------------------------------------------------------------------------------------------------------------------------------
TOTAL                               $ 220,186            $ 41,889            $  8,857           $373,488            $  79,284
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


ALL OF THE COMPANY'S REAL ESTATE OPERATIONS ARE CONDUCTED ON THE COMPANY'S PROPERTIES IN THE VALENCIA AREA OF SOUTHERN CALIFORNIA. AGRICULTURAL OPERATIONS ARE CONDUCTED ON THE COMPANY'S PROPERTIES IN SOUTHERN AND CENTRAL CALIFORNIA. ACCORDINGLY, FINANCIAL INFORMATION BASED ON GEOGRAPHIC AREA IS NOT PRESENTED. REVENUES FROM THE RESIDENTIAL SEGMENT INCLUDED $49.1 MILLION IN 1996 FROM THE MCDOWELL MOUNTAIN RANCH PROJECT IN SCOTTSDALE, ARIZONA WHICH WAS SOLD IN APRIL, 1996.

SALES BY BUSINESS SEGMENT TO INDIVIDUAL CUSTOMERS REPRESENTING MORE THAN 10% OF THE COMPANY'S CONSOLIDATED REVENUES ARE AS FOLLOWS:

IN THOUSANDS                       1998             1997              1996
----------------------------------------------------------------------------
Industrial and Commercial        $111,000
Residential                                                          $43,542

(A) INCLUDES INCOME TAX EXPENSE OF (IN THOUSANDS) $1,071 IN 1998, $1,281 IN 1997 AND $1,057 IN 1996.

-------------------------------------------------------------------------------
NOTE 11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for the Company fluctuates due to the uneven nature of real estate closing activity and the skewing of results by individual large sales. The following is a summary of selected quarterly financial data for 1998 and 1997:

IN THOUSANDS,                                                                             QUARTER
                                                        -----------------------------------------------------------------
EXCEPT PER UNIT                                             FIRST              SECOND             THIRD          FOURTH
-------------------------------------------------------------------------------------------------------------------------
Revenues
   1998                                                 $    23,762        $    149,299      $     78,061     $    53,556
   1997                                                      36,001              48,729            67,303          55,668
-------------------------------------------------------------------------------------------------------------------------
Operating income
   1998                                                 $     5,603        $     51,854      $     20,594     $     5,843
   1997                                                      15,004              21,936            17,239           9,719
-------------------------------------------------------------------------------------------------------------------------
Net income
   1998                                                 $       257        $     45,741      $     16,291     $     1,791
   1997                                                      10,553              17,151            12,539           4,250
-------------------------------------------------------------------------------------------------------------------------
Net income per unit
   1998                                                 $       .01        $       1.32      $        .48     $       .05
   1997                                                         .30                 .50               .36             .12
-------------------------------------------------------------------------------------------------------------------------
Net income per unit - assuming dilution
   1998                                                 $       .01        $       1.31      $        .47     $       .05
   1997                                                         .30                 .49               .36             .12
-------------------------------------------------------------------------------------------------------------------------

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

The shareholder-directors of Newhall Management Corporation are as follows:

Thomas L. Lee, age 56, was appointed Chairman and Chief Executive Officer of the Corporation upon its formation in November, 1990 and of the former Managing General Partner in 1989. He joined the predecessor corporation in 1970 and has served in various executive capacities. Mr. Lee was elected as a director in 1985. He is a director of Blue Shield of California and CalMat, Inc. and a trustee of California Institute of the Arts.

George L. Argyros, age 62, was elected a director of the Corporation in September, 1995. He has been Chairman and Chief Executive Officer of Arnel & Affiliates, an investment company, since 1968. He is a director of DST Systems, Tecstar, First American Financial Corporation, Doskocil, Inc., and Rockwell International. He is a trustee of the California Institute of Technology and President and Chief Executive Officer of the Horatio Alger Association.

Gary M. Cusumano, age 55, has been President and Chief Operating Officer of the Corporation and the former Managing General Partner since 1989 and was elected a director of the Corporation in July, 1995. Mr. Cusumano is a director of Watkins-Johnson Company, Henry Mayo Newhall Memorial Hospital and Chairman of the Board of Directors of the California Chamber of Commerce.

Thomas V. McKernan, Jr., age 54, has been a director of the Corporation since September, 1994. Mr. McKernan has been President and Chief Executive Officer of the Automobile Club of Southern California since 1991. He is a director of the American Automobile Association, Los Angeles Area Chamber of Commerce, California Chamber of Commerce, Orthopedic Hospital, Payden & Rygel Mutual Funds, Ramona Girls School, and Forest Lawn Memorial Park.

Henry K. Newhall, age 60, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1982. Dr. Newhall retired in August 1998 as General Manager, Technology, Oronite Additives Division of Chevron Chemical Company. He has served in various managerial and consulting positions with Chevron since 1971.

Jane Newhall, age 85, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1960. Ms. Newhall, a private investor, is a director of the Henry Mayo Newhall Foundation. She is a life trustee of Mills College, the San Francisco Theological Seminary, the Graduate Theological Union and Donaldina Cameron House.

Peter T. Pope, age 64, was elected a director of the Corporation in 1992. Mr. Pope has been Chairman, President and Chief Executive Officer of Pope & Talbot, Inc. since 1990. He is a director of Pope Resources and Harmac Pacific Inc.

Carl E. Reichardt, age 67, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1980. Mr. Reichardt was Chairman of the Board of Directors of Wells Fargo & Company and Wells Fargo Bank, N.A., from 1983 until December, 1994 and a director until April, 1998. He is a director of Ford Motor Company, Columbia/HCA Healthcare Corporation, Pacific Gas and Electric Company, ConAgra, Inc., SunAmerica, Inc. and McKesson Corporation.

Thomas C. Sutton, age 56, was elected a director of the Corporation in November, 1991. He has been Chairman of the Board and Chief Executive Officer of Pacific Life Insurance Company since 1990. Mr. Sutton is a director of Southern California Edison, The Irvine Company, Association of California Life Insurance Companies and Pimco Advisors. He is a trustee of the Committee for Economic Development.

Barry Lawson Williams, age 54, was elected a director of the Corporation in July, 1996. Mr. Williams has been President of Williams Pacific Ventures, Inc., a venture capital consulting and business mediation firm which he founded, and a General Partner of WDG Ventures Ltd., a real estate development fund, since 1987. Mr. Williams is a director of Pacific Gas and Electric Company, CH2M Hill, Ltd., Simpson Manufacturing Company, CompUSA, R.H. Donnelly and USA Group, Inc. He is a trustee of Northwestern Mutual Life Insurance Company.

Ezra K. Zilkha, age 73, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1977. Since 1956, Mr. Zilkha has been President of Zilkha & Sons, Inc., a private investment company. From 1991 to 1993 he was Chairman of Union Holdings, Inc., an industrial holding company. He is a director of Cambridge Associates and Heartland Technology, Inc. Mr. Zilkha is a trustee of The American Society of the French Legion of Honor, trustee emeritus of Wesleyan University and an honorary trustee of the Brookings Institution. He is Chairman of the Executive Committee of the International Center for the Disabled.

Each of the shareholder-directors may be contacted at the principal executive offices of the Partnership and is a citizen of the United States.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Newhall Management Corporation and its officers and directors, the general partners, and persons who own more than ten percent of the Company's partnership units, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Company assists officers, directors and ten-percent unitholders to file their
Section 16(a) reports and retains a copy of the forms filed. Written representations that all required reports have been filed are obtained at the end of each year. Based upon this information, the Company believes that, during the year ended December 31, 1998, all such filing requirements were fulfilled.

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

Messrs. Henry Newhall and Zilkha each effectively has contributed to the Managing General Partner a total of 72,000 Partnership units. Ms. Newhall effectively has contributed to the Managing General Partner a total of 71,650 Partnership units. Messrs. Lee and Cusumano each effectively has contributed 36,000 Partnership units. Messrs. Argyros, Reichardt, Pope, Sutton, McKernan and Williams each effectively has contributed to the Managing General Partner a total of 2,000 Partnership units. Mr. Edwin Newhall Woods, who retired from the Board of Directors in September 1996, has agreed to leave 72,000 units contributed by him until his units are replaced. The Partnership units contributed to the Managing General Partner total 371,650 or 1.1% of the total number of partnership units outstanding at December 31, 1998.

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

EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER


                                                                                               Date of
                                                                                 Age           Office
                                                                                 ---           -------
THOMAS L. LEE                                                                    56
 Chairman and Chief Executive Officer                                                           07/89


GARY M. CUSUMANO                                                                 55
 President and Chief Operating Officer                                                          07/89

THOMAS E. DIERCKMAN                                                              50
 Senior Vice President - Valencia Division                                                      09/94
 Senior Vice President - Real Estate Operations                                                 07/90


JAMES M. HARTER                                                                  52
 Senior Vice President - Newhall Ranch Division                                                 09/94
 Senior Vice President - Community Development                                                  08/92


STUART R. MORK                                                                   46
 Senior Vice President and Chief Financial Officer                                              01/96
 Vice President and Chief Financial Officer                                                     01/95
 Vice President - Finance                                                                       01/94
 Vice President - Finance and Treasurer                                                         07/92


DANIEL N. BRYANT                                                                 39
 Vice President - Asset Management                                                              01/98
 Director - Asset Management                                                                    07/96
 Director - Property Management and Leasing                                                     12/94
 Vice President - Commercial/Industrial Real Estate of Valencia Company,
     a division of The Newhall Land and Farming Company                                         01/93

JOHN R. FRYE                                                                     54
 Vice President - Agriculture                                                                   09/85

DONALD L. KIMBALL                                                                41
 Vice President - Finance and Controller                                                        01/97
 Vice President - Controller                                                                    07/94
 Controller                                                                                     04/90


JAMES R. WHEELER                                                                 48

 Senior Vice President, Residential - Valencia                                                  07/98
 Vice President, Residential -- Valencia                                                        03/96
 Vice President - Mainland Division, Castle & Cooke Homes, Inc.                                 07/94
 Vice President - The William Lyon Company                                                      01/90

         The officers serve at the pleasure of the Board of Directors.


ITEM 11. EXECUTIVE COMPENSATION


          The following tables set forth information as to each of the five highest paid Executive Officers and their compensation for services rendered to the Company and its subsidiaries:


                          SUMMARY COMPENSATION TABLE


                                        -----------------------------------  -------------------------------------
                                                Annual Compensation                  Long Term Compensation
                                        -----------------------------------  -------------------------------------
                                                                                        Awards           Payouts
                                                                             --------------------------  ---------
                                                                    Other    Restricted      Number of                    All
                                                                   Annual      Stock        Securities     LTIP          Other
           Name and                                    Bonus        Comp.      Awards       Underlying    Payouts        Comp.
     Principal Position          Year     Salary        (1)          (2)        (3)       Options/SARs      (4)           (5)
------------------------------  -----   ----------  -----------  ----------  -----------  -------------  ----------  -----------
Thomas L. Lee                    1998   $ 362,000    $ 430,364    $ 64,343        -                 -    $ 56,739      $ 38,824
   Chairman and                  1997     362,000      205,073      65,650        -           730,000           -        36,605
   Chief Executive Officer       1996     322,000      181,000      61,450        -            25,000           -        33,640

Gary M. Cusumano                 1998     274,000      320,078      68,365        -                 -      44,130        31,240
   President and                 1997     274,000      155,221      68,500        -           574,000           -        28,829
   Chief Operating Officer       1996     264,000      132,000      66,000        -            20,000           -        26,706


Thomas E. Dierckman              1998     226,000      169,197       4,300        -                 -      37,826        19,541
   Senior Vice President         1997     214,000       85,522       4,300        -           367,000                    14,764
                                 1996     214,000       73,321       4,500        -            14,000           -        14,827

Stuart R. Mork                   1998     230,000      154,410         425        -                 -      12,609        15,580
   Senior Vice President and     1997     200,000       85,320         350        -           367,000           -        10,139
   Chief Financial Officer       1996     200,000       80,000         365        -            14,000           -         8,058


James M. Harter                  1998     200,000      147,263         255        -                 -           -        10,567
   Senior Vice President         1997     175,000       84,655           -        -           315,000           -         5,520
                                 1996     170,000       64,600           -        -            12,000           -         4,821

-------------------------------------------------------------------------------------------------------------------------------


(1) Represents bonus accrued during the current calendar year based on earnings for such period and paid in the subsequent calendar year. A part of the 1998 bonus will be paid in partnership units in accordance with the Company's Management Unit Ownership Program as follows: Mr. Mork ($54,450), Mr. Dierckman ($58,299) and Mr. Harter ($103,084). Part of the 1997 and 1996 bonuses were paid in partnership units as follows: Mr. Lee (1996-$31,735), Mr. Mork (1997 - $19,905; 1996 - $17,245), Mr. Dierckman
     (1997 - $25,522; 1996 - $20,721), and Mr. Harter (1997 - $84,655; 1996 -
     $64,600).

(2) Includes general partner fees paid to Messrs. Lee and Cusumano as general partners of Newhall General Partnership of $60,000 each and director fees of $4,000 to Mr. Cusumano and $3,500 to Mr. Dierckman as directors of a wholly-owned subsidiary.

(3) Messrs. Dierckman, Mork and Harter have received 1,450, 730, and 1,691 unit rights, respectively, which entitles them to receive one partnership unit for each unit right under certain circumstances.

(4) Represents deferred cash bonus granted in July, 1990 and earned as of December 31, 1998.

(5) Totals include the following: (1) Company matching contributions to the Employee Savings Plan and Savings Restoration Plan, (2) excess life insurance premiums, and (3) long-term disability insurance premiums for Messrs. Lee and Cusumano.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                       -----------------------------------------------------------------
                                           Individual Grants                                                          -------------
                       -----------------------------------------------------------------                                 Value of
                                                                                                                      Options as of
                                                                                         --------------------------   Grant Date as
                                                                                         Potential Realizable Value    Computed by
                          Number of         % of Total                                   at Assumed Annual Rates of   the Modified
                         Securities        Options/SARs       Exercise                    Stock Price Appreciation    Black-Scholes
                         Underlying         Granted To        Or Base                         for Option Term(3)        Options
                        Options/SARs       Employees in        Price        Expiration   --------------------------     Valuation
        Name             Granted (1)        Fiscal Year        ($/Sh)         Date            5 %          10 %         Model (4)
---------------------  --------------     --------------   --------------  ------------- ------------- ------------   -------------
Thomas L. Lee                     0




Gary M. Cusumano                  0




Thomas E. Dierckman               0




Stuart R. Mork                    0




James M. Harter                   0


(1) Premium price options were granted in November, 1997 and were in lieu of market price options for the next three years.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES


                                                       ---------------------------------
                                                                   Number of                 ----------------------------------
                                                             Securities Underlying                  Value of Unexercised
                                                           Unexercised Options/SARs              In-the-Money Options/SARs
                             Shares                            at Fiscal Year-End                   at Fiscal Year-End (1)
                            Acquired                   ---------------------------------     ----------------------------------
                              On
                            Exercise       Value                               Un-                                    Un-
          Name               ( # )        Realized      Exercisable        exercisable        Exercisable        Exercisable
------------------------  -----------  -------------   ---------------    --------------     ----------------   ---------------
Thomas L. Lee                 --           --               171,888           745,062           $1,409,406          $268,594


Gary M. Cusumano              --           --               131,813           585,937            1,090,500           214,875


Thomas E. Dierckman          1,757       $ 52,930            87,375           376,125              679,359           153,578


Stuart R. Mork                 219          6,597            66,625           375,875              605,859           179,328


James M. Harter               --           --                36,250           319,750              380,703           131,984
                          -----------  -------------   ---------------    --------------     ----------------   ---------------

         Total               1,976       $ 59,527           493,951         2,402,749           $4,165,827          $948,359
                          -----------  -------------   ---------------    --------------     ----------------   ---------------
                          -----------  -------------   ---------------    --------------     ----------------   ---------------

-------------------------------------------------------------------------------------------------------------------------------

(1) Based on the difference in the unit price of $26.00 at December 31, 1998, and the exercise price of the underlying options.

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

The following table reflects the estimated annual benefits paid as a single life annuity upon retirement at age 65 under the Retirement Plan and Pension Restoration Plan at various assumed compensation ranges and credited years of service:

                                                       Years of Service
                         --------------------------------------------------------------------------
    Compensation              10                   20                  30                  40
    ------------         ------------         ------------        ------------        -------------
       $125,000            $ 24,000             $ 48,000             $ 72,000           $ 72,000
        200,000              39,000               78,000              117,000            117,000
        275,000              54,000              108,000              162,000            162,000
        350,000              69,000              138,000              207,000            207,000
        425,000              84,000              168,000              252,000            252,000
        450,000              89,000              178,000              267,000            267,000
        500,000              99,000              198,000              297,000            297,000
        550,000             109,000              218,000              327,000            327,000

Credited years of service as of December 31, 1998 (to the nearest whole year) and average annual compensation for the highest five years of the last ten years are as follows: 28 years and $530,000 for Mr. Lee; 29 years and $420,000 for Mr. Cusumano; 11 years and $235,000 for Mr. Mork; 16 years and $275,000 for Mr. Dierckman; and 6 years and $215,000 for Mr. Harter. An amendment to the Retirement Plan effective January 1, 1997 will reduce the amounts that each executive will receive at retirement from the full amounts shown in the above table. Based on years of service upon retirement at age 65 and the proportion of service rendered before January 1, 1997, the percentage of benefit from the above table for each executive will be as follows: Mr. Lee - 98.0%; Mr. Cusumano - 98.7%; Mr. Mork - 85.2%; Mr. Dierckman - 90.0%;
and Mr. Harter - 84.4%.

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

COMPENSATION OF THE DIRECTORS

The Partnership Agreement provides that the compensation of the general partners and their partners, directors, officers and employees shall be determined by the Managing General Partner. Both the compensation committee and the nominating committee of the Board of Directors of Newhall Management Corporation, the Managing General Partner of Newhall Management Limited Partnership, have been granted authority by the Board of Directors to determine certain compensation issues. Non-employee members of the Board receive an annual retainer fee of $24,000 for serving on the Board, $2,000 for serving on the Audit Committee and $1,000 for serving on any other committee of the Board. In addition, independent directors receive a fee of $1,000 for attending each meeting of the Board or committee of which they are a member. Committee chairpersons receive a fee of $500 in addition to the regular meeting fee for each committee meeting they conduct. Employees serving on the Board of Directors do not receive directors' fees. Directors' compensation may be deferred until separation from the Board. Deferred amounts earn interest at the Wells Fargo Bank prime rate. Members of the Board of Directors will also receive reimbursement for travel and other expenses related to attendance at meetings of the Board of Directors and of the committees. In addition, the Partnership Agreement requires the Partnership to reimburse the Managing General Partner for any federal or California income taxes imposed upon the Managing General Partner or its Managing General Partner as a result of its activities as Managing General Partner. Under the terms of the 1995 Option/Award plan adopted by the Board of Directors on January 18, 1995, each non-employee Board member ("Independent Director") may elect to have all or any portion of the annual retainer fees paid in depositary units or, as amended on July 15, 1998, in options thereon instead of cash.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company has a $40 million line of credit for Valencia Town Center with Wells Fargo Bank, N.A. (the "Bank"), all of which was borrowed at December 31, 1998. Valencia Water Company, a subsidiary of the Company, maintains a $2 million credit line with the Bank. There were no borrowings outstanding against this line of credit at December 31, 1998. Additionally, the Company has a $159 million revolving credit facility managed jointly by the Bank and Morgan Guaranty Trust of New York, $23.2 million of which was used at December 31, 1998. Certain of the Company's employee benefit plans have invested approximately $23 million in funds managed by the Bank. Thomas L. Lee, Chairman and Chief Executive Officer of the Company, and Carl E. Reichardt, Chairman and Chief Executive Officer of Wells Fargo & Company and the Bank, served as directors of Wells Fargo & Company and the Bank until November 1998 and April 1998, respectively.

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

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS OF NEWHALL MANAGEMENT CORPORATION

COMPENSATION COMMITTEE CHARTER

The Compensation Committee, which is entirely comprised of independent directors, evaluates the performance of the Chief Executive Officer, determines or approves compensation of all executive officers of the Company and reviews management development issues. It has regularly scheduled meetings two times a year, and meets at other times as appropriate. During 1998, the committee met two (2) times.

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

- Long-term incentive compensation in the form of unit options, restricted units and unit rights directly tied to increasing unitholder value. This component of compensation can be highly volatile because it is directly related to Company performance.

The Company's objective is for the base salary, annual incentive compensation and long-term incentive compensation of senior management to approximate the median levels for an industry comparison group consisting primarily of real estate companies with which the Company competes for executive talent. From year-to-year, however, relative compensation levels may vary due largely to variances in individual and Company performance. It should be pointed out that the companies with which the Company competes for executive talent are not the same as those in the Wilshire Real Estate Securities Index shown in the performance graph. In addition, for managers other than the Chief Executive Officer and the Chief Operating Officer, there is a subjective element to incentive compensation which relates to his or her success in meeting individual business and personal goals determined at the beginning of each year. The goals for the business segment he or she manages are based primarily on increasing unitholder values through profitability and, most importantly, the value of the Company's landholdings.

BASE SALARY COMPENSATION

The base salary for each executive officer is determined on the basis of an evaluation of the responsibilities of each position compared to other positions in the Company and to base salary levels in effect for comparable positions at the Company's principal competitors for executive talent. In addition, the qualifications of the executive officer including training and experience is considered in determining base salary. Salaries are reviewed and adjustments to each executive officer's base salary, if any, are made on an annual basis. External salary data provided to the Committee by an independent compensation consulting firm indicate that salaries for 1998 were generally at or below the median level.

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

The total of the bonuses paid for 1998 was $3,237,000 (or 5.0% of 1998 income after deducting bonuses), versus $1,907,000 in 1997 (4.3% of income after deducting bonuses), a 70% increase from 1997 to 1998. The increase in bonuses for 1998 recognizes the record revenues, earnings and per unit appraised value of the Company's assets achieved in 1998. Revenues increased 46% and earnings improved 44% compared to 1997. An unprecedented 110 acres of industrial property closed escrow and a record 1,232 residential lots and homes were sold in 1998. The Company's master-planned community of Valencia dominates the new home market in the Santa Clarita Valley with 37% of the market and continues to capture 12% of the market for all of Los Angeles County. The Company's new 21,600 home master-planned community, Newhall Ranch, received tentative approval of the Los Angeles County Board of Supervisors during 1998.

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

In November 1997, a special grant of 2,450,000 premium price options was made to the top six executive officers of the Company to provide additional incentive for them to deliver near-term, substantial price growth in the outstanding partnership units and to enhance their incentive compensation to be more comparable with that of publicly-traded real estate companies. The options were granted in two tranches, both of which are exercisable in three years provided certain price performance objectives are met. The first tranche vests if within two years the market price of the Partnership's outstanding partnership units increases by 25% and the second tranche vests if within three years the market price increases 33 1/3 %. Alternatively, the options will vest if during the applicable period the total return on an outstanding partnership unit equals or exceeds the 75th percentile of a peer group of other publicly-traded real estate companies. The market price increased 25% and the first tranche vested during 1998. A prorated portion of vested options will be exercisable upon death, disability or retirement within three years. The options are forfeited if neither of the price performance goals is met. The premium price options expire five years following their grant date. The premium price options were frontloaded so the six executives will not receive any other options for the next three years.

CHIEF EXECUTIVE OFFICER COMPENSATION

Mr. Lee's base salary was $362,000 in 1998, the same as last year, In addition he was paid general partners fees of $60,000 for managing Newhall General Partnership, a general partner of the Company, and a bonus for 1998 of $430,364 for total cash compensation of $852,364. A study by a compensation consulting firm during 1998 indicates that Mr. Lee's cash and total direct compensation (short-term cash plus long-term incentive) are both below the medians of the chief executive officers of a peer group of companies with similar revenues, market capitalization and business focus. The Compensation Committee has elected to increase Mr. Lee's annual bonus and long-term incentive compensation to align more of his total direct compensation with the interests of the Company's owners. During 1998 Mr. Lee's efforts led to tentative approval of Newhall Ranch, the largest single new development in the history of Los Angeles County, by the County Board of Supervisors, record results in nearly every major segment of the Company's business and an increase in earnings of 44%.

Mr. Lee's bonus for 1998 of $430,364, versus $205,073 for 1997, equals his target bonus of 70% of his salary plus 48%, twice the percentage by which net income per unit exceeded target, pursuant to the Company's Executive Incentive Plan (see description of Annual Merit and Incentive Compensation (Bonus) Plan on page 51). The amount of the bonus earned was based entirely upon Company earnings.

In 1997 Mr. Lee received 700,000 premium price options in lieu of annual grants as described above. The benefits of these unit options, as well as previously granted market price options, are expected to be realized over the next five to ten years during which Mr. Lee's emphasis on strategic planning, particularly land entitlements and investments in income producing properties are expected to yield benefits for the Company's investors.

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

COMPENSATION COMMITTEE MEMBERS

The Compensation Committee of the Board of Directors of Newhall Management Corporation is comprised of the following five independent directors:

         Peter T. Pope (Chairman)
         Thomas V. McKernan, Jr.
         Carl E. Reichardt
         Thomas C. Sutton
         Barry Lawson Williams

                      The Newhall Land and Farming Company
                           Stock Performance Analysis

                                                                                                                     5 Year
                                             1993        1994        1995         1996        1997        1998    Total Return
                                             -----       -----       -----        -----       -----       -----   ------------
                          NHL               100.00       77.95      112.40       114.31      207.90      183.62      83.62%
                          S&P 500           100.00      101.31      139.30       171.44      228.63      294.48     194.48%
                          WRESI*            100.00       94.40      115.83       158.42      190.01      148.62      48.62%

                                                                                                                         10 Year
              1988     1989      1990      1991      1992      1993      1994      1995     1996     1997     1998     Total Return
              -----    -----     -----     -----     -----     -----     -----     -----    -----    -----    -----    ------------
NHL            100    109.50     60.25     75.61     58.10     67.00     52.22     75.31    76.58   139.29    123.02       23.02%
S&P 500        100    131.66    127.46    166.37    179.10    197.12    199.70    274.59   337.94   450.67    580.47      480.47%
WRESI*         100    101.77     52.38     59.32     53.51     63.91     60.34     74.04   101.26   121.45     95.00       -5.00%


Assumes $100 invested on December 31, 1993 for the 5-year graph and December 31, 1988 for the 10-year graph. Total return includes reinvestment of dividends.

* As of 12/31/1998 the Wilshire Real Estate Securities Index consists of the following real estate operating companies: Catellus Development Corporation, Homestead Valley Properties, Lodgian Inc., The Newhall Land and Farming Company, Prime Hospitality, Inc., Red Roof Inns, and Trizec Hahn Corp.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT (CONTINUED)

DIRECTORS AND OFFICERS

The following table sets forth the number of units beneficially owned by each director of Newhall Management Corporation, each of the Company's five highest paid executives and all directors and officers as a group as of December 31, 1998.

                                                           Amount and Nature                   Percent
    Name                                                of Beneficial Ownership                of Class
----------------                                   --------------------------------            --------
George L. Argyros                                      61,822           (1) (2) (3)              0.2%
Gary M. Cusumano                                      260,550           (1) (2) (4)              0.8
Thomas E. Dierckman                                   104,152           (2) (4) (5)              0.3
James M. Harter                                        46,198           (2) (4) (5)                *
Thomas L. Lee                                         272,299       (1) (2) (4) (5)              0.8
Thomas V. McKernan, Jr.                                12,120           (1) (2) (3)                *
Stuart R. Mork                                         73,010           (2) (4) (5)              0.2
Henry K. Newhall                                      881,859       (1) (2) (3) (6)              2.7
Jane Newhall                                        1,086,462           (1) (2) (3)              3.3
Peter T. Pope                                          12,866           (1) (2) (3)                *
Carl E. Reichardt                                      96,347       (1) (2) (3) (7)              0.3
Thomas C. Sutton                                       17,695       (1) (2) (3) (8)                *
Barry Lawson Williams                                   6,491           (1) (2) (3)                *
Ezra K. Zilkha                                      1,190,493       (1) (2) (3) (9)              3.6
All directors and officers
 as a group                                         4,347,915                                   13.3  %


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

(2) Includes 131,813 units for Mr. Cusumano, 87,375 for Mr. Dierckman, 36,250 for Mr. Harter, 171,888 for Mr. Lee, 4,419 units for Mr. McKernan, 66,625 for Mr. Mork, 2,500 for Mr. Williams, 3,000 for Mr. Argyros and 3,500 each for Ms. Newhall and Messrs. Newhall, Pope, Reichardt, Sutton and Zilkha which they have the right to acquire pursuant to the Company's 1995 Option/Award Plan.

(3) Includes 1,549 units for Mr. Argyros, 1,701 for Mr. McKernan, 5,631 for Mr. Newhall, 11,312 for Ms. Newhall, 4,140 for Mr. Pope, 9,547 for Mr. Reichardt, 2,805 for Mr. Sutton, 1,018 for Mr. Williams and 14,393 for Mr. Zilkha which they are entitled to receive upon separation from the Board of Directors of Newhall Management Corporation pursuant to the Company's Deferred Equity Compensation Plan for Outside Directors.

(4) Includes unit rights to receive an equal number of partnership units under certain circumstances pursuant to the 1995 Option/Award Plan of 560 for Mr. Cusumano, 1,450 for Mr. Dierckman, 1,691 for Mr. Harter, 1,207 for Mr. Lee and 730 for Mr. Mork.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT (CONTINUED)


(5) Includes units held by the Company's Employee Savings Plan of 2,360 for Mr. Dierckman, 1,253 for Mr. Harter, 1,696 for Mr. Lee and 2,162 for Mr. Mork.

(6) The Partnership is advised that Henry K. Newhall has sole voting and investment power as to 98,222 units, 89,091 of which are held by trusts for which he is the trustee and beneficiary. Voting and investment power is shared with others as to 711,637 units held by certain trusts.

(7) Includes 3,000 units held by trusts for which Mr. Reichardt has sole voting and investment power as the trustee.

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

CERTAIN UNITHOLDER

The following table sets forth the name, address and unitholdings of the only person known to the Partnership to be a beneficial owner of more than five percent of the outstanding units of the Partnership as of December 31, 1998. Such unitholder has sole voting and investment power to the best knowledge of the Partnership.


                                                      Amount                 Percent
 Name  and  Address                             Beneficially Owned          Of Class
--------------------                            ------------------          --------
State Farm Mutual Automobile                        3,400,758                 10.4%
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For additional related party information see COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION in Item 11 - Executive Compensation.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed with this report:

    1. See Index to Financial Statements on page 20 of this Annual Report on Form 10-K.

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

  * (l) The Newhall Land and Farming Company Employee Savings Restoration Plan As Amended Effective January 1, 1999, incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 1998.

  * (m) The Newhall Land and Farming Company Pension Restoration Plan (As amended through July 15, 1998) incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 1998.

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

  * (r) Amendment No. 2 to The Newhall Land and Farming Company Retirement Plan dated August 1, 1996 incorporated by reference to the Company's Annual Report on Form 10-K for the quarter ended December 31, 1996.

  * (s) Amendment No. 3 to The Newhall Land and Farming Company Retirement Plan dated July 15, 1998, incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 1998.

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

  * (v) First Amendment to The Newhall Land and Farming Company 1995 Option/Award Plan dated November 19, 1997 incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  * (w) Form of award for premium price options granted under The Newhall Land and Farming Company 1995 Option/Award Plan incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K (CONTINUED)

  * (x) Amendment No. 2 to The Newhall Land and Farming Company Savings Plan dated July 15, 1998, incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 1998.

      (y) Valencia Marketplace Purchase and Sale Agreement dated January 7, 1998 and subsequent First, Second, Third and Fourth Amendments incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1998.

      (z) Fifth Amendment dated May 29, 1998 to the Valencia Marketplace Purchase and Sale Agreement incorporated by reference to the Company's Report on Form 8-K filed June 19, 1998.

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

(b) No report on Form 8-K was filed in the fourth quarter ended December 31, 1998.

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

                                THE NEWHALL LAND AND FARMING COMPANY
                                  (a California Limited Partnership)
                                               Registrant

                                 By    Newhall Management Limited Partnership,
                                         Managing General Partner

                                 By    Newhall Management Corporation,
                                         Managing General Partner

Date:  March 17, 1999            By     /s/  THOMAS L. LEE
                                       ------------------------------------
                                       Thomas L. Lee
                                       Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 17, 1999            By         /s/ THOMAS L. LEE
                                            ------------------------------------
                                            Thomas L. Lee, Chairman
                                            and Chief Executive Officer
                                            Newhall Management Corporation
                                            (Principal Executive Officer)

Date:  March 17, 1999            By         /s/ STUART R. MORK
                                            ------------------------------------
                                            Stuart R. Mork

                                            Senior Vice President and
                                            Chief Financial Officer
                                            Newhall Management Corporation
                                            (Principal Financial Officer)

Date:  March 17, 1999            By         /s/   DONALD L. KIMBALL
                                            ------------------------------------
                                            Donald L. Kimball, Vice President -
                                            Finance and Controller
                                            Newhall Management Corporation
                                            (Principal Accounting Officer)

Directors of Newhall Management Corporation:

Date:  March 17, 1999                  By  /s/   George L. Argyros
                                           -----------------------------------
                                                     George L. Argyros

Date:  March 17, 1999                  By  /s/   Gary M. Cusumano
                                           -----------------------------------
                                                     Gary M. Cusumano

Date:  March 17, 1999                  By  /s/   Thomas L. Lee
                                           -----------------------------------
                                                     Thomas L. Lee

Date:  March 17, 1999                  By  /s/   Thomas V. McKernan, Jr.
                                           -----------------------------------
                                                     Thomas V. McKernan, Jr.

Date:  March 17, 1999                  By  /s/   Henry K. Newhall
                                           -----------------------------------
                                                     Henry K. Newhall

Date:  March 17, 1999                  By  /s/   Jane Newhall
                                           -----------------------------------
                                                     Jane Newhall

Date:  March 17, 1999                  By   /s/   Peter T. Pope
                                           -----------------------------------
                                                     Peter T. Pope

Date:  March 17, 1999                  By   /s/   Carl E. Reichardt
                                           -----------------------------------
                                                     Carl E. Reichardt

Date:  March 17, 1999                  By   /s/   Thomas C. Sutton
                                           -----------------------------------
                                                     Thomas C. Sutton

Date:  March 17, 1999                  By   /s/   Barry Lawson Williams
                                           -----------------------------------
                                                     Barry Lawson Williams

Date:  March 17, 1999                  By   /s/   Ezra K. Zilkha
                                           -----------------------------------
                                                     Ezra K. Zilkha

                      The Newhall Land and Farming Company
                   SCHEDULE III - REAL ESTATE AND ACCUMULATED
                                  DEPRECIATION
                                December 31, 1998
                             (Dollars in thousands)

                                                                                                Gross Amount at Which Carried
                                               Initial Cost of Development       Costs            at December 31, 1998 (C)
                                               ---------------------------     Capitalized    -----------------------------------
                                     Encum-                  Buildings and      Subsequent              Buildings and
Description                          brances    Land         Improvements     to Completion   Land      Improvements    Total
-----------                          -------  -------        -------------    -------------   -----     -------------  -------
OPERATING PROPERTIES
--------------------
Apartments
Northglen                              (A)    $   744        $   12,797         $   (83)       $   744     $ 12,714    $13,458
Portofino                              (A)      2,031            13,656               7          2,031       13,663     15,694
SkyCrest                               (A)      3,661            18,620             -            3,661       18,620     22,281

Shopping Centers
Valencia Town Center                $56,163    22,136            41,425           3,213         22,136       44,638     66,774
Valencia Town Center -
 Ring Road                                        -              12,009             -              -         12,009     12,009
River Oaks                             (A)      2,354             5,302             820          2,354        6,122      8,476
NorthPark Village Square                        2,642             5,506             -            2,642        5,506      8,148
Castaic Village                                 5,384             6,319             -            5,384        6,319     11,703

HOTEL
-----
Valencia Hilton Garden Inn (B)                    -                 -               -              -           -          -
Hyatt Valencia Hotel and
 Conference Center                                -              41,594             -              -         41,594     41,594

OFFICE AND MIXED USE PROJECTS
-----------------------------
Town Center Office
 Building                                       1,547             7,474             -            1,547        7,474      9,021
City Center Office Building                     2,614             4,192           1,426          2,614        5,618      8,232
Six Story Office Building                         -              13,854             -              -         13,854     13,854
Plaza del Rancho                                1,457             4,621             -            1,457        4,621      6,078

SINGLE TENANT FACILITIES
------------------------
Office/Records Storage                            569             2,151             -              569        2,151      2,720
Retail Store - Trader Joe's                       269               546             -              269          546        815
Spectrum Health Club                            1,000             6,156             -            1,000        6,156      7,156
Restaurant - El Torito                            248               802             -              248          802      1,050
Restaurant - Hamburger Hamlet                     459               708             -              459          708      1,167
Restaurant - Red Lobster                          134               -               -              134            -        134
Restaurant - Wendy's                               91               300             -               91          300        391

OTHER PROPERTIES AND LAND
UNDER LEASE                                       979             1,368              20            979        1,388      2,367
-------------------------           -------   -------          --------          ------        -------     --------   --------
TOTAL OPERATING PROPERTIES           56,163    48,319           199,400           5,403         48,319      204,803    253,122
                                    -------   -------          --------          ------        -------     --------   --------
PROPERTIES UNDER DEVELOPMENT
----------------------------

Entertainment Complex                             -               9,238             -              -          9,238      9,238
VTC Office Retail                                                 3,253                                       3,253      3,253
Valencia Town Center Apartments                   -               6,720             -              -          6,720      6,720
Parking Structures                                                9,787                                       9,787      9,787
Preconstruction costs -
 various other projects                           -               6,035             -              -          6,035      6,035
                                    -------   -------          --------          ------        -------     --------   --------
TOTAL PROPERTIES UNDER
 DEVELOPMENT                            -         -              35,033             -              -         35,033     35,033
                                    -------   -------          --------          ------        -------     --------   --------
TOTAL                               $56,163   $48,319          $234,433          $5,403        $48,319     $239,836   $288,155
                                    -------   -------          --------          ------        -------     --------   --------
                                    -------   -------          --------          ------        -------     --------   --------



                                                    Year
                                   Accumulated    Completed/  Depreciable
Description                        Depreciation   Acquired       Lives
-----------                       -------------   ----------  -----------
OPERATING PROPERTIES
--------------------
Apartments
Northglen                         $  (6,217)        1988         (D)
Portofino                            (6,075)        1989         (D)
SkyCrest                             (2,252)        1997         (D)

Shopping Centers
Valencia Town Center                (14,479)        1992         (D)
Valencia Town Center -
 Ring Road                              (28)        1998         (D)
River Oaks                           (2,393)        1987         (D)
NorthPark Village Square               (528)        1996         (D)
Castaic Village                      (1,576)        1992         (D)

HOTEL
-----
Valencia Hilton Garden Inn (B)          -           1991         (D)
Hyatt Valencia Hotel and
 Conference Center                     (569)        1998         (D)

OFFICE AND MIXED USE PROJECTS
-----------------------------
Town Center Office
 Building                              (593)        1996         (D)
City Center Office Building          (2,197)        1991         (D)
Six Story Office Building               (90)        1998         (D)
Plaza del Rancho                       (313)        1997         (D)

SINGLE TENANT FACILITIES
------------------------
Office/Records Storage                 (148)        1996         (D)
Retail Store - Trader Joe's             (80)        1994         (D)
Spectrum Health Club                   (332)        1997         (D)
Restaurant - El Torito                 (364)        1986         (D)
Restaurant - Hamburger Hamlet          (245)        1990         (D)
Restaurant - Red Lobster                -           1986         (D)
Restaurant - Wendy's                   (108)        1984         (D)

OTHER PROPERTIES AND LAND
UNDER LEASE                            (856)       Various       (D)
-------------------------          --------
TOTAL OPERATING PROPERTIES          (39,443)
                                   --------
PROPERTIES UNDER DEVELOPMENT
----------------------------

Entertainment Complex                   -
VTC Office Retail
Valencia Town Center Apartments         -
Parking Structures
Preconstruction costs -
 various other projects                 -
                                   --------
TOTAL PROPERTIES UNDER
 DEVELOPMENT                            -
                                   --------
TOTAL                              $(39,443)
                                   --------
                                   --------

                       The Newhall Land and Farming Company
                           SCHEDULE III (CONTINUED)
                              December 31, 1998

(A) Part of a portfolio mortgage secured by five properties, including the Company's headquarters building, with a remaining principal balance of $44.7 million at December 31, 1998.

(B)  Joint venture accounted for as an equity investment.

(C) The aggregate cost for federal income tax purposes is approximately $307,999 at December 31, 1998.

(D) Reference is made to Note 2 of the Notes to Consolidated Financial Statements for information related to depreciation.

(E) Reconciliation of total real estate carrying value for the three years ended December 31, 1998 are as follows:
     (In thousands)

                                                           1998               1997                  1996
                                                         ---------          ---------            ---------
     Balance at beginning of period                      $ 262,634          $ 215,193            $ 161,532
       Additions:
        Cash expenditures                                  101,789             69,403               70,471
       Deletions:
        Cost of real estate sold                           (76,268)           (21,962)             (16,810)
                                                         ---------          ---------            ---------
     Balance at end of period                            $ 288,155          $ 262,634            $ 215,193
                                                         ---------          ---------            ---------
                                                         ---------          ---------            ---------


(F) Reconciliation of real estate accumulated depreciation for the three years ended December 31, 1998 are as follows:
     (In thousands)

                                                            1998               1997                 1996
                                                          --------           --------             --------
     Balance at beginning of period                       $ 35,431           $ 32,552             $ 27,028
       Additions:
        Charged to expense                                   7,277              7,466                5,528
        Other                                                    -                  -                  262
       Deletions:
        Cost of real estate sold                            (3,265)            (4,587)                (266)
                                                          --------           --------             --------
     Balance at end of period                             $ 39,443           $ 35,431             $ 32,552
                                                          --------           --------             --------
                                                          --------           --------             --------

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors of Newhall Management Corporation and Partners of The Newhall Land and Farming Company:

Under date of January 20, 1999, we reported on the consolidated balance sheets of The Newhall Land and Farming Company and subsidiaries as of December 31, 1998, and 1997, and the related consolidated statements of income, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related schedule of real estate and accumulated depreciation as of December 31, 1998 and for each of the years in the three year period then ended. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Los Angeles, California                   /S/ KPMG LLP
January 20, 1999

                      THE NEWHALL LAND AND FARMING COMPANY

                                INDEX TO EXHIBITS

         Item 14(a)3


         Exhibit
         Number               Description
         -------              -----------
          11          Computation of earnings per unit

          21          Subsidiaries of the Registrant

          23          Independent Auditors' Consent

          27          Financial Data Schedule