Form 10-Q
period 1999-03-31
NEWHALL LAND & FARMING CO /CA/
filed 1999-05-13
CIK 751976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to _________

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

                                (661) 255-4000
             (Registrant's telephone number, including area code)


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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

                                                                      Three Months Ended
IN THOUSANDS, EXCEPT PER UNIT                                              March 31
-----------------------------                                     --------------------------
                                                                    1999               1998
                                                                  -------            -------
REVENUES
 Real estate
    Residential home and land sales                               $ 4,300            $ 8,634
    Industrial and commercial sales                                19,986              2,673
    Commercial operations
       Income-producing properties                                 11,307              9,678
       Valencia Water Company                                       2,238              1,725
                                                                  -------           --------
                                                                   37,831             22,710
                                                                  -------           --------
 Agriculture
    Operations                                                        485                729
    Ranch sales                                                     3,957                323
                                                                  -------           --------
                                                                    4,442              1,052
                                                                  -------           --------
   Total revenues                                                 $42,273            $23,762
                                                                  -------           --------
                                                                  -------           --------
CONTRIBUTION TO INCOME
 Real estate
    Residential home and land sales                               $  (207)           $ 1,080
    Industrial and commercial sales                                 8,407               (559)
    Community development                                          (2,021)            (1,654)
    Commercial operations
      Income-producing properties                                   3,748              5,426
      Valencia Water Company                                          401                318
                                                                  -------           --------
                                                                   10,328              4,611
                                                                  -------           --------
 Agriculture
    Operations                                                        180                669
    Ranch sales                                                     2,847                323
                                                                  -------           --------
                                                                    3,027                992
                                                                ----------      -------------
Operating income                                                   13,355              5,603
General and administrative expense                                 (2,652)            (2,719)
Expense from unit ownership plans                                     -                 (400)

Interest and other, net                                            (2,420)            (2,227)
                                                                  -------           --------
Net income                                                        $ 8,283            $   257
                                                                  -------           --------
                                                                  -------           --------
Net income per unit                                               $  0.26            $  0.01
                                                                  -------           --------
                                                                  -------           --------
Net income per unit - diluted                                     $  0.25            $  0.01
                                                                  -------           --------
                                                                  -------           --------
Number of units used in computing per unit amounts:
 Net income per unit                                               32,448             34,535
 Net income per unit - diluted                                     32,752             34,986
Cash distributions per unit:
 Regular                                                          $  0.10            $  0.10
 Special                                                             0.22               0.12


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


CONSOLIDATED  BALANCE  SHEETS

                                                                     March 31,            December 31,
IN THOUSANDS                                                           1999                   1998
------------                                                         ---------            ------------
                                                                     UNAUDITED
ASSETS
 Cash and cash equivalents                                           $    692             $  2,188
 Accounts and notes receivable                                         42,566               30,255
 Land under development                                                54,546               47,667
 Land held for future development                                      30,553               30,553
 Income-producing properties, net                                     257,222              248,712
 Property and equipment, net                                           60,212               58,836
 Other assets and deferred charges                                     15,123               13,996
                                                                     --------             --------
                                                                     $460,914             $432,207
                                                                     --------             --------
                                                                     --------             --------
LIABILITIES AND PARTNERS' CAPITAL
 Accounts payable                                                    $ 27,813             $ 28,716
 Accrued expenses                                                      43,627               43,196
 Deferred revenues                                                      9,939               10,041
 Mortgage and other debt                                              200,723              157,609
 Advances and contributions from developers for
   utility construction                                                27,498               26,466
 Other liabilities                                                     22,891               22,366
                                                                     --------             --------
        Total liabilities                                             332,491              288,394

 Partners' capital
  32,157 units outstanding, excluding 4,615 units in
     treasury (cost-$95,873), at March 31, 1999 and
  32,676 units outstanding, excluding 4,096 units in
     treasury (cost-$83,530), at December 31, 1998                    128,423              143,813
                                                                     --------            ---------
                                                                     $460,914             $432,207
                                                                     --------             --------
                                                                     --------             --------

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                                                      Three Months Ended
IN THOUSANDS                                                                March 31
------------                                                    ------------------------------
                                                                  1999                  1998
                                                                --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $  8,283              $    257
  Adjustments to reconcile net income to net
    cash provided by operating activities:

    Depreciation and amortization                                  3,133                 2,523
    Increase in land under development                           (16,425)              (14,296)
    Cost of sales and other inventory changes                      9,546                 6,328
    (Increase) decrease in accounts and notes receivable         (12,311)                  669
    (Decrease) increase in accounts payable, accrued
       expenses and deferred revenues                               (574)                6,298
    Cost of property sold                                          3,782                   633
    Other adjustments, net                                           267                 1,867
                                                                --------              --------
  Net cash (used in) provided by operating activities             (4,299)                4,279
                                                                --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Development of income-producing properties                     (14,044)              (19,079)
  Purchase of property and equipment                              (3,644)               (1,745)
  Distribution from (investment in) joint venture                     18                   (41)
                                                                --------              --------
  Net cash used in investing activities                          (17,670)              (20,865)
                                                                --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions paid                                             (10,459)               (7,598)
  Increase in mortgage and other debt                             43,114                21,693
  Increase in advances and contributions from
     developers for utility construction                           1,032                   840
  Purchase of partnership units                                  (12,909)
  Other, net                                                        (305)                  385
                                                                --------              --------
  Net cash provided by financing activities                       20,473                15,320
                                                                --------              --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         (1,496)               (1,266)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     2,188                 2,770
                                                                --------              --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $    692              $  1,504
                                                                --------              --------
                                                                --------              --------

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Accounting Policies
---------------------------

The consolidated financial statements include the accounts of The Newhall Land and Farming Company and its subsidiaries, all of which are wholly-owned (collectively, "the Company"). All significant intercompany balances and transactions are eliminated.


The Company's unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments necessary for a fair statement of the results of operations for the three months ended March 31, 1999 and 1998 have been made. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found on pages 30 through 38 of the December 31, 1998 Annual Report to Partners and particularly to Note 2 therein which includes a summary of significant accounting policies. Certain reclassifications have been made to prior periods' amounts to conform to the current period presentation.

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


Note 2. Details of Land Under Development
-----------------------------------------


(In $000)                                             March 31,       December 31,
                                                        1999             1998
                                                    -----------     ------------
                                                    (Unaudited)
Valencia
    Residential land development                       $ 2,558        $ 1,166
    Industrial and commercial land development          36,782         32,686
    Homes completed or under construction
         with venture partners                          14,056         13,525
Agriculture                                              1,150            290
                                                       -------        -------
         Total land under development                  $54,546        $47,667
                                                       -------        -------
                                                       -------        -------


Note 3. Details for Earnings per Unit Calculation
-------------------------------------------------



(UNAUDITED)                                  Income              Units
(in 000's except per unit)                 (numerator)       (denominator)       Per Unit
                                           -----------       -------------       --------
For three months ended March 31, 1999
Net income per unit
  Net income available to unitholders        $8,283              32,448            $0.26
Effect of dilutive securities
  Unit options                                    -                 304             (.01)
                                             ------              ------            -----
Net income per unit - diluted                $8,283              32,752            $0.25
                                             ------              ------            -----
                                             ------              ------            -----

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Note 3 (continued)

                                                 Income               Units
(in 000's except per unit)                     (numerator)        (denominator)       Per Unit
                                               -----------        -------------       --------
For three months ended March 31, 1998
Net income per unit
  Net income available to unitholders              $257               34,535            $0.01
Effect of dilutive securities
  Unit options                                        -                  451               -
                                                   ----               ------            -----
Net income per unit - diluted                      $257               34,986            $0.01
                                                   ----               ------            -----

Note 4. Details of Income-Producing Properties and Property and Equipment
-------------------------------------------------------------------------


(In $000)
                                                   March 31,       December 31,
Income-producing properties                          1999              1998
                                                  -----------      ------------
                                                  (Unaudited)
    Land                                           $ 48,319           $ 48,319
    Buildings                                       121,673            119,453
    Other                                             8,288             14,611
    Properties under development                    117,445            105,772
                                                   --------           --------
                                                    295,725            288,155
    Accumulated depreciation                        (38,503)           (39,443)
                                                   --------           --------
                                                   $257,222           $248,712
                                                   --------           --------
                                                   --------           --------
Property and equipment
    Land                                           $  3,719           $  4,819
    Buildings                                         5,469              5,600
    Equipment                                         8,972              8,993
    Water supply systems, orchards and other         69,088             68,688
    Construction in progress                          9,251              7,172
                                                   --------           --------
                                                     96,499             95,272
    Accumulated depreciation                        (36,287)           (36,436)
                                                   --------           --------
                                                   $ 60,212           $ 58,836
                                                   --------           --------
                                                   --------           --------

Note 5.  Business Segment Reporting   (Unaudited)
-----------------------------------

The following table provides financial information regarding revenues from external customers, income and total assets for the Company's business segments and also provides a reconciliation to the Company's consolidated totals:

                                         THREE MONTHS ENDED MARCH 31, 1999
                                    -------------------------------------------
                                                    Contribution
                                    Revenues          to Income          Assets
                                    --------        ------------      ---------
Real Estate
  Residential                        $ 4,300          $  (147)         $ 19,492
  Industrial and commercial           19,986            8,477            76,118
  Community development                  -             (1,966)           18,369
  Income-producing properties         11,307            3,763           262,192
  Valencia Water Company               2,238              426            57,316
Agriculture                            4,442            3,047            19,798
Central administration                  -              (2,397)            7,629
                                     -------          -------          --------
                                      42,273           11,203           460,914
Interest and other, net                  -             (2,420)              -
All other                                -               (500)              -
                                     $42,273          $ 8,283          $460,914
                                     -------          -------          --------
                                     -------          -------          --------

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

Comparison of First Quarter 1999 to First Quarter 1998
------------------------------------------------------
UNAUDITED

   The amounts of increase or decrease in revenues and income from the prior year first quarter are as follows (in 000s, except per unit):

                                                            Increase (Decrease)
                                                            -------------------
                                                              Amount       %
                                                            --------     ------
REVENUES
  Real Estate
    Residential home and land sales                          $(4,334)     -50%
    Industrial and commercial sales                           17,313      648%
    Commercial operations
      Income-producing properties                              1,629       17%
      Valencia Water Company                                     513       30%
                                                             -------     -----
                                                              15,121       67%
                                                             -------     -----
  Agriculture
     Operations                                                 (244)     -33%
     Ranch sales                                               3,634
                                                                         1125%
                                                             -------     -----
Total revenues                                               $18,511       78%
                                                             -------     -----
                                                             -------     -----
CONTRIBUTION TO INCOME
  Real Estate
    Residential home and land sales                          $(1,287)    -119%
    Industrial and commercial sales                            8,966     1604%
    Community development                                       (367)     -22%
    Commercial operations
      Income-producing properties                             (1,678)     -31%
      Valencia Water Company                                      83       26%
                                                             -------     -----
                                                               5,717      124%
  Agriculture
    Operations                                                  (489)     -73%
    Ranch sales                                                2,524      781%
                                                             -------     -----
 Operating income                                              7,752      138%
 General and administrative expense                               67        2%
 Expense from unit ownership plans                               400      100%
 Interest and other, net                                        (193)      -9%
                                                             -------     -----
 Net income                                                  $ 8,026     3123%
                                                             -------     -----
                                                             -------     -----
 Net income per unit                                         $  0.25     2500%
                                                             -------     -----
                                                             -------     -----
 Net income per unit - diluted                               $  0.24     2400%
                                                             -------     -----
                                                             -------     -----
 Number of units used in computing per unit amounts:
    Net income per unit                                       (2,087)      -6%
                                                             -------     -----
                                                             -------     -----
    Net income per unit - diluted                             (2,234)      -6%
                                                             -------     -----
                                                             -------     -----

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The increases and decreases in revenues and income for the three months are attributable to the following:

For the quarter ended March 31, 1999, revenues totaled $42.3 million and income totaled $8.3 million compared with revenues of $23.8 million and income of $257,000 for the first quarter of 1998. The major contributors to 1999 first quarter results were sales of the Company's remaining 85 acres at the Cowell Ranch in northern California and the last three parcels totaling 3,077 acres at the Merced Ranch. These two transactions combined added $13.9 million to revenues and $11.1 million to income.

RESIDENTIAL HOME AND LAND SALES

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

During the first quarter of 1999, merchant builders and the Company's joint ventures sold 122 homes, compared with 170 homes sold in the year earlier quarter. The decline is due to current supply constraints in Valencia's new home inventory, as five residential housing projects sold out during 1998, two sold out in the 1999 first quarter and three additional projects sold out and are waiting for the homes to close escrow.

Merchant Builder Program
------------------------

During the first quarter of 1999, no lot sales closed escrow and a net loss of $207,000 was recorded for the residential division after deducting operating expenses. However, 1,200 residential lots will be marketed in 1999. The major emphasis for lot sales is at Bridgeport, the Company's new lake lifestyle village, where two builders are currently in escrow with 273 lots on 33 acres for $26.4 million with closings scheduled later this year. All escrow closings are subject to market and other conditions.

Bridgeport, when fully developed, will offer a broad spectrum of housing opportunities including homes on a gated island, and its amenities include a private beach club, an elementary school and park. There is substantial interest by merchant builders in the remaining lots in Bridgeport and three builders have been selected to bid on each of the remaining parcels. The Company is in serious negotiations with Kaufman & Broad Home Corporation for the remaining 294 lots in the Hasley Hills area north of Valencia. This summer, Kaufman & Broad expects to begin selling homes on 445 residential lots purchased from the Company last year in the Hasley Hills area.

In the 1998 first quarter, 37 residential lots in Valencia NorthPark closed escrow adding $2.6 million to revenues and $724,000 to income. The 1998 first quarter also included revenues totaling $1.9 million and income of $603,000 recognized from prior residential lot sales under percentage of completion accounting. At March 31, 1998, 445 unimproved residential lots were in escrow for $12.5 million.

Joint Venture Program
---------------------

In the 1999 first quarter, 26 escrow closings at Cheyenne, a joint venture with EPAC for 166 townhomes, contributed $4.2 million to revenues and $304,000 to income. At March 31, 1999, 95 homes remained in this project of which 31 homes were in escrow and 19 had been reserved. At Avignon, also a joint venture with EPAC, of the 48 homes remaining in this luxury 76-townhome project, 26 homes were in escrow and three had been reserved at March 31, 1999. To increase absorption in a strong market, the Company is now concentrating its efforts on lot sales to merchant buildings and no new joint ventures are planned in 1999.

During the first quarter of 1998, 18 escrow closings at Nouvelle, a joint venture with Warmington Homes, contributed $4.0 million to revenues and $351,000 to income. Cheyenne opened during the 1998 first quarter and, at the end of the quarter, 45 of the 49 homes released for sale had been reserved. At Avignon, of 29 homes released for sale, 12 were in escrow and seven were reserved at March 31, 1998. A total of 32 joint-venture homes were in escrow at March 31, 1998.

INDUSTRIAL AND COMMERCIAL SALES

In the 1999 first quarter, escrow closed on four industrial parcels in Valencia Commerce Center. Sale of these parcels, totaling 15.1 acres, contributed $6.9 million to revenues and $1.0 million to income. One of the parcels, consisting of 8.5 acres, will be developed with a 170,000-square-foot build-to-suit with escrow closing on the building upon completion. Also during the quarter, escrow closed on the Company's last remaining large parcel at the Cowell Ranch in northern California. The sale contributed $8.2 million to income in the first quarter of 1999.

At March 31, 1999, five industrial parcels totaling 16.5 acres for $13.9 million including a 110,000-square-foot build-to-suit on 5.2 acres and five commercial parcels totaling 41.5 acres for $38.4 million were in escrow with closings scheduled during the remainder of 1999. The largest commercial parcel, a 32.8-acre site for $31.8 million, has been approved for 900 apartments in South River adjacent to Valencia Town Center. This sale is expected to contribute approximately $18.8 million to income in 1999 and is scheduled to close during the second quarter. The sale is evidence of the strong demand for apartments and the high values for land adjacent to Valencia Town Center. All escrow closings are subject to market and other conditions.

After two years of record land sales, which ultimately will add 5,000 new jobs, the Company's primary marketing efforts this year are concentrated on absorbing new space being built. While the Company's goal is to sell an average of about 70 acres annually, this year will likely be in the 30 - 50 acre range, due to the high level of activity in 1998. However, strong interest has been expressed in some available large parcels in Valencia Commerce Center which may increase the activity level in 1999.

Even with record industrial sales in 1998, the vacancy rate in Valencia's two industrial parks was 3.5% at March 31, 1999. This compares with an all-time low of 5.4% throughout Los Angeles County where there is a shortage of developable land and suitable buildings to meet the expansion needs of growing companies. The Company has approximately 500 acres of industrial land available for sale in Valencia, which will support about 10 million square feet of building space. Industrial acreage also is planned for the Newhall Ranch project adjacent to Valencia.

In the first quarter of 1998, two industrial parcels totaling 3.9 acres closed escrow, contributing $1.9 million to revenues and $511,000 to income. In addition, one small industrial building on one-half acre closed escrow as part of the Company's build-to-suit and build-to-lease program for $720,000, adding $94,000 to income. After deducting for operating expenses, a net loss of $599,000 was recorded for the first quarter of 1998.

COMMUNITY DEVELOPMENT

The Company's community development activities are focused on securing the necessary entitlements as well as an intensified strategic marketing program to support the buildout of Valencia by 2005 and begin the development of Newhall Ranch, the next new town to be developed on the Company's 12,000 acres west of Valencia. The Company's ability to achieve its goals and increase the pace of development is contingent upon obtaining the necessary entitlements from the County of Los Angeles and the City of Santa Clarita.

On March 23, 1999, the Los Angeles County Board of Supervisors gave final approval for the 21,600-home Newhall Ranch project. The project will include 1,000 gross acres of commercial, industrial and mixed-use development and feature the dedication of over 6,100 acres of high country and river open space to the community. As part of the Board's action, the Environmental Impact Report (EIR) was certified and approval given to the general plan amendment, zoning change, and tentative parcel map associated with the Newhall Ranch Specific Plan. In approving the parcel map, the project was subdivided into 30 parcels, adding further value to the land. The Company will begin processing subdivision maps and applications for permits, which need approval before development can begin. Initial development is expected to start in 2002.

As a result of the final approval, four separate petitions have been filed against the County of Los Angeles and the Los Angeles County Board of Supervisors, and name the Company as a real party in interest. The four actions are petitions for Writs of Mandate and were filed in the Ventura County (California) Superior Court. The petitions were filed by: 1) Ventura County (California), Ventura County Flood Control District, Ventura County Air Pollution Control District and certain municipalities located within the County of Ventura (petition filed on April 21, 1999); 2) United Water Conservation District (petition filed on April 21, 1999); 3) Sierra Club, Friends of the Santa Clara River and Santa Clarita Organization for Planning the Environment (petition filed on April 22, 1999); and 4) Maria Vega, et al. (petition filed on April 22, 1999). In general, the petitions allege violation of the California Subdivision Map Act for illegally subdividing parcels that cross the county border; violations of the California Environmental Quality Act; inconsistency between the Los Angeles County General Plan and Specific Plan; and violation of the housing element of the County General Plan as it relates to affordability and discrimination.

The Company prepared the EIR in a thorough manner and is confident that it can withstand legal challenge. Moreover, the Company believes that many of the issues raised in the petitions were addressed and resolved during the administrative process before the Los Angeles County Board of Supervisors.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Board of Supervisors also gave initial approval to the Company's 1,711-home Westridge Golf Course Community on March 23, 1999. Final approval is expected this summer. This community will surround a Tournament Players Club (TPC) championship golf course, a joint venture between Newhall Land and PGA TOUR Golf Course Properties.

Community development expenses increased 22% in 1999 from the prior year first quarter primarily due to entitlement expenses for Newhall Ranch. With the continued focus on obtaining entitlements and strategic marketing to support forecasted demand, expenses for the year are expected to continue at or exceed this increased level over 1998.

For the 1998 first quarter, entitlement-related expenses decreased by 22% from the prior year quarter due to final approvals received for several Valencia projects in 1997, including North Hills, which was sold to Taylor Woodrow in 1997. Additional approvals received in 1997 included 458 homes in Decoro Highlands, 900 apartments in South River and 1,100 homes in the Bridgeport lake community.

INCOME-PRODUCING PROPERTIES

The Company's commercial portfolio is a relatively stable source of earnings and cash flow that also provides debt capacity to grow the Company and working capital for continuing operations. For the first quarter of 1999, revenues increased 17% and income decreased 31% from the year earlier quarter. Increased depreciation associated with new properties and the strategic sale of Valencia Marketplace in June 1998 contributed to the variances in revenues and income. These factors will result in 1999 earnings from the portfolio being lower than in 1998.

Contributing to the income portfolio's 1999 results were excellent retail and apartment occupancy rates and favorable rents. Among the new projects, 54,000 square feet of new retail space completed in the fourth quarter of 1998 along Town Center Drive is 56% leased and tenant improvements are underway at Town Center Plaza, the 26,000 square feet of retail and office space adjacent to the new Hyatt Valencia Hotel, which is 60% leased. The entertainment complex, which will include an IMAX 3-D Theatre, 11 additional movie screens, a Borders bookstore, restaurants and other retail space, will open this summer and is 80% leased.

The Company's shopping centers are all performing well with high occupancy rates. At March 31, 1999, occupancy at Valencia Town Center shopping mall was 97% leased including short-term tenants. At NorthPark Village Square, Rite-Aid opened in a 16,700-square-foot building in February and 5,600 square feet of additional space is being marketed. River Oaks and Castaic Village neighborhood shopping centers were 100% and 99% leased, respectively. Plaza del Rancho, the mixed-use project in Valencia Industrial Center, which opened in the summer of 1998, was 93% leased with plans for expansion.

Vacancy rates at the Company's three apartment complexes have improved following a decline in the fourth quarter of 1998 with occupancy averaging 91% at March 31, 1999. With new jobs being created throughout Valencia, demand for apartments is increasing. To meet this demand, the Company has 525 apartments under construction or planned to start this year. Montecito, a 210-unit, high-end apartment complex in Valencia Town Center, is scheduled for completion this summer, with move-ins scheduled beginning in June. These rental homes, including 14 townhouses, overlook Valencia Country Club and will command the highest rents in the Valencia area. Montecito is currently being pre-leased, even without models. Construction is expected to start later this year on a second apartment project with 315 units in Valencia NorthPark. These apartments will be larger in size than Montecito, appealing to families.

As the number of commercial income properties built each year increases, sales of mature income properties may be made on a selective basis, allowing the Company to benefit from strong capitalization rates and to maximize the return on its investment in the portfolio as a whole.

VALENCIA WATER COMPANY

Valencia Water Company is a regulated public water utility and a wholly owned subsidiary of the Company. Revenues and income from Valencia Water Company increased 30% and 26% in 1999, respectively, from the prior year first quarter as the utility continued to expand its metered customer base which now exceeds 20,000. Results for 1999 should improve over the previous year, with drier weather already experienced this year and an expanded customer base.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

AGRICULTURAL OPERATIONS

Revenues and income from agriculture and energy operations decreased by 33% and 73%, respectively, for the 1999 first quarter due to lower oil and gas prices and additional income recognized in the first quarter of 1998 for crop price adjustments.

RANCH SALES

The Company's three remaining parcels totaling 3,077 acres at the Merced Ranch closed escrow during the 1999 first quarter adding $4.0 million to revenues and $2.8 million to income. The sale is part of a strategic plan to sell land not suitable for development. As part of that plan, the remaining 36,000 acres at the Suey Ranch in Santa Barbara and San Luis Obispo counties are being marketed. No sale of farmland was completed in the 1998 first quarter.

GENERAL AND ADMINISTRATIVE EXPENSE

In the 1999 first quarter, general and administrative expenses were approximately the same as the prior year quarter. For the year, general and administrative expenses are expected to be approximately the same as in 1998.

EXPENSE FROM UNIT OWNERSHIP PLANS

In the 1998 first quarter, an expense of $400,000 was recorded for increases in the market price of partnership units in connection with appreciation rights on outstanding, non-qualified options granted prior to 1992. No expense was recorded in the 1999 first quarter.

INTEREST AND OTHER

Increased debt outstanding against lines of credit in the current year partially offset by higher interest income from notes receivable from land sales are the primary factors contributing to a 9% increase in net interest expense. For the year, higher debt levels due to the continuing planned expansion of the Company's income portfolio and unit repurchases are expected to increase net interest expense compared to 1998.


                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had cash and cash equivalents of $692,000 and $63.9 million in available lines of credit to fund operations, net of $25.1 million in letters of credit. Borrowings outstanding totaled $73 million against unsecured lines of credit and $40 million against a revolving mortgage facility. The Company believes it has adequate sources of cash from operations and debt capacity, including lines of credit, to finance future operations and take advantage of new development opportunities. At March 31, 1999, there was no debt against raw land or land under development inventories.

There are no material commitments for capital expenditures other than the Company's plans in the ordinary course of business to develop its portfolio of income-producing properties. In 1999, the Company expects to invest approximately $50 million in new income-producing properties. This follows the $100 million invested in 1998. In addition, approximately $30 million is expected to be invested into major roads and freeway improvements in 1999 to enable the Company to close additional land sales.

In the 1999 first quarter, the Company repurchased 542,180 of its partnership units, or 1.7% of the amount outstanding at December 31, 1998, at an average price of $23.81. At March 31, 1999, 729,592 units remained authorized for repurchase from a one million unit repurchase program approved by the Board of Directors on January 20, 1999. The unit repurchases are being made because management and the Board believe the current price is at a significant discount from the underlying value and does not reflect the Company's current performance and future outlook. During 1998, a total of 1,909,613 units was repurchased, or 5.5% of the amount outstanding at the beginning of 1998, at an average price of $25.68.

On March 1, 1999, the Company completed the refinancing of a portfolio mortgage with a remaining principal balance of $44.6 million. The portfolio mortgage with Prudential had a rate of 8.995% and was secured by five of the Company's commercial properties. The Prudential loan was replaced by three financings totaling $50 million. The new loans are secured by the Company's three apartment complexes and will mature in ten years. The loans were obtained from the Federal Home Loan Mortgage Corporation at a 6.51% weighted average interest rate.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Annual interest savings on the refunded portion alone are $1.1 million. Net of the refunding payment and transaction costs, proceeds of $4.4 million were used to pay down lines of credit.

The following discussion relates to principal items on the Consolidated Statement of Cash Flows:

Operating Activities
--------------------

Net cash used by operating activities totaled $4.3 million for the 1999 first quarter. Cash provided from operating activities included sales of 15.1 acres of industrial land, 26 joint-venture homes, three parcels totaling 3,077 acres at the Merced Ranch and the Company's remaining acreage at the Cowell Ranch in northern California. These sales combined generated $15.2 million in cash and $11.2 million in notes.

Expenditures for land under development inventories totaled $16.4 million and were offset by $9.5 million in cost of sales relief. Expenditures for Valencia area land preparation, infrastructure and home construction totaled $15.3 million with the remainder primarily for agricultural crop costs.

Investing Activities
--------------------

Expenditures for development of income-producing properties totaled $14.0 million for the first three months of 1999. Major expenditures included $3.4 million for Montecito apartments and $7.9 million for various retail/office/entertainment projects in Valencia Town Center. Purchase of property and equipment was primarily for water utility construction.

Financing Activities
--------------------

A quarterly distribution totaling $10.5 million was paid during the 1999 first quarter which consisted of a $.10 per unit quarterly distribution and $.22 per unit special distribution. As previously discussed, on March 1, 1999, a $44.6 million portfolio mortgage financing was replaced with three financings totaling $50 million secured by the Company's three apartment complexes. Borrowings against lines of credit increased by $48.2 million to $73 million during the 1999 first quarter.

A total of 542,180 units was repurchased in the 1999 first quarter for $12.9 million, or an average price of $23.81 per unit. The Company intends to continue buying units depending on market conditions with a goal of repurchasing at least 2 million units in 1999.

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

As a result of the Company's comprehensive review of its internal systems in 1997, and for other strategic reasons, the Company has replaced its computerized accounting system. The Company successfully converted to the new accounting system on January 1, 1999, except for the payroll and human resources subsystem which the Company plans to complete by June, 1999. The Company has completed the modification and testing of its own internally developed systems to be Year 2000 compliant and compatible with the new accounting system, all of which are currently in production. The Company is currently in the process of testing software provided by third parties for Year 2000 compliance, all of which have been previously confirmed by the vendor to be Year 2000 compliant. Completion of these tests is planned for the third quarter of 1999.

COSTS: The Company estimates the total cost of its compliance efforts in connection with the Year 2000 Issue will be less than $400,000 and will be expensed as incurred. As of March 31, 1999, $150,000 had been expensed for this project, including $114,000 expensed in 1998. The majority of the expenditures are expected to be for testing existing third party supplied software for Year 2000 compliance. In addition, the cost of the new accounting system was approximately $1 million and has been capitalized and is being amortized over its useful life.

PART I.  FINANCIAL INFORMATION

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

CONTINGENCY PLANS: The Company expects to develop by June 1999 contingency plans for business partners that do not indicate Year 2000 compliance. There can be no assurance that any contingency plans developed by the Company will prevent any service interruption on the part of one or more of the Company's business partners or that such service interruption would not have a material adverse effect upon the Company's business, operating results or financial condition. A failure of the computer systems of a significant number of the Company's customers or business partners, or any of their financial institutions or lenders, would likely have a material adverse effect on the Company's business, operating results and financial condition.

INFLATION, RISKS AND RELATED FACTORS AFFECTING FORWARD-LOOKING INFORMATION
--------------------------------------------------------------------------

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

COMPETITION: The sale and leasing of residential, industrial and commercial real estate is highly competitive, with competition coming from numerous and varied sources. The degree of competition is affected by such factors as the supply of real estate available which is comparable to that sold and leased by the Company and the level of demand for such real estate. The Company recently has experienced a slight decrease in its new home sale market share at both the local and the county level, due to the temporary decline in Valencia new home inventory. New competition is expected to deliver competing projects in the future that could impact the Company's ability to reverse this trend.

GEOGRAPHIC CONCENTRATION: The Company's real estate development activities are focused on its 19,000 acres in Los Angeles County, 30 miles north of Los Angeles. The Company's entire commercial income portfolio is located in the Valencia area. Therefore, any factors affecting that concentrated area, such as changes in the housing

PART I.  FINANCIAL INFORMATION

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt. At March 31, 1999, the Company had $113 million of variable debt with interest rates ranging from 5.94% to 6.4% and $87.7 million of fixed rate debt with interest rates ranging from 6.51% to 8.45%. The table below presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt, by expected maturity dates, as of March 31, 1999:

                                                       Expected Maturity Date                                    Fair
DOLLARS IN THOUSANDS                   1999        2000     2001     2002      2003    Thereafter    Total       Value
                                     -------     -------   ------   ------   -------   ----------  ---------   ----------
Mortgage and Other Debt
  Fixed Rate Debt                    $ 1,234     $ 1,481   $1,596   $1,727   $11,226    $70,459     $ 87,723    $ 87,723
  Weighted Average Interest Rate        7.27%       7.19%    7.18%    7.17%     8.24%      6.89%        7.08%

  Variable Rate Debt (1)             $40,000     $73,000                                            $113,000    $113,000
  Weighted Average Interest Rate        6.63%       6.17%                                               6.33%

(1) The Company has a $40 million revolving mortgage facility which bears interest at LIBOR plus 1.0% or Wells Fargo Bank's prime rate, at the election of the Company. The Company also has a $159 million unsecured revolving line of credit on which the rate is LIBOR plus 1.2%. At March 31, 1999, $73 million was outstanding against this line. The above assumes that these variable rate credit facilities are repaid at maturity. Management believes these lines will be renewed at maturity with similar terms.

There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. The Company manages its interest rate risk by maintaining conservative debt levels, spreading its scheduled debt amortization, by periodically converting short-term variable debt to long-term fixed rate debt, and by evaluating the merits of interest rate derivative products. At March 31, 1999, the Company did not have any interest rate derivative products or transactions.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Please refer to "Community Development" under Part I, Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning writs of mandate filed in April 1999.

Item 6. Exhibits and Reports on Form 8-K
 (a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

        10       Amendment Number One Effective January 1, 1999 to Newhall
                 Executive Incentive Plan (as amended July 11, 1990)
        27       Financial Data Schedule

 (b) The following report was filed on Form 8-K in the first quarter ended March 31, 1999:

         Date of Report                  Item Reported                  Financial Statements Filed
         --------------     ---------------------------------------     --------------------------
         March 24, 1999     Los Angeles County Board of Supervisors                None
                             gives final approval to Newhall Ranch


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


                      THE NEWHALL LAND AND FARMING COMPANY
                       (a California Limited Partnership)
                                   Registrant

                   By Newhall Management Limited Partnership,
                            Managing General Partner

                       By Newhall Management Corporation,
                            Managing General Partner


Date: May 10, 1999           By      /s/ THOMAS L. LEE
                                    -----------------------------------------
                                       Thomas L. Lee, Chairman and
                                       Chief Executive Officer of Newhall
                                       Management Corporation
                                       (Principal Executive Officer)


Date: May 10, 1999           By      /s/ STUART R. MORK
                                    -----------------------------------------
                                       Stuart R. Mork, Senior Vice President
                                       and Chief Financial Officer of Newhall
                                       Management Corporation
                                       (Principal Financial Officer)


Date: May 10, 1999           By      /s/ DONALD L. KIMBALL
                                    -----------------------------------------
                                       Donald L. Kimball, Vice President -
                                       Finance and Controller of Newhall
                                       Management Corporation
                                       (Principal Accounting Officer)