Form 10-Q
period 1999-06-30
NEWHALL LAND & FARMING CO /CA/
filed 1999-08-11
CIK 751976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or
          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                  Yes X No __

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income
(in thousands except per unit)


                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          JUNE 30                            JUNE 30
                                                               ------------------------------    -------------------------------
                                                                   1999             1998             1999             1998
                                                               -------------    -------------    -------------    --------------
REVENUES

Real estate
   Residential home and land sales                                 $20,254          $35,482          $24,554           $44,116
   Industrial and commercial sales                                  26,679          100,249           46,665           102,922
   Commercial operations
     Income-producing properties                                    11,714            9,798           23,021            19,476
     Valencia Water Company                                          2,699            2,210            4,937             3,935
                                                              -------------    -------------    -------------    --------------
                                                                    61,346          147,739           99,177           170,449
                                                              -------------    -------------    -------------    --------------
Agriculture
   Operations                                                        1,692            1,560            2,177             2,289
   Ranch sales                                                           -                -            3,957               323
                                                              -------------    -------------    -------------    --------------
                                                                     1,692            1,560            6,134             2,612
                                                              -------------    -------------    -------------    --------------

  Total revenues                                                   $63,038         $149,299         $105,311          $173,061
                                                              =============    =============    =============    ==============

CONTRIBUTION TO INCOME

Real estate
   Residential home and land sales                                  $3,779          $17,665           $3,572           $18,745
   Industrial and commercial sales                                  13,410           31,032           21,817            30,473
   Community development                                           (3,819)          (2,577)          (5,840)           (4,231)
   Commercial operations
     Income-producing properties                                     4,203            5,135            7,951            10,561
     Valencia Water Company                                            676              413            1,077               731
                                                              -------------    -------------    -------------    --------------
                                                                    18,249           51,668           28,577            56,279
                                                              -------------    -------------    -------------    --------------
Agriculture
   Operations                                                          411              186              591               855
   Ranch sales                                                           -                -            2,847               323
                                                              -------------    -------------    -------------    --------------
                                                                       411              186            3,438             1,178
                                                              -------------    -------------    -------------    --------------

Operating income                                                     18,660           51,854           32,015            57,457

General and administrative expense                                  (3,404)          (3,684)          (6,056)           (6,403)
Expense from unit ownership plans                                        -                -                -             (400)
Interest and other, net                                             (2,533)          (2,429)          (4,953)           (4,656)
                                                               -------------    -------------    -------------    --------------

Net income                                                          $12,723          $45,741          $21,006           $45,998
                                                               =============    =============    =============    ==============

Net income per unit                                                   $0.40            $1.32            $0.66             $1.33
                                                               =============    =============    =============    ==============

Net income per unit - diluted                                         $0.40            $1.31            $0.65             $1.31
                                                               =============    =============    =============    ==============

Number of units used in computing per unit amounts:
 Net income per unit                                                 31,688           34,546           32,066            34,540
 Net income per unit - diluted                                       31,998           35,005           32,369            34,995

Cash distributions per unit:
 Regular                                                              $0.10            $0.10            $0.20             $0.20
 Special                                                                                                 0.22


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


Consolidated Balance Sheets
(in thousands)

                                                               June 30,                    December 31,
                                                                 1999                          1998
                                                           ------------------            -----------------
ASSETS

 Cash and cash equivalents                                            $2,350                       $2,188

 Accounts and notes receivable                                        67,629                       30,255

 Land under development                                               57,240                       47,667

 Land held for future development                                     30,170                       30,553

 Income-producing properties, net                                    270,693                      248,712

 Property and equipment, net                                          60,708                       58,836

 Other assets and deferred charges                                    16,671                       13,996
                                                           ------------------            -----------------

                                                                    $505,461                     $432,207
                                                           ==================            =================


LIABILITIES AND PARTNERS' CAPITAL

 Accounts payable                                                    $30,651                      $28,716

 Accrued expenses                                                     42,736                       43,196

 Deferred revenues                                                    27,419                       10,041

 Mortgage and other debt                                             236,587                      157,609

 Advances and contributions from developers for
   utility construction                                               24,402                       26,466

 Other liabilities                                                    22,884                       22,366
                                                            ------------------            -----------------

        Total liabilities                                            384,679                      288,394

 Partners' capital

 31,456 units outstanding, excluding 5,317 units in
  treasury (cost-$113,020), at June 30, 1999 and
 32,676 units outstanding, excluding 4,096 units in
  treasury (cost-$83,530), at December 31, 1998                      120,782                      143,813
                                                             ------------------            -----------------

                                                                    $505,461                     $432,207
                                                             ==================            =================


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


Consolidated Statements of Cash Flow
(in thousands)


                                                                                      Six Months Ended
                                                                                           June 30
                                                                          ------------------------------------------
                                                                                1999                    1998
                                                                          ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                                    $  21,006            $   45,998

 Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                                                    6,878                 4,758
  Increase in land under development                                             (47,614)              (28,333)
  Cost of sales and other inventory changes                                       38,041                28,512
  (Increase) decrease in accounts and notes receivable                           (37,374)                3,752
  Increase in accounts payable, accrued expenses
     and deferred revenues                                                        18,853                29,950
  Cost of property sold                                                            5,045                60,299
  Other adjustments, net                                                              40                   494
                                                                         ------------------      ------------------

 Net cash provided by operating activities                                         4,875               145,430
                                                                         ------------------      ------------------


CASH FLOWS FROM INVESTING ACTIVITIES:

  Development of income-producing properties                                     (32,681)              (44,796)
  Purchase of property and equipment                                              (4,919)               (3,850)
  Distribution from (investment in) joint venture                                     10                  (126)
                                                                          ------------------      ------------------

  Net cash used in investing activities                                          (37,590)              (48,772)
                                                                          ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions paid                                                             (13,677)              (11,053)
  Increase (decrease) in mortgage and other debt                                  78,978               (51,891)
  (Decrease) increase in advances and contributions from
     developers for utility construction                                          (2,064)                2,295
  Purchase of partnership units                                                  (30,323)
  Other, net                                                                         (37)                  542
                                                                          ------------------      ------------------

  Net cash provided by (used in) financing activities                              32,877              (60,107)
                                                                          ------------------      ------------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                             162               36,551

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      2,188                2,770
                                                                          ------------------      ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $    2,350           $   39,321
                                                                          ==================      ==================


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------
NOTE 1. ACCOUNTING POLICIES

The consolidated financial statements include the accounts of The Newhall Land and Farming Company and its subsidiaries, all of which are wholly-owned (collectively, "the Company"). All significant intercompany balances and transactions are eliminated.

The Company's unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments necessary for a fair statement of the results of operations for the three and six months ended June 30, 1999 and 1998 have been made. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found on pages 30 through 38 of the December 31, 1998 Annual Report to Partners and particularly to Note 2 therein which includes a summary of significant accounting policies. Certain reclassifications have been made to prior periods' amounts to conform to the current period presentation.

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

-------------------------------------------------------------------------------
NOTE 2. DETAILS OF LAND UNDER DEVELOPMENT

                                                      June 30,      December 31,
(In $000)                                               1999            1998
----------------------------------------------------------------------------------------
Valencia                                            (Unaudited)
    Residential land development                     $   5,720       $  1,166
    Industrial and commercial land development          40,956          32,686
    Homes completed or under construction
         with venture partners                           8,478          13,525
Agriculture                                              2,086             290
                                                    ----------       ---------
         Total land under development                 $ 57,240         $47,667

=========================================================================================
NOTE 3. DETAILS FOR EARNINGS PER UNIT CALCULATION
(UNAUDITED)                                           Income          Units       Per Unit
(in 000's except per unit)                          (numerator)   (denominator)
-----------------------------------------------------------------------------------------
For three months ended June 30, 1999
Net income per unit
  Net income available to unitholders                 $12,723         31,688         $0.40
Effect of dilutive securities
  Unit options                                              -            310             -
-----------------------------------------------------------------------------------------
Net income per unit - diluted                         $12,723         31,998         $0.40

                                                     ====================================
                                      5


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Note 3 (continued)
                                                     Income          Units       Per Unit
(in 000's except per unit)                         (numerator)   (denominator)
----------------------------------------------------------------------------------------
For three months ended June 30, 1998
Net income per unit
  Net income available to unitholders               $45,741         34,546         $1.32
Effect of dilutive securities
  Unit options                                            -            459          (.01)
-----------------------------------------------------------------------------------------
Net income per unit - diluted                       $45,741         35,005         $1.31
                                                    =====================================

For six months ended June 30, 1999
Net income per unit
  Net income available to unitholders               $21,006         32,066         $0.66
Effect of dilutive securities
  Unit options                                            -            303          (.01)
-----------------------------------------------------------------------------------------
Net income per unit - diluted                       $21,006         32,369         $0.65
                                                    =====================================

For six months ended June 30, 1998
Net income per unit
  Net income available to unitholders               $45,998          34,540        $1.33
Effect of dilutive securities
  Unit options                                            -             455         (.02)
-----------------------------------------------------------------------------------------
Net income per unit - diluted                       $45,998          34,995        $1.31
                                                    =====================================

----------------------------------------------------------------------------------------
NOTE 4. DETAILS OF INCOME-PRODUCING PROPERTIES AND PROPERTY AND EQUIPMENT
-------------------------------------------------------------------------

                                                     June 30,                December 31,
(In $000s)                                            1999                      1998
-----------------------------------------------------------------------------------------
Income-producing properties                        (Unaudited)
  Land                                               $ 50,509                   $ 48,319
  Buildings                                           154,775                    119,453
  Other                                                14,966                     14,611
  Properties under development                         91,799                    105,772
-----------------------------------------------------------------------------------------
                                                      312,049                    288,155
  Accumulated depreciation                            (41,356)                   (39,443)
-----------------------------------------------------------------------------------------
                                                     $270,693                   $248,712
                                                    =====================================
Property and equipment
    Land                                              $ 3,664                   $  4,819
    Buildings                                           5,469                      5,600
    Equipment                                           9,842                      8,993
    Water supply systems, orchards and other           73,505                     68,688
    Construction in progress                            5,102                      7,172
-----------------------------------------------------------------------------------------
                                                       97,582                     95,272
    Accumulated depreciation                          (36,874)                   (36,436)
-----------------------------------------------------------------------------------------
                                                      $60,708                    $58,836
                                                    =====================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 5.  BUSINESS SEGMENT REPORTING (UNAUDITED)
The following table provides financial information regarding revenues from external customers, income and total assets for the Company's business segments and also provides a reconciliation to the Company's consolidated totals:


                                             SIX MONTHS ENDED JUNE 30, 1999
                                             ------------------------------
                                                       Contribution
(In $000s)                            Revenues          to Income          Assets
----------------------------------------------------------------------------------
Real Estate
  Residential                          $ 24,554        $   3,704         $  17,023
  Industrial and commercial              46,665           21,971           106,432
  Community development                    -              (5,719)           18,537
  Income-producing properties            23,021            7,984           276,354
  Valencia Water Company                  4,937            1,132            58,030
Agriculture                               6,134            3,482            19,563
Central administration                     -              (5,495)            9,522
                                   ------------         --------        ----------
                                        105,311           27,059           505,461
Interest and other, net                    -              (4,953)             -
All other                                  -              (1,100)             -
                                   ------------      -----------    --------------
                                       $105,311          $21,006          $505,461
                                   ===============================================



                                             SIX MONTHS ENDED JUNE 30, 1998
                                             ------------------------------
                                                       Contribution
(In $000s)                             Revenues          to Income          Assets
----------------------------------------------------------------------------------
Real Estate
  Residential                          $ 44,116       $   18,955         $  24,825
  Industrial and commercial             102,922           30,788            47,980
  Community development                    -              (3,874)           17,194
  Income-producing properties            19,476           10,624           212,449
  Valencia Water Company                  3,935              836            54,325
Agriculture                               2,612            1,283            20,518
Central administration                     -              (5,458)           42,854
                                 --------------        ---------        ----------
                                        173,061           53,154           420,145
Interest and other, net                    -              (4,656)             -
All other                                  -              (2,500)             -
                                 --------------      -----------    --------------

                                       $173,061        $  45,998          $420,145
                                 =================================================

----------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                            RESULTS OF OPERATIONS

     Comparison of Second Quarter and Six Months of 1999 to Second Quarter
                        and Six Months of 1998
-------------------------------------------------------------------------------
                               UNAUDITED

The amounts of increase or decrease in revenues and income from the prior year second quarter and six months are as follows (in 000s except per unit):


                                                        Second Quarter                            Six Months
                                                -------------------------------        ----------------------------------
                                                      Increase (Decrease)                 Increase (Decrease)
                                                -------------------------------        ----------------------------------
                                                    Amount              %                 Amount               %
                                                ---------------     -----------        --------------     -------------

REVENUES
 Real Estate
   Residential home and land sales                $  (15,228)           -43%           $  (19,562)           -44%
   Industrial and commercial sales                   (73,570)           -73%              (56,257)           -55%
   Commercial operations
       Income-producing properties                     1,916             20%                3,545             18%
       Valencia Water Company                            489             22%                1,002             25%
                                               -------------------------------        ------------------------------
                                                     (86,393)           -58%              (71,272)           -42%
 Agriculture
    Operations                                           132              8%                 (112)            -5%
    Ranch sales                                            -              -                 3,634           1125%
                                               ---------------     -----------        --------------   -------------

Total revenues                                    $  (86,261)           -58%            $ (67,750)           -39%
                                                ===============     ===========        ==============  =============

CONTRIBUTION TO INCOME
 Real Estate
   Residential home and land sales                $  (13,886)           -79%           $  (15,173)           -81%
   Industrial and commercial sales                   (17,622)           -57%               (8,656)           -28%
   Community development                              (1,242)           -48%               (1,609)           -38%
   Commercial operations
       Income-producing properties                      (932)           -18%               (2,610)           -25%
       Valencia Water Company                            263             64%                  346             47%
                                               -------------------------------        ------------------------------
                                                     (33,419)           -65%              (27,702)           -49%
 Agriculture
   Operations                                            225            121%                 (264)           -31%
   Ranch sales                                             -              -                 2,524            781%
                                               ---------------     -----------        --------------   -------------

 Operating income                                    (33,194)           -64%              (25,442)           -44%

   General and administrative expense                    280              8%                  347              5%
   Expense from unit ownership plans                                      -                   400            100%
                                                           -
   Interest and other, net                              (104)            -4%                 (297)            -6%
                                               ---------------     -----------        --------------   -------------

 Net income                                       $  (33,018)           -72%            $ (24,992)           -54%
                                                ===============     ===========        ==============   =============

Net income per unit                               $    (0.92)           -70%            $   (0.67)           -50%
                                                ===============     ===========        ==============   =============
Net income per unit - diluted                     $    (0.91)           -69%            $   (0.66)           -50%
                                                ===============     ===========        ==============   =============

Number of units used in computing per unit amounts:
Net income per unit                                   (2,858)            -8%               (2,474)            -7%
                                                ===============     ===========        ==============   =============
Net income per unit - diluted                         (3,007)            -9%               (2,626)            -8%
                                                ===============     ===========        ==============   =============


PART 1. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The increases and decreases in revenues and income for the three and six months are attributable to the following:

For the 1999 second quarter, revenues totaled $63.0 million and net income totaled $12.7 million compared to revenues for the 1998 second quarter of $149.3 million and income of $45.7 million. For the six months ended June 30, 1999, revenues totaled $105.3 million and income totaled $21.0 million. This compares to revenues of $173.1 million and income of $46.0 million for the six months ended June 30, 1998. Results for the second quarter and six months of 1998 included the sale of Valencia Marketplace, a retail power center, which contributed $85.3 million to revenues and $30.4 million to income under percentage of completion accounting.

The major contributors to the 1999 second quarter results are escrow closings on 40.8 acres of industrial and commercial land as well as 193 residential lots. The escrow closing on a 32.8-acre apartment site was the most significant, adding $18.7 million to revenues and $10.9 million to income under percentage of completion accounting. Results for the six months ended June 30, 1999 also include sale of the Company's remaining 85 acres in northern California and the last three parcels totaling 3,077 acres at the Merced Ranch. These two transactions combined added $13.9 million to revenues and $11.1 million to income.

RESIDENTIAL HOME AND LAND SALES

Revenues and income are recorded by the Company on residential lot sales when title is transferred to the merchant builder who, in turn, builds homes for sale. The Company also participates, on a limited basis, in home construction on lots it owns by establishing joint ventures with builders who have created innovative home designs, targeting niche markets not met by merchant builders. Through the joint venture program, the Company recognizes its portion of revenues and income upon close of escrow to the homebuyer.

Demand for homes continues to increase throughout Los Angeles County, particularly in Valencia, where employment is rising with more companies relocating to the master-planned community. Current supply constraints in Valencia's new home inventory continue to hamper sales as four residential housing projects sold out during the first half of 1999. During the second quarter of 1999, merchant builders and the Company's joint ventures sold 87 homes, compared with 160 homes sold in the year earlier quarter. This brings the total of homes sold during the first six months of 1999 to 209 compared with 330 for the year earlier first half, primarily due to supply constraints.

The inventory of new homes is expected to increase starting in the third quarter of 1999 when Kaufman & Broad Home Corporation is scheduled to open the first of three model complexes on 445 residential lots purchased last year from the Company in the Hasley Hills area just outside the master-planned community of Valencia. Shea Homes, which purchased 458 unimproved lots in the Decoro Highlands section of Valencia last year, will start selling homes in the fourth quarter of 1999.

MERCHANT BUILDER PROGRAM
Results for the 1999 second quarter and six months include the sale of 193 residential lots adding $8.9 million to revenues and $3.6 million to income under percentage of completion accounting. These lots were the first sold in Bridgeport, the Company's new lake-oriented lifestyle village. At June 30, 1999, one builder was in escrow for 85 lots and three more builders have deposits on 232 lots in Bridgeport, with closings scheduled for the third and fourth quarters of 1999. The Company is in serious negotiations on the remaining lots in Bridgeport which, when fully developed, will offer a wide range of housing and many amenities including a private beach club and park. The Company expects to realize the highest values ever received for residential land in this project. In addition, Kaufman & Broad has a deposit on an additional 294 lots adjacent to its current development in Hasley Hills, with closing scheduled later this year. These five residential parcels in escrow or being held under deposit are expected to contribute approximately $60 million to 1999 revenues. All escrow closings are subject to market and other conditions.

In the 1998 second quarter, a total of 903 entitled, unimproved residential lots closed escrow for $32 million contributing $18.6 million to income. Included in the 1998 six-month results is the sale of 37 improved residential lots adding $2.6 million to revenues and $749,000 to income. At June 30, 1998, 168 improved lots for higher density housing were in escrow for $6.2 million.

PART 1. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

JOINT VENTURE PROGRAM

In the three months ended June 30, 1999, a total of 50 homes closed escrow by the Company's two joint ventures contributing $11.4 million to revenues and $1.3 million to income. The 1999 six-month period includes a total of 76 home closings which combined added $15.7 million to revenues and $1.6 million to income. At June 30, 1999, 62 homes remained in the Cheyenne townhome project of which 16 were in escrow and 46 had been reserved. In the Avignon luxury townhome project, 31 homes remained of which 22 were in escrow and 2 had been reserved. To increase absorption in a strong market, the Company is concentrating its efforts on lot sales to merchant builders and no new joint ventures are planned for 1999.

A total of 15 joint-venture homes closed escrow during the 1998 second quarter contributing $3.1 million to revenues and $333,000 to income. The 1998 six-month period included 33 home closings adding $7.2 million to revenues and $684,000 to income. At June 30, 1998, there were 39 joint-venture homes in escrow.

INDUSTRIAL AND COMMERCIAL SALES

In the second quarter of 1999, escrow closed on three industrial parcels totaling 5.3 acres, contributing $2.9 million to revenues and $1.0 million to income. These sales bring industrial escrow closings for the first six months of 1999 to a total of 20.4 acres which combined contributed $9.9 million to revenues and $2.0 million to income. The six-month period ended June 30, 1999 also includes the sale of the Company's last remaining large parcel at the Cowell Ranch in northern California which added $10.0 million to revenues and $8.2 million to income.

Industrial escrow closings in the 1998 second quarter totaled 4.8 acres which contributed $2.2 million to revenues and $500,000 to income and two industrial buildings on 10.0 acres, constructed as part of the Company's build-to-suit/lease program, adding $10.6 million to revenues and $786,000 to income. The 1998 first half also included two industrial parcels totaling 3.9 acres and an industrial build-to-suit on .5 acres which combined contributed $2.7 million to revenues and $605,000 to income.

Three commercial escrow closings in the 1999 second quarter totaling 35.6 acres contributed $22.6 million to revenues and $13.3 million to income. The largest was a 32.8-acre site planned for 828 apartments which added $18.7 million to revenues and $10.9 million to income under percentage of completion accounting. The Company expects to recognize additional revenues of approximately $13.6 million and income of approximately $7.9 million as land development and landscaping work is completed over the next six to nine months. In the first six months of 1999, the Company recognized $3.4 million in revenues from the prior year sale of Valencia Marketplace, a 720,000-square-foot high-volume retail center. However, due to revised costs to complete the construction and leasing of the center, no income was recognized in the 1999 first half and the Company does not expect to recognize any additional income from the sale of this property as remaining revenues are recognized.

The second quarter of 1998 included the sale of Valencia Marketplace for $111 million and the Company recognized $85.3 million in revenues and $30.4 million in income under percentage of completion accounting. Additional revenues of $12.5 million and income of $5.0 million were recognized in the third and fourth quarters of 1998. The 1998 second quarter also included the sale of three small commercial parcels totaling 4.6 acres for $1.5 million adding $433,000 to income.

At June 30, 1999, four industrial parcels, totaling 47.5 acres, were in escrow or were being held under deposit for $30.6 million, including a 101,000-square-foot build-to-suit on 5.2 acres. In addition, a 170,000-square-foot build-to-suit is scheduled to close escrow upon completion on an 8.5-acre parcel which closed escrow in the 1999 first quarter. Also in escrow or being held under deposit at June 30, 1999 were three commercial parcels, totaling 7.0 acres for $3.6 million with closings scheduled during the remainder of 1999. Subsequent to the end of the 1999 second quarter, a deposit on 30.9 industrial acres for $16.5 million was withdrawn. The Company is in negotiation for the sale of other industrial parcels to the same prospective buyer. All escrow closings are subject to market and other conditions.

At June 30, 1998, seven industrial parcels totaling 90.8 acres were in escrow for $46.4 million and 14.3 commercial acres were in escrow for $4.8 million. Included in the June 30, 1998 commercial escrows was a 12.6-acre, restricted use site for a senior apartment complex with low land values.

COMMUNITY DEVELOPMENT


The Company's community development activities are focused on securing the necessary entitlements as well as an intensified strategic marketing program to support the buildout of Valencia by 2005 and begin the development

PART 1. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


of Newhall Ranch, a new town on the Company's 12,000 acres west of Valencia. The Company's ability to achieve its goals and increase the pace of development is contingent upon obtaining the necessary entitlements from the County of Los Angeles and the City of Santa Clarita.

During the 1999 first quarter, the Company received final approval from the Los Angeles County Board of Supervisors for its 21,600-home Newhall Ranch. Of the five villages planned, development is expected to begin with Riverwood, an area located along Highway 126. The Company will begin processing subdivision maps and applications for permits, which need approval before development can begin. Initial development is expected to start in 2002.

As a result of Newhall Ranch's approval, four separate petitions were filed against the County of Los Angeles and the Los Angeles County Board of Supervisors, and name the Company as a real party in interest. The four actions were petitions for writs of mandate and were filed in the Ventura County (California) Superior Court. The petitions were filed by: 1) Ventura County (California), Ventura County Flood Control District, Ventura County Air Pollution Control District and certain municipalities located within the County of Ventura (petition filed on April 21, 1999); 2) United Water Conservation District (petition filed on April 21, 1999); 3) Sierra Club, Friends of the Santa Clara River and Santa Clarita Organization for Planning the Environment (petition filed on April 22, 1999); and 4) Maria Vega, et al. (petition filed on April 22, 1999). In general, the petitions allege violation of the California Subdivision Map Act for illegally subdividing parcels that cross the county border; violations of the California Environmental Quality Act; inconsistency between the Los Angeles County General Plan and Specific Plan; and violation of the housing element of the County General Plan as it relates to affordability and discrimination. A Ventura County Superior Court judge ruled in favor of Los Angeles County's request that the lawsuit be transferred out of Ventura County and designated the neutral venue of Kern County.

In May, the Los Angeles County Board of Supervisors gave final approval to the Company's 1,711-home Valencia Westridge Golf Course Community. A focal point of the Valencia project is a Tournament Players Club (TPC) championship golf course, a joint venture with PGA TOUR Golf Course Properties. Subsequent to the approval, a petition for writ of mandate was filed on June 24, 1999 in the Los Angeles County Superior Court. The petition was filed by the Santa Clarita Organization for Planning the Environment and the Angeles Chapter of the Sierra Club against the County of Los Angeles, the Los Angeles County Board of Supervisors and Valencia Water Company, and names the Company as a real party in interest. In general, the petition alleges violations of the Los Angeles County General Plan, the California Water Code, the County Development Monitoring System and the California Environmental Quality Act. The petition also alleges Valencia Water Company, a subsidiary of the Company, failed to comply with state law and the County Development Monitoring System.

The Company prepared the Environmental Impact Reports on both projects in a thorough manner and is confident that they can withstand legal challenges.

The Company is in the process of entitling all its remaining residential lots in Valencia. This fall, the Company expects to entitle 1,900 lots through annexation by the City Santa Clarita, making them available for sale next year. An additional 2,545 lots are expected to complete the entitlement process with Los Angeles County early next year.

The Company has intensified its focus on developing communities in other geographic areas in the western states. Currently the Company is working with the city of Broomfield, Colorado to develop a plan that could result in approximately 3,000 homes on 1,700 acres. Broomfield is a growing suburb between Denver and Boulder. The Company is also looking at development opportunities in other locations.

Community development expenses increased by 48% and 38% from the 1998 second quarter and six-month period, respectively, primarily due to entitlement expenses for Newhall Ranch and certain initial costs relating to commercial properties under development. With the continued focus on obtaining entitlements and strategic marketing as well as litigation costs relating to Newhall Ranch and Westridge, expenses for the year are expected to continue at or possibly exceed this increased level over 1998.

For the 1998 three and six-month periods, entitlement expenses decreased by 10% and 15%, respectively, from the prior year periods due to final approvals received in 1997 for several projects in Valencia.

PART 1. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


INCOME-PRODUCING PROPERTIES

The Company's commercial portfolio is a relatively stable source of earnings and cash flow that also provides debt capacity to grow the Company and working capital for continuing operations. Revenues from the portfolio increased 20% and 18% for the second quarter and six-month periods of 1999, respectively, compared with year earlier results, as new properties in the income portfolio more than compensated for the strategic sale of Valencia Marketplace in June 1998. However, income decreased by 18% for the three-month period and by 25% for the six-month period due to increased depreciation associated with new properties and expenses in connection with the Hyatt Valencia Hotel. While new properties continue to be added to the portfolio, the Company expects 1999 earnings from the income portfolio to be about 20% lower than in 1998.

Excellent retail and apartment occupancy rates and favorable rents contributed to the portfolio's results. Retail space along Town Center Drive, a pedestrian-oriented "Main Street", including Town Center Plaza adjacent to the Hyatt Valencia Hotel is more than 58% leased. The entertainment complex has opened and includes an IMAX 3-D Theatre, 11 additional movie screens, a Borders bookstore and three restaurants. A small food court will open in the complex in the third quarter.

In June 1999, Princess Cruises signed 15-year leases on two additional buildings to be constructed in Valencia Town Center to consolidate all its headquarter operations in Valencia. Construction will start on these buildings - a 125,000-square-foot five story and an 83,000-square-foot four story - prior to the end of 1999 with occupancy slated for early 2001. Princess Cruises will occupy all but the ground floors in both buildings, which will be leased for retail and office use. The total amount of office space currently and prospectively occupied by Princess Cruises is the largest office lease in Valencia's history. With the move, Princess Cruises will bring another 750 employees to Valencia.

The Company's shopping centers are all performing well with occupancy rates averaging close to 100%. Valencia Town Center regional mall is 99% leased including short-term tenants. Occupancy at NorthPark Village Square is at 93% with 4,400 square feet of newly added space remaining to be leased. River Oaks shopping center is 100% leased, Castaic Shopping Center is 99% leased and Plaza del Rancho, the mixed-use project in Valencia Industrial Center which opened last year, is 100% leased. Construction of the next neighborhood shopping center is planned for the South River area next year, subject to achieving pre-leasing requirements.

Occupancy rates at the Company's three apartment complexes averaged over 92% for the second quarter. As Princess Cruises and other large employers relocate to Valencia, demand for apartments, as well as single-family homes, is expected to increase substantially. Models opened in June at Montecito, a 210-unit, high-end apartment complex which includes 12 townhomes, overlooking Valencia Country Club in Valencia Town Center. As of June 30th, approximately 50 units have been pre-leased, seven of which are for the 1,422-square-foot townhomes at the highest rental rates achieved in Valencia. Construction on a second apartment complex in Valencia NorthPark with 320 units is scheduled to start before the end of 1999. These units will be larger in size, appealing to families. Additional apartment complexes are planned for the future to meet anticipated demand.

As the number of commercial income properties built increases, sales of mature income properties may be made on a selective basis, allowing the Company to benefit from strong capitalization rates and to maximize the return on its investment as a whole.

VALENCIA WATER COMPANY

Valencia Water Company is a regulated public utility and a wholly-owned subsidiary of the Company serving over 20,000 metered customers in the Valencia area. Continued customer growth and drier weather contributed to increases in revenues of 22% and income of 64% from the year earlier quarter and increases in revenues of 25% and income of 47% from the prior year six month-period.

AGRICULTURAL OPERATIONS

For the 1999 second quarter and first six months, agriculture revenues, including the Company's energy operations, were about the same level as last year. Income for the second quarter of 1999 increased, primarily due to excellent prices received for Valencia oranges, and expenses in 1998 in connection with heavy rains. For the first six months of 1999, income declined from the year earlier levels partly due to lower oil and gas prices and additional income recorded in the prior year for crop price adjustments.

PART 1. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RANCH SALES

No sales of farm land were completed during the 1999 second quarter. The six-month period includes the sale of the Company's three remaining parcels at the Merced Ranch for $4.0 million contributing $2.8 million to income. The sale is part of a strategic plan to sell land not suitable for development. As part of that plan, the remaining 36,000 acres at the Suey Ranch in Santa Barbara and San Luis Obispo counties are being marketed.

No sales of farm land were completed during the 1998 second quarter or six-month period. Revenues and income of $323,000 were recognized in the 1998 first quarter from the 1996 sale of 539 acres of row crop land at the Suey Ranch.

GENERAL AND ADMINISTRATIVE EXPENSE

Decreases of 8% for the second quarter and 5% for the six-month period are primarily due to expenses in the prior year periods in connection with the Company's replacement of its computerized accounting system, consulting services associated with an improving real estate market and accrued incentive compensation based on the Company's higher earnings. The decreases were partially offset in the current year periods due to expenses relating to the Company's intensified focus on development opportunities in other geographic areas in the western states.

EXPENSE FROM UNIT OWNERSHIP PLANS

In the 1998 six-month period, an expense of $400,000 was recorded for increases in the market price of partnership units in connection with appreciation rights on outstanding, non-qualified options granted prior to 1992. No expense was recorded in the 1999 three- or six-month periods.

INTEREST AND OTHER

Increased debt outstanding against lines of credit in the current year, partially offset by higher interest income from notes receivables from land sales, contributed to increases of 4% for the three-month period and 6% for the six-month period in net interest expense compared to the prior year periods. For the year, higher debt levels due to the continuing planned expansion of the Company's income portfolio and unit repurchases are expected to increase net interest expense compared to 1998.

                              FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had cash and cash equivalents of $2.4 million and $26.3 million in available lines of credit to fund operations, net of $26.7 million in letters of credit. Borrowings outstanding totaled $109 million against unsecured lines of credit and $40 million against a revolving mortgage loan. The Company believes it has adequate sources of cash from operations and debt capacity, including lines of credit, to finance future operations and take advantage of new development opportunities. At June 30, 1999, there was no debt against raw land or land under development inventories.

On March 1, 1999, the Company completed the refinancing of a portfolio mortgage with a remaining principal balance of $44.6 million. This portfolio mortgage with Prudential had a rate 8.995% and was secured by five of the Company's commercial properties. The new financings total $50 million and are secured by three of the Company's apartment complexes. The loans were obtained from Freddie Mac at a 6.51% weighted average interest rate and mature in ten years. Annual interest savings on the refunded portion alone are $1.1 million. Net of the refunding payment and transaction costs, proceeds of $4.4 million were used to pay down lines of credit.

In 1999, the Company expects to complete approximately $175 million to $200 million in financings, including the refinancing of a portfolio mortgage completed in the first quarter and a $40 million revolving mortgage loan secured by Valencia Town Center which is expected to be refinanced in the fourth quarter. Also in the 1999 second half, the Company anticipates completing new financings consisting of $25 million in mortgage loans secured by River Oaks and NorthPark Village Square shopping centers and $60 million to $80 million in other secured and unsecured financings. Net proceeds will be used to reduce bank line borrowings, finance the income portfolio expansion, develop new inventory and continue the unit repurchase program.

There are no material commitments for capital expenditures other than the Company's plans in the ordinary course of business to develop its portfolio of income-producing properties. In 1999, the Company expects to

PART 1. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

invest approximately $50 million in new income-producing properties. This follows the $100 million invested in 1998. In addition, approximately $30 million is expected to be invested in major roads and freeway improvements in 1999 to enable the Company to close additional land sales.

In May, the Company's Board of Directors approved an increase in the current repurchase program to two million units, representing an additional one million units to the previous units approved in January 1999. During the first six months of 1999, the Company repurchased 1,257,626 of its partnership units, including 271,772 units from the repurchase program authorized in 1998, at an average price of $24.11 per unit. This represents 3.8% of the total units outstanding at the end of 1998. At June 30, 1999, 1,014,146 remained to be repurchased under the current authorization. The repurchases are being made because management and the Board continue to believe that the units are undervalued and that the current market price does not reflect the Company's underlying value, performance and future outlook.

The following discussion relates to principal items on the Consolidated Statement of Cash Flows:

OPERATING ACTIVITIES

Net cash provided by operating activities for the six months ended June 30, 1999 totaled $4.9 million and included sales of 40.8 acres of industrial and commercial land, 193 residential lots, 76 joint-venture homes, and the Company's remaining acreage at the Merced Ranch and Cowell Ranch in central and northern California. These sales combined generated $46.1 million in cash and $37.6 million in notes.

Expenditures for land under development inventories and home construction totaled $47.6 million for the six-month period and were offset by $38.0 million in cost of sales relief. Expenditures for Valencia area land preparation, infrastructure and home construction totaled $44.1 million with the remainder primarily for agricultural crop costs.

INVESTING ACTIVITIES

Expenditures for development of income-producing properties totaled $32.7 million for the 1999 first half. Major expenditures included $8.0 million for Montecito apartments and $13.1 million for retail/office/entertainment projects in Valencia Town Center. Purchase of property and equipment was primarily for water utility construction.

FINANCING ACTIVITIES

Distributions totaling $13.7 million have been paid year-to-date consisting of two quarterly distributions of $.10 per unit each and a $.22 per unit special distribution. An additional $.10 per unit distribution was declared on July 21, 1999 payable September 13, 1999. The declaration of distributions is reviewed by the Board of Directors on a quarterly basis. The declaration of any distribution, and the amount declared, is determined by the Board of Directors talking into account the Company's earnings, financial condition and prospects.

As previously discussed, in March 1999, a $44.6 million portfolio mortgage financing was replaced with three financings totaling $50 million secured by three of the Company's apartment complexes. Borrowings against lines of credit increased by $85.8 million to $149 million at June 30, 1999.

A total of 1,257,626 units was repurchased in the first six months of 1999 for $30.3 million. The Company's goal is to repurchase at least two million units in 1999, depending upon market conditions.

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

As a result of the Company's comprehensive review of its internal systems in 1997, and for other strategic reasons, the Company has replaced its computerized accounting system. The Company successfully converted to the new accounting system on January 1, 1999, and the payroll and human resources subsystem on July 1, 1999.

PART 1. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The Company has completed the modification and testing of its internally developed systems for Year 2000 compliance and compatibility with the new accounting system. The Company is currently in the process of testing software provided by third parties for Year 2000 compliance, all of which have been previously confirmed by the respective vendors to be Year 2000 compliant. Completion of these tests is planned for the third quarter of 1999.

COSTS: The Company estimates the total cost of its compliance efforts in connection with the Year 2000 Issue will be less than $400,000 and will be expensed as incurred. As of June 30, 1999, $210,000 had been expensed for this project, including $114,000 expensed in 1998. The majority of the expenditures is expected to be for testing existing third party supplied software for Year 2000 compliance. In addition, the cost of the new accounting system was approximately $1 million and has been capitalized and is being amortized over its useful life.

The cost of the Year 2000 Issue and the estimated completion dates are based on management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no guarantee that these estimates will prove accurate and actual results could differ from those estimated.

RISKS: The Company believes the worst-case scenario for the Year 2000 Issue would be for the Company or a significant number of its significant vendors, consultants, suppliers and governmental agencies (collectively, "business partners") to fail to successfully complete their respective Year 2000 remediation efforts by December 31, 1999. Under this scenario, the Company's operations would most likely be disrupted which would result in a material adverse effect on its business, operating results and financial condition.

CONTINGENCY PLANS: The Company is dependent upon its business partners to conduct its operations and, as a result, has asked these business partners about their Year 2000 compliance efforts. As of June 30, 1999, substantially all of the business partners contacted have stated that they are either already Year 2000 compliant or will be Year 2000 compliant prior to December 31, 1999. The Company does not plan to independently test or verify its business partners' Year 2000 efforts. However, the Company has compiled a list of alternate business partners in case any significant business partners fail to successfully complete their Year 2000 remediation efforts by December 31, 1999. There can be no assurance that any contingency plans developed by the Company will prevent any service interruption on the part of one or more of the Company's business partners or that such service interruption would not have a material adverse effect upon the Company's business, operating results or financial condition. A failure of the computer systems of a significant number of the Company's customers or business partners, or any of their financial institutions or lenders, would likely have a material adverse effect on the Company's business, operating results and financial condition.

INFLATION, RISKS AND RELATED FACTORS AFFECTING FORWARD-LOOKING INFORMATION

This report and other published reports by the Company contain forward-looking statements regarding the status of proposed or pending sales and rental activity, future planned development, plus the long-term growth goals of the Company. The forward-looking statements made in this report are based, in part, on present trends the Company is experiencing in residential, industrial and commercial markets. The forward-looking statements may also involve unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future results or performance suggested by the forward-looking statements in this report. Such forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation to update or revise any forward-looking statements found herein to reflect any changes in Company expectations or results or any change in events. Also, the Company's success in obtaining entitlements, governmental and environmental regulations, timing of escrow closings, expansion of its income portfolio and marketplace acceptance of its business strategies are among the factors that could affect results. The following risks and related factors, among others, should be taken into consideration in evaluating the future prospects for the Company. Actual results may materially differ from those predicted.

SALES OF REAL ESTATE: The majority of the Company's revenues is generated by its real estate operations. The ability of the Company to consummate sales of real estate is dependent on various factors including, but not limited to, availability of financing to the buyer, regulatory and legal issues and successful completion of the buyer's due diligence. The fact that a real estate transaction has entered escrow does not necessarily mean that the transaction will ultimately close. Therefore, the timing of sales may differ from that anticipated by the Company. The inability to close sales as anticipated could adversely impact the recognition of revenue in any specific period.

PART 1. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ECONOMIC CONDITIONS: Real estate development is significantly impacted by general and local economic conditions which are beyond the control of the Company. The Company's real estate operations are concentrated in Southern California. The regional economy is profoundly affected by the entertainment, technology, defense and certain other segments, which have been known to affect the region's demographics. Consequently, all sectors of real estate development for the Company tend to be cyclical. While the economy of Southern California has improved, there can be no assurances that present trends will continue.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt. At June 30, 1999, the Company had $149 million of variable debt with interest rates ranging from 5.91% to 7.8% and $87.6 million of fixed rate debt with interest rates ranging from 6.51% to 8.45%.

Part I. Financial Information
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The table below presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt, by expected maturity dates, as of June 30, 1999:


                                                       Expected Maturity Date                                       Fair
                                 -------------------------------------------------------------------
(IN $000S)                          1999         2000       2001      2002     2003     Thereafter      Total       Value
                                 ------------------------------------------------------------------- ------------ -----------
Mortgage and Other Debt
  Fixed Rate Debt  (1)              $  1,234     $  1,481   $ 1,596  $ 1,727  $11,226     $ 70,323    $ 87,587    $ 87,587
  Weighted Average Interest Rate       7.27%        7.19%     7.18%    7.17%     8.24%        6.89%       7.08%

  Variable Rate Debt (2)            $ 40,000    $ 109,000                                               $149,000    $149,000
  Weighted Average Interest Rate       6.63%        6.83%                                                  6.78%


(1) The carrying amount of the Company's fixed rate debt reflects its fair value based on current interest rates available to the Company for comparable debt.

(2) The Company has a $40 million revolving mortgage facility which bears interest at LIBOR plus 1.0% or Wells Fargo Bank's prime rate, at the election of the Company. The Company also has a $159 million unsecured revolving line of credit on which the rate is LIBOR plus 1.2%. At June 30, 1999, $108 million was outstanding against this line. The above assumes that these variable rate credit facilities are repaid at maturity. Management believes these lines will be renewed at maturity with similar terms.

There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. The Company manages its interest rate risk by maintaining conservative debt levels, spreading its scheduled debt amortization, by periodically converting short-term variable debt to long-term fixed rate debt, and by evaluating the merits of interest rate derivative products. At June 30, 1999, the Company did not have any interest rate derivative products or transactions.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Please refer to "Community Development" under Part I, Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning writs of mandate filed in April 1999 and June 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

     10 Amendment No. 4 to The Newhall Land and Farming Company Retirement Plan dated July 21, 1999

     10(a) Second Amendment to The Newhall Land and Farming Company 1995 Option/Award Plan adopted as of July 15, 1998

     27     Financial Data Schedule

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

                          THE NEWHALL LAND AND FARMING COMPANY
                            (a California Limited Partnership)
                                        Registrant

                       By Newhall Management Limited Partnership,
                                 Managing General Partner

                           By Newhall Management Corporation,
                                 Managing General Partner




Date: August 4, 1999     By  / S / THOMAS L. LEE
                             -------------------------------------------------
                            Thomas L. Lee, Chairman and Chief Executive
                            Officer of Newhall Management Corporation
                            (Principal Executive Officer)

Date: August 4, 1999     By  / S / STUART R. MORK
                             -------------------------------------------------
                            Stuart R. Mork, Senior Vice President and Chief Financial Officer of Newhall Management Corporation (Principal Financial Officer)

Date: August 4, 1999     By  / S / DONALD L. KIMBALL
                             --------------------------------------------------
                            Donald L. Kimball, Vice President - Finance and Controller of Newhall Management Corporation (Principal Accounting Officer)