Form 10-Q
period 1999-09-30
NEWHALL LAND & FARMING CO /CA/
filed 1999-11-12
CIK 751976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

PART I. FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

Consolidated Statements of Income
(In thousands, except per unit)


                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                        SEPTEMBER 30                      SEPTEMBER 30
                                                               -------------------------------   -------------------------------
                                                                   1999             1998             1999              1998
                                                               --------------   --------------   --------------    -------------
REVENUES

 Real estate
    Residential home and land sales                                  $36,829          $19,261         $ 61,383         $ 63,377
    Industrial and commercial sales                                   16,566           42,549           63,231          145,471
    Commercial operations
      Income-producing properties                                     13,164            8,788           36,185           28,264
      Valencia Water Company                                           3,765            3,391            8,702            7,326
                                                               --------------   --------------   --------------    -------------
                                                                      70,324           73,989          169,501         $244,438
                                                               --------------   --------------   --------------    -------------
 Agriculture
    Operations                                                         2,880            3,005            5,057            5,294
    Ranch sales                                                                         1,067            3,957            1,390
                                                               --------------   --------------   --------------    -------------
                                                                       2,880            4,072            9,014            6,684
                                                               --------------   --------------   --------------    -------------

   Total revenues                                                    $73,204          $78,061         $178,515         $251,122
                                                               --------------   --------------   --------------    -------------
                                                               --------------   --------------   --------------    -------------

CONTRIBUTION TO INCOME

 Real estate
    Residential home and land sales                                  $10,917          $ 5,054         $ 14,489         $ 23,799
    Industrial and commercial sales                                    3,981           13,748           25,798           44,221
    Community development                                             (2,203)          (2,625)          (8,043)          (6,856)
    Commercial operations
      Income-producing properties                                      4,236            4,010           12,187           14,571
      Valencia Water Company                                           1,031            1,003            2,108            1,734
                                                               --------------   --------------   --------------    -------------
                                                                      17,962           21,190           46,539           77,469
                                                               --------------   --------------   --------------    -------------
 Agriculture
    Operations                                                           271           (1,371)             862             (516)
    Ranch sales                                                                           775            2,847            1,098
                                                               --------------   --------------   --------------    -------------
                                                                         271             (596)           3,709              582
                                                               --------------   --------------   --------------    -------------

Operating income                                                      18,233           20,594           50,248           78,051

General and administrative expense                                    (3,805)          (3,187)          (9,861)          (9,590)
Expense from unit ownership plans                                                                                          (400)
Interest and other, net                                               (2,531)          (1,116)          (7,484)          (5,772)
                                                               --------------   --------------   --------------    -------------

Net income                                                           $11,897          $16,291         $ 32,903         $ 62,289
                                                               --------------   --------------   --------------    -------------
                                                               --------------   --------------   --------------    -------------

Net income per unit                                                  $  0.38          $  0.48         $   1.03         $   1.81
                                                               --------------   --------------   --------------    -------------
                                                               --------------   --------------   --------------    -------------

Net income per unit - diluted                                        $  0.38          $  0.47         $   1.03         $   1.79
                                                               --------------   --------------   --------------    -------------
                                                               --------------   --------------   --------------    -------------

Number of units used in computing per unit amounts:
 Net income per unit                                                  31,341           33,998           31,821           34,357
 Net income per unit - diluted                                        31,611           34,382           32,100           34,781

Cash distributions per unit:
 Regular                                                             $  0.10          $  0.10         $   0.30         $   0.30
 Special                                                                                                  0.22             0.12


PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


Consolidated Balance Sheets
(in thousands)



                                                                      SEPTEMBER 30,                 DECEMBER 31,
                                                                          1999                          1998
                                                                    ------------------            -----------------
ASSETS

 Cash and cash equivalents                                                   $  3,881                     $  2,188

 Accounts and notes receivable                                                 51,317                       30,255


 Land under development                                                        45,722                       47,667

 Land held for future development                                              29,149                       30,553

 Income-producing properties, net                                             281,870                      248,712

 Property and equipment, net                                                   61,641                       58,836

 Investment in joint ventures                                                  16,554                          468

 Other assets and deferred charges                                             17,365                       13,528
                                                                    ------------------            -----------------

                                                                             $507,499                     $432,207
                                                                    ------------------            -----------------
                                                                    ------------------            -----------------


LIABILITIES AND PARTNERS' CAPITAL

 Accounts payable                                                            $ 36,507                     $ 28,716

 Accrued expenses                                                              44,255                       43,196

 Deferred revenues                                                             31,905                       10,041

 Mortgage and other debt                                                      230,472                      157,609

 Advances and contributions from developers for
   utility construction                                                        25,118                       26,466

 Other liabilities                                                             22,968                       22,366
                                                                    ------------------            -----------------

        Total liabilities                                                     391,225                      288,394

 Partners' capital

  30,926 units outstanding, excluding 5,846 units in treasury (cost-$126,386), at September 30, 1999 and
  32,676 units outstanding, excluding 4,096 units in
     treasury (cost-$83,530), at December 31, 1998                            116,274                      143,813
                                                                    ------------------            -----------------

                                                                             $507,499                     $432,207
                                                                    ------------------            -----------------
                                                                    ------------------            -----------------


                                                                               3

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows
(In thousands)


                                                                                                NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30
                                                                                    -------------------------------------------
                                                                                           1999                    1998
                                                                                    -------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                                                  $ 32,903                $ 62,289

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                                               11,092                   7,370
    Increase in land under development                                                         (71,861)                (52,081)
    Cost of sales and other inventory changes                                                   73,806                  65,703
    Increase in accounts and notes receivable                                                  (21,062)                (10,523)
    Increase in accounts payable, accrued expenses
       and deferred revenues                                                                    30,714                  31,702
    Cost of property sold                                                                       12,593                  67,478
    Other adjustments, net                                                                       1,579                      25
                                                                                    -------------------      ------------------

  Net cash provided by operating activities                                                     69,764                 171,963
                                                                                    -------------------      ------------------


CASH FLOWS FROM INVESTING ACTIVITIES:

  Development of income-producing properties                                                   (56,401)                (78,148)
  Purchase of property and equipment                                                            (6,657)                 (5,985)
  Investment in joint ventures                                                                  (4,062)                   (198)
                                                                                    -------------------      ------------------

  Net cash used in investing activities                                                        (67,120)                (84,331)
                                                                                    -------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions paid                                                                           (16,716)                (14,509)
  Increase (decrease) in mortgage and other debt                                                60,839                 (39,522)
  (Decrease) increase in advances and contributions from
     developers for utility construction                                                        (1,348)                  4,987
  Purchase of partnership units                                                                (44,667)                (38,770)
  Other, net                                                                                       941                   1,001
                                                                                    -------------------      ------------------

  Net cash used in financing activities                                                           (951)                 (86,813)
                                                                                    -------------------      ------------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        1,693                     819

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   2,188                   2,770
                                                                                    -------------------      ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $  3,881                $  3,589
                                                                                    -------------------      ------------------
                                                                                    -------------------      ------------------

Supplemental schedule of non-cash investing and financing activities:
  Note payable in connection with investment in joint venture                                 $ 12,024
                                                                                    -------------------
                                                                                    -------------------


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

The Company's unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments necessary for a fair statement of the results of operations for the three and nine months ended September 30, 1999 and 1998 have been made. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found on pages 30 through 38 of the December 31, 1998 Annual Report to Partners and particularly to Note 2 therein which includes a summary of significant accounting policies. Certain reclassifications have been made to prior periods' amounts to conform to the current period presentation.

Interim financial information for the Company has substantial limitations as an indicator for the calendar year because:

- Land sales occur irregularly and are recognized at the close of escrow or on the percentage of completion basis if the Company has an obligation to complete certain future improvements and provided profit recognition criteria are met.

- Sales of income properties and non-developable farmland occur irregularly and are recognized upon close of escrow provided profit recognition criteria are met.

- Agricultural crops are on an annual cycle and income is recognized upon harvest. Most major crops are harvested during the fall and winter.

-------------------------------------------------------------------------------------------------------------------
NOTE 2. DETAILS OF LAND UNDER DEVELOPMENT
                                                                          SEPTEMBER 30,                 DECEMBER 31,
(IN $000)                                                                      1999                         1998
-------------------------------------------------------------------------------------------------------------------
Valencia
    Residential land development                                              $ 8,055                    $ 1,166
    Industrial and commercial land development                                 37,396                     32,686
    Homes completed or under construction
         with venture partners                                                   (275)                    13,525
Agriculture                                                                       546                        290
-------------------------------------------------------------------------------------------------------------------
         Total land under development                                         $45,722                    $47,667
                                                                             --------------------------------------
                                                                             --------------------------------------

-------------------------------------------------------------------------------------------------------------------
NOTE 3. DETAILS FOR EARNINGS PER UNIT CALCULATION
                                                                     INCOME               UNITS           PER UNIT
(IN 000'S EXCEPT PER UNIT)                                         (NUMERATOR)        (DENOMINATOR)
-------------------------------------------------------------------------------------------------------------------
For three months ended September 30, 1999
Net income per unit
  Net income available to unitholders                               $11,897              31,341             $0.38
Effect of dilutive securities
  Unit options                                                           --                 270                --
-------------------------------------------------------------------------------------------------------------------
Net income per unit - diluted                                       $11,897              31,611             $0.38
                                                                   ------------------------------------------------
                                                                   ------------------------------------------------

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Note 3 (continued)

                                                                     INCOME               UNITS           PER UNIT
(IN 000'S EXCEPT PER UNIT)                                         (NUMERATOR)        (DENOMINATOR)
-------------------------------------------------------------------------------------------------------------------
For three months ended September 30, 1998
Net income per unit
  Net income available to unitholders                               $16,291              33,998             $ .48
Effect of dilutive securities
  Unit options                                                           --                 384              (.01)
-------------------------------------------------------------------------------------------------------------------
Net income per unit - diluted                                       $16,291              34,382             $ .47
                                                                   ------------------------------------------------
                                                                   ------------------------------------------------
For nine months ended September 30, 1999
Net income per unit
  Net income available to unitholders                                $32,903             31,821             $1.03
Effect of dilutive securities
  Unit options                                                            --                279                --
-------------------------------------------------------------------------------------------------------------------
Net income per unit - diluted                                        $32,903             32,100             $1.03
                                                                   ------------------------------------------------
                                                                   ------------------------------------------------
For nine months ended September 30, 1998
Net income per unit
  Net income available to unitholders                                $62,289             34,357             $1.81
Effect of dilutive securities
  Unit options                                                            --                424              (.02)
-------------------------------------------------------------------------------------------------------------------
Net income per unit - diluted                                        $62,289             34,781             $1.79
                                                                   ------------------------------------------------
                                                                   ------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
NOTE 4. DETAILS OF INCOME-PRODUCING PROPERTIES AND PROPERTY AND EQUIPMENT

                                                                          SEPTEMBER 30,               DECEMBER 31,
(IN $000S)                                                                     1999                       1998
-------------------------------------------------------------------------------------------------------------------
Income-producing properties
    Land                                                                    $ 53,808                      $ 48,319
    Buildings                                                                194,722                       119,453
    Other                                                                     15,791                        14,611
    Properties under development                                              62,143                       105,772
-------------------------------------------------------------------------------------------------------------------
                                                                             326,464                       288,155
    Accumulated depreciation                                                 (44,594)                      (39,443)
-------------------------------------------------------------------------------------------------------------------
                                                                            $281,870                      $248,712
                                                                        -------------------------------------------
                                                                        -------------------------------------------
Property and equipment
    Land                                                                    $  3,704                      $  4,819
    Buildings                                                                  5,469                         5,600
    Equipment                                                                  9,848                         8,993
    Water supply systems, orchards and other                                  73,991                        68,688
    Construction in progress                                                   6,150                         7,172
-------------------------------------------------------------------------------------------------------------------
                                                                              99,162                        95,272
    Accumulated depreciation                                                 (37,521)                      (36,436)
-------------------------------------------------------------------------------------------------------------------
                                                                            $ 61,641                      $ 58,836
                                                                        -------------------------------------------
                                                                        -------------------------------------------

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

NOTE 5.  BUSINESS SEGMENT REPORTING
The following table provides financial information regarding revenues from external customers, income and total assets for the Company's business segments and also provides a reconciliation to the Company's consolidated totals:


                                                                           NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                                        -------------------------------------------
                                                                                        CONTRIBUTION
(IN $000S)                                                              REVENUES          TO INCOME          ASSETS
----------                                                              --------        ------------      ---------
Real Estate
  Residential                                                           $ 61,383        $  14,693         $  25,495
  Industrial and commercial                                               63,231           26,036            84,631
  Community development                                                     -              (7,856)           18,655
  Income-producing properties                                             36,185           12,238           288,994
  Valencia Water Company                                                   8,702            2,193            59,158
Agriculture                                                                9,014            3,777            18,433
Central administration                                                      -              (8,994)           12,133
                                                                        --------        ------------      ---------
                                                                         178,515           42,087           507,499
Interest and other, net                                                     -              (7,484)             -
All other                                                                   -              (1,700)             -
                                                                        --------        ------------      ---------
                                                                        $178,515        $  32,903         $ 507,499
                                                                        ========        ============      =========



                                                                           NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                                        -------------------------------------------
                                                                                        CONTRIBUTION
(IN $000S)                                                              REVENUES          TO INCOME          ASSETS
----------                                                              --------        ------------      ---------
Real Estate
  Residential                                                           $ 63,377        $  24,129         $  19,828
  Industrial and commercial                                              145,471           44,716            56,477
  Community development                                                     -              (6,295)           17,540
  Income-producing properties                                             28,264           14,670           240,046
  Valencia Water Company                                                   7,326            1,899            53,229
Agriculture                                                                6,684              747            17,296
Central administration                                                      -              (8,105)            6,697
                                                                        --------        ------------      ---------
                                                                         251,122           71,761           411,113
Interest and other, net                                                     -              (5,772)             -
All other                                                                   -              (3,700)             -
                                                                        --------        ------------      ---------
                                                                        $251,122        $  62,289         $ 411,113
                                                                        ========        ============      =========


PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

                Comparison of Third Quarter and Nine Months of 1999 to Third Quarter and Nine Months of 1998
---------------------------------------------------------------------------------------------------------------------------------

The amounts of increase or decrease in revenues and income from the prior year third quarter and nine months are as follows (in 000s, except per unit):

                                                                THIRD QUARTER                             NINE MONTHS
                                                        -------------------------------        ----------------------------------
                                                              INCREASE (DECREASE)                     INCREASE (DECREASE)
                                                        -------------------------------        ----------------------------------
                                                            AMOUNT              %                 AMOUNT                 %
                                                        ---------------     -----------        --------------       -------------
REVENUES
  Real Estate
    Residential home and land sales                     $       17,568             91%         $      (1,994)                -3%
    Industrial and commercial sales                            (25,983)           -61%               (82,240)               -57%
    Commercial operations
        Income-producing properties                              4,376             50%                 7,921                 28%
        Valencia Water Company                                     374             11%                 1,376                 19%
                                                        ---------------     -----------        --------------       -------------
                                                                (3,665)            -5%               (74,937)               -31%
  Agriculture
     Operations                                                   (125)            -4%                  (237)                -4%
     Ranch sales                                                (1,067)          -100%                 2,567                185%
                                                        ---------------     -----------        --------------       -------------

Total revenues                                          $       (4,857)            -6%         $     (72,607)               -29%
                                                        ===============     ===========        ==============       =============

CONTRIBUTION TO INCOME
  Real Estate
    Residential home and land sales                     $        5,863            116%         $      (9,310)               -39%
    Industrial and commercial sales                             (9,767)           -71%               (18,423)               -42%
    Community development                                          422             16%                (1,187)               -17%
    Commercial operations
        Income-producing properties                                226              6%                (2,384)               -16%
        Valencia Water Company                                      28              3%                   374                 22%
                                                        ---------------     -----------        --------------       -------------
                                                                (3,228)           -15%               (30,930)               -40%
  Agriculture
    Operations                                                   1,642            120%                 1,378                267%
    Ranch sales                                                   (775)          -100%                 1,749                159%
                                                        ---------------     -----------        --------------       -------------

 Operating income                                               (2,361)           -11%               (27,803)               -36%

    General and administrative expense                            (618)           -19%                  (271)                -3%
    Expense from unit ownership plans                                -              -                    400                100%
    Interest and other, net                                     (1,415)          -127%                (1,712)               -30%
                                                        ---------------     -----------        --------------       -------------

 Net income                                             $       (4,394)           -27%         $     (29,386)               -47%
                                                        ===============     ===========        ==============       =============

Net income per unit                                     $        (0.10)           -21%         $       (0.78)               -43%
                                                        ===============     ===========        ==============       =============
Net income per unit - diluted                           $        (0.09)           -19%         $       (0.76)               -42%
                                                        ===============     ===========        ==============       =============

Number of units used in computing per unit amounts:
Net income per unit                                             (2,657)            -8%                (2,536)                -7%
                                                        ===============     ===========        ==============       =============
Net income per unit - diluted                                   (2,771)            -8%                (2,681)                -8%
                                                        ===============     ===========        ==============       =============

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The increases and decreases in revenues and income for the three and nine months are attributable to the following:

For the 1999 third quarter, revenues totaled $73.2 million and net income totaled $11.9 million compared to revenues for the 1998 third quarter of $78.1 million and income of $16.3 million. Third quarter 1999 revenues and income were below that of the comparable 1998 period primarily due to record high industrial land sales totaling 59.2 acres in the 1998 third quarter, which added $33.7 million to revenues and $11.9 million to earnings. The lower industrial land sales in the 1999 third quarter were partially offset by finished residential lot sales in the Company's new lake community of Bridgeport.

For the nine months ended September 30, 1999, revenues totaled $178.5 million and income totaled $32.9 million. This compares to revenues of $251.1 million and income of $62.3 million for the nine months ended September 30, 1998. Results for the first nine months of 1999 were below 1998 nine-month results primarily due to the 1998 second quarter sale of Valencia Marketplace, a retail power center, which contributed $90.9 million to revenues and $32.5 million to net income through the first nine months of 1998.

RESIDENTIAL HOME AND LAND SALES

Revenues and income are recorded by the Company on residential lot sales when title is transferred to the merchant builder who, in turn, builds homes for sale. The Company also participates, on a limited basis, in home construction on lots it owns by establishing joint ventures with builders who have created innovative home designs, targeting niche markets not met by merchant builders. Through the homebuilding joint-venture program, the Company recognizes its portion of revenues and income upon close of escrow to the homebuyer. At September 30, 1999, the Company had two homebuilding joint venture projects which are expected to be completed this year. As previously reported, the Company is taking advantage of the strong market and increasing absorption by concentrating its efforts on lot sales to merchant builders. No new homebuilding joint ventures are currently planned in Valencia.

For most of the 1999 third quarter, continued constraints in the supply of Valencia new home inventory slowed merchant builder home sales as one more residential housing project sold out, bringing the total to five sold out projects this year. Additionally four more projects are expected to sell out during the remainder of the year. During the third quarter of 1999, merchant builder sales and the Company's joint ventures sold 110 homes in Valencia compared with 132 homes in the year earlier quarter but ahead of the 99 homes sold in the 1999 second quarter. For the nine months ended September 30, 1999, a total of 319 new homes were sold in Valencia compared with 462 sold during the first nine months of 1998.

The inventory of new homes available for sale in Valencia began to increase late in the third quarter and this trend is expected to continue over the next year. Late in the 1999 third quarter, Kaufman & Broad commenced sales of homes on lots purchased from the Company in 1998 in the Hasley Hills area just north of the master-planned community of Valencia. The first homes closed escrow in Taylor Woodrow's 316-home, gated community called Woodlands at Valencia in the 1999 third quarter and models are now open for all four product lines. Shea Homes started selling homes in October 1999 on lots purchased from the Company in 1998 in the Decoro Highlands section of Valencia.

MERCHANT BUILDER PROGRAM

During the third quarter of 1999, the Company closed escrow on 154 finished lots for $18.5 million, contributing $9.3 million to income under percentage of completion accounting. These lots are in Bridgeport, the Company's new lifestyle village which contains nine neighborhoods surrounding a lake. Finished lot prices in Bridgeport are the highest residential per acre prices in the Company's history. Results for the quarter and nine-month period also include $1.1 million received from price and profit participation agreements relating to Valencia lot sales in prior years. Results for the 1999 nine-month period also include the sale of 193 residential lots in Bridgeport for a multi-family project which added $9.5 million to income and $3.8 to income under percentage of completion accounting.

In the 1998 third quarter, the sale of 168 lots for high-density housing closed escrow contributed $6.2 million to revenues and $3.8 million to income. This sale brought total residential lot sales for the first nine months of 1998 to 1,108 totaling $40.8 million in revenues and $23.7 million in income.

At September 30, 1999, 163 lots in Bridgeport were in escrow, including 85 lots that closed escrow in early October for $11.4 million, with closings for the balance of these lots scheduled during the fourth quarter. Also in

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

escrow at September 30, 1999, were an additional 294 unimproved lots to Kaufman & Broad located adjacent to their current project in Hasley Hills. Escrow is scheduled to close later this year and is expected to contribute over $16 million to fourth quarter revenues. All escrow closings are subject to market and other conditions.

JOINT VENTURE PROGRAM

For the quarter ended September 30, 1999, the Company's two homebuilding joint ventures closed escrow on 65 homes, which contributed $16.7 million to revenues and $1.7 million to income. These projects are expected to be completed early next year. The 1999 nine-month period includes 141 home closings adding $32.3 million to revenues and $3.3 million to income. As previously reported, the Company is taking advantage of the strong market and increasing absorption by concentrating its efforts on lot sales to merchant builders. No new homebuilding joint ventures are planned in Valencia.

During the 1998 third quarter, a total of 57 joint-venture homes in three projects closed escrow contributing $13.1 million to revenues and $1.4 million to income. A total of 90 joint-venture homes closed escrow during the 1998 nine-month period which contributed $20.3 million to revenues and $2.2 million to income.

INDUSTRIAL AND COMMERCIAL SALES

In the 1999 third quarter, $7.6 million in revenues and $407,000 in income were recognized upon the completion and sale of a 170,000-square-foot build-to-suit facility. The sale of the land in Valencia Commerce Center for this facility closed escrow in the first quarter of 1999. A 4.4-acre industrial parcel in Valencia Industrial Center also closed escrow during the third quarter for $1.7 million adding $630,000 to income. In addition to third quarter sales, results for the 1999 nine-month period include industrial land closings on 20.5 acres contributing $9.8 million to revenues and $2.0 million to income.

Commercial escrow closings during the third quarter of 1999 totaled 8.1 acres adding $2.2 million to revenues and $1.4 million to income. These sales included a 1.34-acre parcel adjacent to Valencia Town Center regional mall to Ethan Allen, Inc., a leading national furniture retailer, and 6.8-acre site in a non-prime location for a self-storage facility. In addition, the Company recognized additional revenues of $4.5 million and income of $2.9 million in the third quarter on percentage of completion accounting from the second quarter sale of a 32.8-acre apartment site. The 1999 nine-month period, includes $23.2 million in revenues and $13.8 million in income under percentage of completion accounting from the 32.8-acre apartment site and sale of two commercial parcels totaling 2.7 acres for $3.9 million adding $2.3 million to income. Also included in results for the nine-month period ended September 30, 1999, is the sale of the Company's last remaining large parcel at the Cowell Ranch in northern California which added $10.0 million to revenues and $8.2 million to income.

At September 30, 1999, four industrial parcels totaling 26.2 acres were in escrow or were being held under deposit for $19.3 million, including a 110,000-square-foot build-to-suit on 5.2 acres. Closings are scheduled before the end of 1999, and if completed as scheduled, will bring total industrial sales to approximately 47 acres in 1999. Five commercial parcels totaling
31.7 acres, including an additional apartment site, were in escrow or were being held under deposit at September 30, 1999 for $22.7 million with closings scheduled during the fourth quarter of 1999 and first quarter of 2000. All escrow closings are subject to market and other conditions.

In the 1998 third quarter, escrow closed on five parcels totaling 59.1 industrial acres, including a building on 1.2 acres constructed as part of the Company's build-to-suit/lease program. These escrow closings contributed $33.7 million to third quarter revenues and $11.9 million to income. Also, during the 1998 third quarter, a 12.6-acre restricted-use site for a senior apartment project closed escrow for $1.8 million and the Company completed the sale of its remaining industrial building in Valencia Industrial Center consisting of a 29,000-square-foot building on 2.1 acres for $1.5 million. These two sales added $1.3 million to 1998 third quarter income.

During the first nine months of 1998, the Company closed escrow on a record
78.4 acres of industrial land, including four buildings constructed as part of its build-to-suit/lease program. These sales added $49.1 million to revenues and $13.8 million to income for the nine-month period. In addition to the sale of a 12.6-acre site for a senior apartment project and an industrial building in Valencia Industrial Center, results for the nine-month period includes the sale of three small commercial parcels totaling 4.6 acres for $1.5 million adding $433,000 to income.

In the first nine months of 1999, the Company recognized $4.0 million in revenues under percentage of completion accounting from the prior year sale of Valencia Marketplace, a 720,000-square-foot high-volume retail center. Due to revised costs to complete the construction and leasing of the center, no income has been recognized in 1999

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

and the Company does not expect to recognize any additional income or loss from the sale of this property as remaining revenues are recognized. The 1998 nine-month period included $90.9 million in revenues and $32.5 million in income from the sale of this center under percentage of completion accounting.

COMMUNITY DEVELOPMENT

The Company's community development activities are focused on securing the necessary entitlements as well as an intensified strategic marketing program to support the buildout of Valencia by 2005 and begin the development of Newhall Ranch, a new town on the Company's 12,000 acres west of Valencia. The Company's ability to achieve its goals and increase the pace of development is contingent upon obtaining the necessary entitlements from the County of Los Angeles and the City of Santa Clarita.

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

As a result of the Los Angeles County Board of Supervisors' approval of Newhall Ranch, four separate petitions were filed against the County of Los Angeles and the Los Angeles County Board of Supervisors, and name the Company as a real party in interest. The four actions were petitions for writs of mandate and were filed in the Ventura County (California) Superior Court. The petitions were filed by: 1) Ventura County (California), Ventura County Flood Control District, Ventura County Air Pollution Control District and certain municipalities located within the County of Ventura (petition filed on April 21, 1999); 2) United Water Conservation District (petition filed on April 21,
1999); 3) Sierra Club, Friends of the Santa Clara River and Santa Clarita Organization for Planning the Environment (petition filed on April 22, 1999); and 4) Maria Vega, et al. (petition filed on April 22, 1999). In general, the petitions allege violation of the California Subdivision Map Act for illegally subdividing parcels that cross the county border; violations of the California Environmental Quality Act; inconsistency between the Los Angeles County General Plan and Specific Plan; and violation of the housing element of the County General Plan as it relates to affordability and discrimination. A Ventura County Superior Court judge ruled in favor of Los Angeles County's request that the lawsuit be transferred out of Ventura County and designated the neutral venue of Kern County. The principal issues alleged in the petitions have been consolidated into one case and the trial is scheduled for March 2000. The California Attorney General recently petitioned the court for permission to file an amicus brief indicating that the EIR did not fully discuss environmental impacts of the project and the petition subsequently was approved.

In May, the Los Angeles County Board of Supervisors gave final approval to the Company's 1,711-home Valencia Westridge Golf Course Community. A focal point of the Valencia project is a Tournament Players Club (TPC) championship golf course, a joint venture with PGA TOUR Golf Course Properties. Subsequent to the approval, a petition for writ of mandate was filed on June 24, 1999 in the Los Angeles County Superior Court. The petition was filed by the Santa Clarita Organization for Planning the Environment and the Angeles Chapter of the Sierra Club against the County of Los Angeles, the Los Angeles County Board of Supervisors and Valencia Water Company, and names the Company as a real party in interest. In general, the petition alleges violations of the Los Angeles County General Plan, the California Water Code, the County Development Monitoring System and the California Environmental Quality Act. Valencia Water Company, a subsidiary of the Company, was subsequently dismissed from the petition. This petition has been consolidated with the petition filed in 1992 concerning many of the same issues, and is scheduled for trial in late March 2000.

The Company continues to believe that the Environmental Impact Reports on both projects have been well documented and researched and will withstand these legal challenges.

The Company is in the process of entitling all its remaining residential lots in Valencia. While no additional residential land is expected to receive final approval this year, approximately 4,400 lots are expected to be approved in early 2000, including 1,900 lots through annexation by the City of Santa Clarita.

The Company continues to work on entitlements with the City of Broomfield, Colorado for a plan that includes approximately 3,000 homes and 215 acres of office and commercial development on 1,700 acres. The Company has a three-year option on the property located in this growing suburb between Denver and Boulder.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In the 1999 third quarter, the Company announced a joint venture with Kaufman & Broad Home Corporation to develop the 1,900-acre City Ranch, an approved master-planned community in north Los Angeles County in the City of Palmdale. The Company owns a 50.1% interest in the joint venture and will act as the master developer. The joint venture will include approximately 4,200 single-family homes, 300 apartment units and 260,000 square feet of commercial development. The first lots are scheduled to be available to merchant builders in late 2000 with a projected sales completion in eight years if present trends continue. This project offers an opportunity for the Company to supply needed entry level and first move-up housing in a master-planned community to the rapidly growing population of Los Angeles.

Community development expenses decreased by 16% from the 1998 third quarter primarily due to prior year expenses related to evaluation of development opportunities outside of Valencia. For the nine-month period, community development expenses increased by 17% primarily due to entitlement expenses for Newhall Ranch, certain initial costs relating to commercial properties under development and the strategic marketing program. With the continued focus on obtaining entitlements and strategic marketing as well as litigation costs relating to Newhall Ranch and Westridge, expenses for the year are expected to continue at or possibly exceed this increased level over 1998. Costs for developing Newhall Ranch subsequent to approval of the Specific Plan are being capitalized to the project in 1999.

INCOME-PRODUCING PROPERTIES

The Company's income-producing property portfolio is a relatively stable source of earnings and cash flow that also provides debt capacity and working capital for continuing operations. In September 1999, the Company announced a plan to repurchase up to 6.3 million partnership units, including units previously authorized for repurchase. Future operations as well as unit repurchases will be financed by the sale of up to $175 million of income portfolio assets, accelerated land sales, additional borrowings and reduced costs. At December 31, 1998, the income portfolio was valued at $435 million.

The income portfolio's revenues were higher for both the third quarter and the nine-month period of 1999, up 50% and 28%, respectively, over the comparable 1998 reporting periods. Revenues from the Company's new properties more than offset the revenues lost from the sale of Valencia Marketplace in June 1998. Income for the 1999 third quarter increased 6%, while declining 16% for the nine-month period compared to 1998 results. For the nine-month period, the lower margin resulted from depreciation associated with new properties. Earnings from the income portfolio for the 1999 full year are expected to be about 20% lower than in 1998.

Valencia Town Center continues to be the focus of commercial development. A 108,000-square-foot entertainment complex opened in the second quarter and is 98% leased with an IMAX 3-D Theatre, 11 additional movie screens, a Borders bookstore, three restaurants, and a small food court. In the third quarter of 1999, Twin Palms, a well-known Southern California restaurant with two other locations in Pasadena and Newport Beach, opened in the Company's three-story office building on Town Center Drive. Town Center Drive, which is attracting both retail and office tenants, is 56% leased as of the end of the quarter. The 26,000-square-foot Town Center Plaza, adjacent to the Hyatt Valencia Hotel, is 60% leased.

Construction has begun on two office buildings, a 125,000-square-foot five story and an 83,000-square-foot four story, for Princess Cruises under 15-year leases. Princess Cruises will be consolidating its operations, including its executive offices, bringing their total employment in Valencia to approximately 1,500 employees when they take occupancy in early 2001. Also, a 16,000-square-foot building is being completed across from the entertainment complex for additional restaurants and retail.

The Company's shopping centers have occupancy rates averaging close to 100%, with Valencia Town Center regional mall 98% leased including short-term tenants. NorthPark Village Square is 99% leased following a 22,600-square-foot expansion.

Office occupancy in the three-story building on Town Center Drive and the Bank of America building adjacent to the mall is 100%. At September 30, the six-story Princess Cruises office building was 84% leased; however, a new lease was signed in early October bringing the percentage of leased space to 87%.

For the 1999 third quarter, occupancy at The Hilton Garden Inn was 68% with an average daily rate of $82.79. During the same period, occupancy at Hyatt Valencia Hotel was 66% with a $97.06 average daily rate.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's three established apartment complexes averaged over 95% occupancy for the third quarter. In July, tenants started moving into Montecito, a 210-unit, high-end apartment complex overlooking Valencia Country Club in Valencia Town Center. Montecito is 42% leased. As more large employers like Princess Cruises, Explorer Insurance and Pharmavite relocate to Valencia, demand for apartments, as well as single-family homes, is expected to continue to increase. Additional apartment projects are planned for Valencia; however, in the near-term, the Company expects to sell entitled apartment land to developers for construction.

VALENCIA WATER COMPANY

Valencia Water Company is a regulated public utility and a wholly-owned subsidiary of the Company serving over 20,000 metered customers in the Valencia area. In the third quarter of 1999, revenues at Valencia Water Company increased 11% over the year earlier period, as the utility benefited from continued customer growth, while income increased 3%. For the first nine months of 1999, revenues were up 19% and income increased 22% over the first three quarters of 1998 as a result of growth in the customer base and drier weather.

AGRICULTURAL OPERATIONS

For the third quarter and nine months ended September 30, 1999, income from agriculture, including the Company's energy operations, were ahead of the previous year, while revenues were below year earlier levels. The income increases primarily were due to a $1.9 million non-cash write-off, taken in the 1998 third quarter, for mineral rights associated with ranch land previously sold. Additionally, during the 1999 third quarter the Company benefited from higher oil and gas prices and excellent yields and prices on tomatoes. For the 1998 third quarter and nine-month periods, results were below year earlier levels primarily due to the $1.9 million non-cash write-off of mineral rights. Additionally, lower oil and gas prices negatively impacted results for both the 1998 third quarter and nine months.

RANCH SALES

No farm land sales were recorded during the 1999 third quarter. The nine-month period includes the sale of the Company's three remaining parcels at the Merced Ranch for $4.0 million contributing $2.8 million to income. The 36,000-acre Suey Ranch in Santa Barbara and San Luis Obispo Counties is being marketed for sale as part of the Company's strategic plan to sell land not suitable for development.

In the 1998 third quarter, a 970-acre parcel of the Merced Ranch closed escrow for $1.1 million, contributing $775,000 to income. Results for the 1998 nine-month period also included $323,000 recognized from the 1996 sale of 539 acres of row crop land at the Suey Ranch.

GENERAL AND ADMINISTRATIVE EXPENSE

Increases of 19% and 3% from the 1998 three- and nine-month periods, respectively, are primarily due to land acquisition activities. With the announcement of the major unit repurchase program in September 1999, expenses for these activities are not expected to continue at current levels. General and administrative expenses are expected to increase approximately 10% in 1999 from the year earlier level. For the third quarter and nine months of 1998, general and administrative expenses increased 53% and 54%, respectively, primarily due to consulting fees related to expanded marketing programs and improved business conditions, and non-capitalized expenses in connection with the replacement and upgrading of the Company's accounting system and Year 2000 repairs.

EXPENSE FROM UNIT OWNERSHIP PLANS

In the 1998 nine-month period, an expense of $400,000 was recorded for increases in the market price of partnership units in connection with appreciation rights on outstanding, non-qualified options granted prior to 1992. No expense related to unit ownership plans was recorded in the 1999 three- or nine-month periods.

INTEREST AND OTHER

Increases in net interest expense in the 1999 three and nine-month comparisons are due to increased debt outstanding against lines of credit, a new $25 million mortgage financing secured by two shopping centers completed in the 1999 third quarter and a reduction in capitalized interest due to the completion of several income portfolio projects. The increases were partially offset in both periods by higher interest income from notes receivable from land sales. Higher debt levels due to the Company's announced unit repurchase plan are expected to increase net interest expense for the year by approximately 40% compared to 1998.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the three and nine-months of 1998, decreases of 51% and 19%, respectively, compared to the prior year periods were due to reduction in debt from the $111 million cash sale of Valencia Marketplace in June 1998 and an increase in interest capitalized to portfolio projects under construction.

                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had cash and cash equivalents of $3.9 million and $70.2 million in available lines of credit, net of $25.8 million in letters of credit. Borrowings outstanding totaled $71 million against unsecured lines of credit and $35 million against a revolving mortgage loan. In addition, the Company had fixed rate debt totaling $124.5 million. The Company believes it has adequate sources of cash from operations and debt capacity, including lines of credit, to finance future operations and, combined with anticipated land and asset sales, to fund its unit repurchases. At September 30 1999, there was no debt against raw land or land under development inventories.

On March 1, 1999, the Company completed the refinancing of a portfolio mortgage with a remaining principal balance of $44.6 million. This portfolio mortgage with Prudential had a rate of 8.995% and was secured by five of the Company's commercial properties. These new financings total $50 million at a rate of 6.51% and are secured by three of the Company's apartment complexes. On September 15, 1999, a $25 million seven-year financing was completed at a rate of 7.44% secured by River Oaks and NorthPark Village Square shopping centers. In the fourth quarter of 1999, the Company expects to refinance its $40 million revolving mortgage loan secured by Valencia Town Center.

There are no material commitments for capital expenditures other than the Company's plans in the ordinary course of business to complete the development of income properties under construction. In 1999, the Company expects to invest approximately $60 million in the development of income-producing properties. In addition, over $20 million is expected to be invested in major roads and freeway improvements in 1999 to enable the Company to close additional land sales.

In September 1999, the Company's Board of Directors approved a plan to repurchase up to an additional 5.5 million partnership units, financed by accelerated asset and land sales, additional borrowings and reduced costs. Together, the new authorization and 884,446 units remaining for repurchase from a previous authorization, equaled 6.3 million units, or just over 20% of the Company's outstanding units at the time of the authorization. Under the plan, the Company may repurchase partnership units from time-to-time in open market and block transactions over a period ending December 31, 2000, depending on market conditions.

The repurchase program is expected to be financed by the sale of up to $175 million of income portfolio assets in 2000. The income portfolio was valued at $435 million at December 31, 1998. In the interim, unused capacity under bank lines will be utilized. Additionally, capital spending will be reduced as certain ready-to-build commercial sites previously scheduled for development will be sold. During the nine months ended September 30, 1999, a total of 1,845,826 units for $44.7 million, or an average of $24.20 per unit, was repurchased. The repurchases are being made because management and the Board continue to believe that the units are undervalued and that the current market price does not reflect the Company's underlying value.

The following discussion relates to principal items on the Consolidated Statement of Cash Flows:

OPERATING ACTIVITIES

Net cash provided by operating activities for the nine months ended September 30, 1999, totaled $69.8 million and included sales of 347 residential lots, 141 joint-venture homes, 68.5 acres of industrial and commercial land, a 170,000-square-foot industrial build-to-suit and the Company's remaining acreage at the Merced Ranch and Cowell Ranch in central and northern California, respectively. These sales combined generated $111.3 million in cash and $37.6 million in notes. Notes totaling $18.3 million from current and prior year land sales were collected during the nine months ended September 30, 1999.

Expenditures for land under development inventories and home construction totaled $47.6 million for the nine-month period and were offset by $73.8 million in cost of sales relief. Expenditures for Valencia area land preparation, infrastructure and home construction totaled $65.9 million with the remainder primarily for agricultural crop costs.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INVESTING ACTIVITIES

Expenditures for development of income-producing properties totaled $56.4 million for the nine-month period and were primarily related to Montecito apartments and various retail/office/entertainment projects in Valencia Town Center. Purchase of property and equipment was primarily for water utility construction.

In the 1999 third quarter, the Company announced a joint venture with Kaufman & Broad Home Corporation to develop the 1,900-acre City Ranch, an approved master-planned community in north Los Angeles County in the City of Palmdale. The Company's owns a 50.1% interest in the joint venture and the Company's initial investment consisted of $4.0 million cash and a $12.0 million note.

FINANCING ACTIVITIES

Distributions totaling $16.7 million have been paid year-to-date consisting of three quarterly distributions of $.10 per unit each and a $.22 per unit special distribution. The next quarterly distribution will be considered by the Board of Directors on November 17, 1999. The declaration of distributions, and the amount declared, are determined by the Board of Directors on a quarterly basis taking into account the Company's earnings, financial condition and prospects.

As previously discussed, in March 1999, a $44.6 million portfolio mortgage financing was replaced with three financings totaling $50 million secured by three apartment complexes and, in September 1999, a new $25 million financing was completed secured by two neighborhood shopping centers. Also, in September 1999, a $12.0 million note was recorded in connection with the Company's City Ranch joint venture with Kaufman & Broad. Borrowings against lines of credit increased by $42.8 million to $106 million at September 30, 1999. Outstanding borrowings against lines of credit are expected to increase from the current level by year-end due to the Company's announced unit repurchase program.

A total of 1,845,826 partnership units was repurchased during the nine months ended September 30, 1999 for $44.7 million, or an average of $24.20 per unit, and 5,925,946 units remained authorized for repurchase.

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

READINESS: The Company's Year 2000 remediation efforts have progressed within the planned schedule. At the end of 1997, a Year 2000 Task Force was formed to coordinate Company-wide efforts to be Year 2000 compliant. To date, the Company has inventoried its internal systems as well as identified systems and applications outside of the Company that may include imbedded computer technology that could be impacted by the Year 2000 Issue.

As a result of the Company's comprehensive review of its internal systems in 1997, and for other strategic reasons, the Company has replaced its computerized accounting system. The Company successfully converted to the new accounting system on January 1, 1999, and the payroll and human resources subsystem on July 1, 1999. The Company has completed the modification and testing of its internally developed systems for Year 2000 compliance and compatibility with the new accounting system. The Company also performed limited Year 2000 compliance testing on software provided by third parties, all of which have been previously confirmed by the respective vendors to be Year 2000 compliant.

COSTS: The Company estimates the total cost of its compliance efforts in connection with the Year 2000 Issue will be approximately $400,000 and will be expensed as incurred. As of September 30, 1999, $387,000 had been expensed for this project, including $114,000 expensed in 1998. The majority of the expenditures is for testing existing third party supplied software for Year 2000 compliance and replacement of non-compliant hardware. In addition, the cost of the new accounting system was approximately $1 million and has been capitalized and is being amortized over its useful life.

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

CONTINGENCY PLANS: The Company is dependent upon its business partners to conduct its operations and, as a result, has asked these business partners about their Year 2000 compliance efforts. As of September 30, 1999, all of the business partners contacted have stated that they are either already Year 2000 compliant or will be Year 2000 compliant prior to December 31, 1999. The Company does not plan to independently test or verify its business partners' Year 2000 efforts. However, the Company has compiled a list of alternate business partners in case any significant business partners fail to successfully complete their Year 2000 remediation efforts by December 31, 1999. There can be no assurance that any contingency plans developed by the Company will prevent any service interruption on the part of one or more of the Company's business partners or that such service interruption would not have a material adverse effect upon the Company's business, operating results or financial condition. A failure of the computer systems of a significant number of the Company's customers or business partners, or any of their financial institutions or lenders, would likely have a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt. At September 30, 1999, the Company had $106 million of variable debt with interest rates ranging from 6.63% to 8.75% and $124.5 million of fixed rate debt with interest rates ranging from 6.51% to 8.45%.

PART I.  FINANCIAL INFORMATION
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The table below presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt, as of September 30, 1999, by expected maturity dates:

                                                             Expected Maturity Date
                                 ------------------------------------------------------------------------                Fair
(IN $000S)                          1999         2000       2001       2002         2003      Thereafter     Total       Value
                                 ------------------------------------------------------------------------  ---------- ----------
Mortgage and Other Debt
Fixed Rate Debt                  $  1,321    $  4,851    $  4,994    $  5,155    $  14,685    $  93,466    $  124,472   $ 124,472
Weighted Average Interest Rate      7.28%       7.71%       7.69%       7.68%        8.16%        7.02%         7.24%


 Variable Rate Debt (1)           $35,000     $71,000                                                       $ 106,000   $ 106,000
 Weighted Average Interest Rate     6.63%       7.57%                                                           7.26%

(1) The Company has a $40 million revolving mortgage facility which bears interest at LIBOR plus 1.0% or Wells Fargo Bank's prime rate, at the election of the Company. The Company also has a $159 million unsecured revolving line of credit on which the rate is LIBOR plus 1.2%. At September 30, 1999, $71 million was outstanding against this line. The amounts set forth in the table above assume that the outstanding amounts under the variable rate credit facilities will be repaid at the facilities' respective maturity dates. Management believes these lines will be renewed at maturity with similar terms.

There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. The Company manages its interest rate risk by maintaining conservative ratio of fixed-rate, long-term debt to total debt in order to maintain variable rate exposure at an acceptable level and by taking advantage of favorable market conditions for long-term debt. In addition, the Company's guideline for total debt is approximately 70% of the appraised value of the income portfolio.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

        27       Financial Data Schedule

(b)     Reports on Form 8-K
        The Company filed a Current Report on Form 8-K dated September 16, 1999 concerning the announcement of intended repurchases of up to approximately 20% of the outstanding partnership units.

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


                      THE NEWHALL LAND AND FARMING COMPANY
                       (a California Limited Partnership)
                                   Registrant

                   By Newhall Management Limited Partnership,
                            Managing General Partner

                       By Newhall Management Corporation,
                            Managing General Partner




Date: November 8, 1999    By /s/ THOMAS L. LEE
                          ------------------------------------------------------
                          Thomas L. Lee, Chairman and Chief Executive Officer of
                          Newhall Management Corporation
                          (Principal Executive Officer)


Date: November 8, 1999    By /s/ STUART R. MORK
                          ------------------------------------------------------
                          Stuart R. Mork, Senior Vice President and Chief
                          Financial Officer of Newhall Management Corporation
                          (Principal Financial Officer)


Date: November 8, 1999    By /s/ DONALD L. KIMBALL
                          ------------------------------------------------------
                          Donald L. Kimball, Vice President - Finance
                          and Controller of Newhall Management Corporation
                         (Principal Accounting Officer)