Form 10-K
period 1999-12-31
NEWHALL LAND & FARMING CO /CA/
filed 2000-03-24
CIK 751976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of depositary receipts held by non-affiliates based upon the closing price of such depositary receipts on the New York Stock Exchange on February 29, 2000 was $712,811,504.

                      THE NEWHALL LAND AND FARMING COMPANY

                                      1999
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                       PAGE
PART I                                                                                                               NUMBER
Item    1.            Business                                                                                            1

Item    2.            Properties                                                                                          6

Item    3.            Legal Proceedings                                                                                   8

Item    4.            Submission of Matters to a Vote of Security Holders                                                 8


PART II

Item    5.            Market for the Registrant's Depositary Units and Related Security Holder Matters                    8

Item    6.            Selected Financial Data                                                                             9

Item    7.            Management's Discussion and Analysis of Financial Condition and Results of Operations              11

Item    7A.           Quantitative and Qualitative Disclosures about Market Risk                                         21

Item    8.            Financial Statements and Supplementary Data                                                        22

Item    9.            Changes In and Disagreements with Accountants on Accounting and Financial Disclosure               40


PART III

Item    10.           Directors and Executive Officers of the Registrant                                                 41

Item    11.           Executive Compensation                                                                             47

Item    12.           Security Ownership of Certain Beneficial Owners and Management                                     56

Item    13.           Certain Relationships and Related Transactions                                                     57


Part IV

Item    14.           Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                   58

SIGNATURES                                                                                                               62

SCHEDULE III          Real Estate and Accumulated Depreciation                                                           64

INDEX TO EXHIBITS                                                                                                        67

                                     PART I

ITEM  1.  BUSINESS

INTRODUCTION

The Newhall Land and Farming Company (a California Limited Partnership) (the "Company" or the "Partnership") is engaged in the development of residential, industrial and commercial real estate and in agriculture, on its approximately 50,000 acres in California. The interests in the Company (other than those held by the general partners) are represented by transferable Depositary Units listed on the New York and Pacific Stock Exchanges under the ticker symbol NHL. The Company was reorganized from a corporation to a limited partnership on January 8, 1985. The predecessor corporation was established in 1883 by the family of Henry Mayo Newhall; the shares of the corporation were listed on the New York Stock Exchange in 1970.

The Company's primary business is developing master-planned communities. Since 1965, the Company has been developing the town of Valencia on a portion of the Company's landholdings in Los Angeles County which now is home to approximately 40,000 residents and 1,400 companies that provide 40,000 jobs. With approximately 6,800 acres remaining to be developed, and residential buildout expected by 2005, Valencia is the regional center for north Los Angeles County and the northern gateway to the entire Los Angeles metropolitan area.

In 1994, the Company started the entitlement process on Newhall Ranch, a new master-planned community located on 12,000 acres adjacent to Valencia and west of Interstate 5. In March 1999, the Los Angeles County Board of Supervisors gave final approval for the project. The Newhall Ranch Specific Plan permits 21,600 homes in five villages and 325 net acres of commercial and business park uses. The project will also include schools, a lake, 335 acres of parks, golf, over 50 miles of trails and other recreational activities, and over 6,000 acres of open space, including 900 acres, or 5 miles, along the Santa Clara River. Certain legal challenges to the project have been received and a court hearing is scheduled for March 2000. For additional information on these legal challenges, please refer to PART I - ITEM 3. LEGAL PROCEEDINGS.

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

In the late 1980s, the Company adopted the strategy of selling farm properties with little or no potential for development and re-deploying the proceeds into real estate operations. As of December 31, 1999, more than 70,000 acres of non-strategic farmland have been sold, including the 36,000-acre Suey Ranch and three remaining parcels at the Merced Ranch sold in 1999.

In September 1999, the Company initiated a strategy to repurchase up to 20%, or 6,384,446 units, of its outstanding partnership units over a projected 15-month period. This represents a significant shift in business strategy and affords the Company a major arbitrage opportunity to capitalize on the gap in its underlying asset value relative to the market price of the Company's units. The timing for this major buyback is considered excellent, as many of the Company's real estate values are at all-time highs and demand for well-positioned developable land in Los Angeles County, such as in Valencia, continues to be strong.

A repurchase program of this magnitude will require the generation of about $130 million in net cash after all expenditures, including distributions to unitholders, debt repayments and ongoing land development activities in 2000. This dollar amount is estimated using an estimated average of $28 per unit and approximately 4.6 million units remaining to be purchased under the program at January 1, 2000. At December 31, 1999, a total of 1,723,952 units had been repurchased since mid-September when the major repurchase plan was announced, at an average price of $24.50 per unit.

The Company's business plan for 2000 reflects several changes in corporate strategy to accomplish the unit repurchases and hinges on three strategic themes: debt capacity, income property sales and land sales. For additional information on these strategies, please refer to the sections entitled "Results of Operations," "Income-Producing Properties" and "Liquidity and Capital Resources" under PART II. ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial information concerning the Company's business segments appears in Note 10 of the Notes to Consolidated Financial Statements in this Annual Report. Information regarding competition and compliance with governmental and environmental regulations appears in the Inflation, Risks and Related Factors section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report. At December 31, 1999, the Company employed 217 persons, including 8 classified as seasonal/temporary.


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


APPRAISAL OF REAL PROPERTY ASSETS

The independent appraisal firm of Buss-Shelger Associates appraised the market value of the Company's real property assets to be $1.1 billion at December 31, 1999. The appraised properties did not include oil and gas assets, water supply systems, cash and cash equivalents and certain other assets. The net appraised value of the Company's total assets, including assets not independently appraised, was $974 million, after reducing for debt and certain other liabilities as shown in the table below.

For the purpose of the appraisals, market value was defined as the most probable price in a competitive and open market under all conditions requisite to a fair sale, the buyer and seller each acting prudently, knowledgeably and assuming the price is not affected by undue stimulus. A significant portion of the appraised real property assets is located on the Company's 36,000 acres, 30 miles north of downtown Los Angeles and currently is undeveloped.

Entitlements and the continuing development of Valencia enhance the appraised value of the Company's land assets. Although raw land increases in value as development opportunities arise, the most significant increase occurs when necessary land use entitlements, including zoning and mapping approvals, are obtained from city and county governments. The appraised value of the Company's land and income-producing properties in the Valencia master-planned community has increased from $222 million in 1984, the first year independent property appraisals were obtained, to $893 million in 1999. The Company's net appraised value has increased from $11.74 to $32.85 on a per unit basis over the same 16-year period.

In 1999, the Company initiated an aggressive unit repurchase program to capitalize on the investment opportunity to create unitholder value based upon the difference in the record high underlying asset values relative to the unit price. Consequently, the 1999 results reflect the removal of $75.8 million in asset value for unit repurchases and $19.7 million in distributions. This was more than offset by a 9% reduction in units outstanding, resulting in an 11% increase in net appraised value on a per unit basis for 1999 compared to 1998.

A summary of appraised values of properties owned for each of the last five years as of December 31 follows (the appraisals were performed by independent appraisers except as noted):

                                APPRAISED VALUES

                                                 1999                              1998                       1997
                                    --------------------------------       -----------------------     --------------------
$ IN MILLIONS,                                              Percent                       Percent                  Percent
EXCEPT PER UNIT                       Acres     Amount      Change           Amount       Change        Amount     Change
-----------------------------------------------------------------------------------------------------------------------------
Valencia and nearby
properties                               6,835      $428 **      (6) %           $454           8  %        $420         - %
Income-producing
real estate                                810       465          7               435           2            425        14
                                    -----------------------------------------------------------------------------------------
Total Valencia area
properties                               7,645       893          0               889           5            845         7

Community development
properties:
    Newhall Ranch,
    City Ranch (50.1%                   13,865       181         66               109          76             62        41
      interest), McDowell
      Mountain Ranch*
     and other

Agricultural properties                 30,110        59        (34)               90           5             86        (2)

Mortgage and other debt                             (223)        41              (158)          1           (157)       (4)
     at book carrying value

All other, net, not
     independently appraised                          64         56                41          14             36       (27)
                                    -----------------------------------------------------------------------------------------
Net appraised value                     51,620      $974          0 %            $971          11 %         $872         8 %
                                    =========================================================================================
Number of partnership units
      outstanding ( 000's )                       29,668         (9)%          32,676          (5)%       34,527         - %
                                               ==============================================================================
Net appraised value
     per partnership unit                         $32.85         11 %          $29.72          18 %       $25.25         8 %
                                               ==============================================================================

                                         1996                      1995
                                  --------------------      --------------------
$ IN MILLIONS,                                Percent                  Percent
EXCEPT PER UNIT                    Amount     Change        Amount     Change
-----------------------------------------------------------------------------------------
Valencia and nearby
properties                         $420       (7)%          $450        (7)%
Income-producing
real estate                         372       16             321        15
                                  ----------------------------------------------
Total Valencia area
properties                          792        3             771         1

Community development
properties:
    Newhall Ranch,
    City Ranch (50.1%                44      (29)             76        14
      interest), McDowell
      Mountain Ranch*
      and other

Agricultural properties              88        3              82       (10)

Mortgage and other debt            (163)       7            (152)        4
     at book carrying value

All other, net, not
     independently appraised         49      (20)             61        97
                                   ---------------------------------------------
Net appraised value                $810       (3)%          $838         4 %
                                   =============================================
Number of partnership units
      outstanding ( 000's )       34,701       (3)%        35,910        (2)%
                               ==================================================
Net appraised value
     per partnership unit         $23.35         -%        $23.32         7 %
                               ==================================================

Appraised values are judgments. Land and property appraisals are an estimated value based on the sale of comparably located and zoned real estate or on the present value of income anticipated from commercial properties. There is no assurance that the appraised value of property would be received if any of the assets were sold. No assumptions have been made with respect to the bulk sale of the Company's total real estate assets. Certain reclassifications within categories have been made to conform to the current year presentation; however, prior period amounts have not been restated to reflect land sale activity, unit repurchases or distributions to unitholders. For the five-year period ended 1999, the Company has invested $163 million in unit repurchases and paid out $83 million in distributions.



*   McDowell Mountain Ranch in Scottsdale, Arizona was sold in 1996.


** The 1999 appraised value of the remaining land in "Valencia and nearby properties" increased $60.9 million, or 16.6%, due to higher investments in infrastructure and land prices realized during the year. This increase was more than offset by a high volume of land sales in 1999 consisting of 891 residential lots and 121 commercial and industrial acres.


REAL ESTATE

The Company's primary business is developing new towns and master-planned communities in north Los Angeles County. This includes the town of Valencia, 30 miles north of Los Angeles. Newhall Ranch, a new community that recently received Los Angeles County Board of Supervisors' approval, is planned for over 21,000 homes on

12,000 acres adjacent to Valencia, just west of Interstate 5. The Company also has a 50.1% interest in City Ranch, a new 1,900-acre master-planned community approved in the City of Palmdale.

Valencia, the first master-planned community developed by the Company, has experienced tremendous success and set the standard for the Company's other planned communities. Today, Valencia is a balanced community, providing residential, commercial and retail properties, along with industrial and recreational facilities and is the regional center for north Los Angeles County. Residents are attracted to the quality of life offered in Valencia's safe, clean environment, combined with award-winning schools. Major business such as Princess Cruises and Explorer Insurance, are relocating to Valencia for these same reasons plus the added benefit of a strong local labor pool and proximity to the Los Angeles metropolitan area. Approximately 7,000 acres including over 11,500 homes and apartments remain to be developed in Valencia. The Company's goal is to complete the buildout of Valencia by 2005 for residential land sales.

Newhall Ranch, the next major master-planned community planned for the Company's 12,000 acres west of Interstate 5 and adjacent to Valencia, is based on a master plan that incorporates the natural beauty of the Santa Clara River and preserves over 6,000 acres of open space. Approval of this 21,600 home project was received in 1999 from the Los Angeles County Board of Supervisors. Certain legal challenges to the project have been received and a court hearing is scheduled for March 2000. The first two villages, Riverwood and The Mesas, are in the planning stages, along with design work on the major infrastructure to open the project.

In 1999, the Company acquired a 50.1% interest in a joint venture with Kaufman and Broad of Southern California, Inc. The joint venture plans to develop the approved master-planned community of City Ranch on a 1,900-acre parcel in Palmdale, 30 miles northeast of Valencia in the Antelope Valley. The entire project is planned for approximately 4,500 homes, including 300 apartments, commercial uses, schools, parks, trails and other amenities. The Company will have responsibility for the planning and development of the community.

The Company has an option on 1,700 acres for a new community in Broomfield, Colorado. Plans call for approximately 3,000 acres and 215 acres of office and commercial development.

The Company also develops and operates a portfolio of commercial properties, provides building-ready sites for sale to industrial and commercial developers and users and owns a public water utility. For additional information regarding the Company's business refer to "ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in this Annual Report.

RESIDENTIAL DEVELOPMENT AND LAND SALES

Constraints in the supply of Valencia's new home inventory slowed merchant builder home sales in 1999 despite high demand. For 1999, new home sales in Valencia by all sellers totaled 355, well below the 620 homes sold in 1998. A total of nine housing projects sold out during the year. By late spring 2000, nine merchant builders are expected to be offering 17 product lines.

In 1999, the Company closed escrow on 891 residential lots which included 597 lots in the Bridgeport lake community and 294 lots sold to Kaufman and Broad in Hasley Hills, just north of Valencia. Approximately 4,400 residential lots are expected to be entitled in early 2000, including 2,500 in Los Angeles County and 1,900 through annexation to the City of Santa Clarita. Of that total, over 700 lots are expected to be marketed for sale in 2000.

 The Company's goal is to complete the sale of Valencia's remaining residential land by 2005 by increasing annual average absorption, on average, to 1,500 homes per year, including apartments. Plans to accelerate absorption include marketing for sale entitled, unimproved "paper lots" to accelerate cash flow and capitalize on the desire of homebuilders to control more lots in Valencia. The Company is intensifying its marketing efforts to assist homebuilders in the sale of approximately 800 new homes in 2000. This includes an aggressive advertising campaign as well as tactical marketing, such as direct mailers to targeted buyer profiles and a new website being introduced in the spring of 2000.



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

The Company is marketing industrial and commercial land as Valencia Gateway, Los Angeles County's largest master-planned center for business, technology and industry encompassing 4,500 acres, with over 1,100 acres remaining for future development. After two years of record industrial land sales which is expected to add 5,000 new jobs, the Company's primary marketing efforts in 1999 were concentrated on absorbing space being built. For the year, absorption was at a record 1.9 million square feet with industrial building activity also reaching record levels. Due to the large amount of available new space, the 5.8% vacancy rate in Valencia's two business parks was slightly above the average of 5.2% for Los Angeles County. With few large land parcels available in Los Angeles County, the Company anticipates sales in the range of 50 to 75 industrial acres per year to build-out.

In 1999, a total of 57.7 industrial acres were sold including two build-to-suit facilities totaling 280,000 square feet on 13.7 acres. Commercial land closings for 1999 totaled 62.8 acres which included two apartment sites totaling 49.9 acres.



COMMUNITY DEVELOPMENT

The Company continues to invest heavily in land use entitlements to support accelerated growth and to maximize the value of its landholdings. The Company's community development activities are focused on securing the necessary governmental land use approvals as well as an intensified strategic marketing program to support its plan of completing residential land sales in Valencia by 2005 and begin development of Newhall Ranch. The Company's ability to achieve its goals and increase the pace of development is contingent upon obtaining the necessary entitlements from the County of Los Angeles and the City of Santa Clarita.

In 1999, the Company received approval from Los Angeles County Board of Supervisors for Newhall Ranch consisting of 21,600 homes, 325 net acres of commercial, business park and mixed use development, and over 6,000 acres of open space. In the second quarter of 1999, the Los Angeles County Board of Supervisors gave final approval to Valencia Westridge, a 1,711-home golf course community. Certain legal challenges to these projects have been received and court hearings are scheduled for March 2000. For additional information please refer to the section entitled "Community Development" under PART II, ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

The Company is in the process of entitling all of its remaining residential lots in Valencia. Approximately 4,400 residential lots are expected to be entitled in early 2000, including 2,500 in Los Angeles County and 1,900 through annexation to the City of Santa Clarita. In January 2000, the City of Santa Clarita certified the environmental impact reports concerning the 1,900 lots, an important step in the entitlement process.



COMMERCIAL REAL ESTATE DEVELOPMENT

The Company continued its commercial portfolio expansion program in 1999 as new income-producing properties, particularly along Town Center Drive in Valencia Town Center, opened and occupancy rates increased. The Company invested $68 million in income-producing properties in 1999 and expects to invest approximately $30 million in 2000 to complete construction of two office buildings and Valencia Entertainment Center.

As previously announced in September 1999, the Company plans to sell several existing income properties in 2000 due to the shift in business strategy to accomplish the repurchase of up to 6.3 million partnership units. As part of the plan, over $200 million is expected to be generated from asset sales before necessary debt reductions and special distributions. For additional information about the repurchase plan, see the section entitled "Income Producing Properties" under PART II. ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

For additional information about the Company's commercial properties at December 31, 1999, see PART I. ITEM 2--"PROPERTIES" and SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION.



VALENCIA WATER COMPANY

Valencia Water Company, a wholly-owned subsidiary that supplies water to Valencia and other adjacent developments, is a regulated public utility serving nearly 21,000 customers. The water supply for the service area is obtained from wells owned by Valencia Water Company and by purchases from the California State Water Project. In 1999, 48% of Valencia Water Company's water was supplied through ground sources.

AGRICULTURE

The Company's agricultural division consists of farming and energy operations. Approximately 21,000 acres of land at the Newhall Ranch and Newhall Orchard not suitable for cultivation or ready for development are leased out for cattle grazing. In line with the Company's strategy of selling farm properties with little or no potential for development, the 36,000-acre Suey Ranch and three remaining parcels at the Merced Ranch were sold in 1999.

The principal remaining agricultural properties are New Columbia Ranch in the San Joaquin Valley and the Newhall Orchard in Ventura County on which the Company and its tenants raised over 20 different crops during the calendar year 1999. Of the Company's land devoted to farming, over 60% was leased to others in 1999.

The Company's agricultural operations supply most of their water through underground sources and are not dependent on state or federal water projects. The Company continues to improve conservation practices to minimize the cost of irrigation and the amount of water used.

Energy operations consist of royalty interests in oil and gas assets on the Newhall Ranch and Meridian Ranch, which was sold in 1994, where the Company retains a 50% royalty interest until June 30, 2000. In total, the Company has royalty interests in 160 oil wells and 16 gas wells. Energy operations do not represent a material source of revenues and income for the Company.



ITEM 2.  PROPERTIES

LAND

Listed below are the location and acreage of properties owned by the Company at December 31, 1999:


        PROPERTY                    STATE                COUNTY             ACREAGE
     --------------             ----------           -----------            -------
     Valencia area              California           Los Angeles               7,645
     Newhall Ranch              California           Los Angeles              11,965
     Newhall Orchard            California           Ventura                  16,110
     New Columbia               California           Madera                   14,000
     City Ranch                 California           Los Angeles               1,900*
                                                                               -----
                                                                               51,620

* The acreage is owned by City Ranch, LLC, a joint venture with Kaufman and Broad of Southern California, Inc., in which the Company owns a 50.1% interest.


PLANTS AND BUILDINGS


Agriculture - Various buildings located at two farming operations in California.


Commercial Real Estate - Listed below are square footage, occupancy, net operating income by group and anchor tenants of major commercial properties owned by the Company at December 31, 1999. The Company also has numerous land leases including 541 acres for a landfill. The commercial properties are leased to 276 tenants, not including apartment complexes.


                                              APPROXIMATE       1999 NET
                                      YEAR      GLA(1) IN       OPERATING        12/31/99
                                     OPENED    SQUARE FEET        INCOME        OCCUPANCY(2)       MAJOR TENANTS
                                     ------    -----------        ------        ------------       -------------
DOLLARS IN THOUSANDS                                            (in 000's)
SHOPPING CENTERS
Valencia Town Center                     1992   675,000                              99%       Robinsons-May, JC Penney, Sears
Valencia Town Center Drive               1998    54,000                              56%       Ann Taylor, Nine West, Zany Brainy
Valencia Entertainment Center (3)        1999   130,000                                        IMAX / Edwards Theaters
River Oaks                               1987   272,000                              99%       Mervyn's, Target
NorthPark Village Square                 1996    81,800                             100%       Ralphs Supermarket, Rite Aid
Castaic Village                          1992    91,800                             100%       Ralphs Supermarket, PayLess
                                                                                                 Drugstores
Other                                 various    37,600
                                              ---------            -------
                                              1,342,200            $15,052
                                              ---------            -------

OFFICE
City Center                              1991    44,800                             100%       Bank of America
Town Center - 3 Story                    1996    53,700                             100%       Morgan Stanley Dean Witter, Valencia
                                                                                                 Bank & Trust
Town Center - 6 Story                    1998   127,300                              90%       Princess Cruises
                                              ---------            -------
                                                225,800              3,375
                                              ---------            -------

LAND LEASES/MIXED USE/OTHER
Plaza del Rancho                         1997    47,200                             100%       Carl's Jr. Restaurant
Spectrum Health Club                     1997    53,500                             100%
Town Center Plaza                        1999    26,000                              73%
Other Income Properties               various    95,600
                                              ---------            -------
                                                222,300              5,958
                                              ---------            -------

APARTMENTS                                        UNITS
Northglen                                1988       234                              90%
Portofino                                1989       216                              89%
SkyCrest                                 1996       264                              95%
Montecito(4)                             1999       210                              61%
                                              ---------            -------
                                                    924              5,263
                                              ---------            -------

HOTELS                                            ROOMS
Valencia Hilton Garden Inn
(75% joint venture interest)             1991       152
Hyatt Valencia Hotel and
Santa Clarita Conference
Center (5)                               1998       244
                                              ---------            -------
                                              ---------            -------
                                                    396              1,204
                                              ---------            -------

  TOTAL                                                            $30,852
                                                                   =======

(1)  Gross Leaseable Area

(2)  Including leases signed and not open

(3)  Under expansion at December 31, 1999

(4)  Opened July, 1999

(5)  Santa Clarita Conference Center totals 26,000 square feet

Valencia Water Company - 20 distribution reservoirs, 19 booster pumping stations, 18 wells, approximately 250 miles of pipeline and other utility facilities and an 18,000-square-foot office/warehouse building on 2.5 acres of land.

All of the commercial real estate properties and the properties of Valencia Water Company are located in and around Valencia, California. Three of the apartment complexes secure loans having a $49.6 million principal balance at December 31, 1999. Two of the shopping centers secure loans having a $24.9 million principal balance at December

31, 1999. At December 31, 1999, borrowings totaling $35 million were outstanding against a $40 million revolving mortgage facility secured by Valencia Town Center. An $11 million financing is secured by the water utility plant of Valencia Water Company. For additional information concerning encumbrances against Company properties, refer to Note 7 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS section.

For additional information on the Company's properties, refer to the summary of appraised values on page 2 and SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION on pages 64 and 65.


ITEM 3.  LEGAL PROCEEDINGS

The Company, including its subsidiary, are named defendants in many lawsuits arising from the ordinary course of its business. While the outcome of these lawsuits cannot be predicted, management does not expect these matters to have a material adverse effect on the Company's business, financial condition or results of operations.

During 1999, the Company was named real-party-of-interest in several writs of mandate actions concerning the Company's Newhall Ranch and Valencia Westridge projects. Please refer to the section entitled "Community Development" under
PART II. ITEM 7.--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S DEPOSITARY UNITS AND RELATED SECURITY HOLDER MATTERS

Market Price and Distribution Data

YEARS ENDED DECEMBER 31

                                                 MARKET PRICE
                                     ---------------------------------------
                                           1999                 1998                                       Distributions
---------------------------------------------------------------------------------------------------------------------------
PER UNIT                               High       Low        High       Low                               1999       1998
---------------------------------------------------------------------------------------------------------------------------
First quarter                        $ 26      $ 22 3/4    $ 34 3/4  $ 27 3/4     First quarter          $ .32      $ .22

Second quarter                         28        22 1/2      31 15/16  26 7/8     Second quarter           .10        .10

Third quarter                          26        22 3/16     31 15/16  21 13/16   Third quarter            .10        .10

Fourth quarter                         27        23 3/8      29 1/8    20 1/4     Fourth quarter           .10        .10
---------------------------------------------------------------------------------------------------------------------------

Year's high and low                  $ 28      $ 22 3/16   $ 34 3/4  $ 20 1/4     Total distributions    $ .62      $   .52
============================================================================================================================
                                           1999                 1998
----------------------------------------------------------------------
December 31, closing price                  $27                  $26
======================================================================


The Company's partnership units are traded on the New York and Pacific Stock Exchanges under the ticker symbol NHL and, at December 31, 1999, the Company had 1,241 unitholders of record. The Company has paid uninterrupted quarterly cash distributions since 1936. The declaration of any distribution and the amount declared, is determined by the Board of Directors taking into account the Company's earnings, cash requirements, financial condition and prospects.

ITEM 6. SELECTED FINANCIAL DATA

                                                                 1999             1998            1997             1996
    -----------------------------------------------------------------------------------------------------------------------
    IN THOUSANDS, EXCEPT PER UNIT, PERCENTAGES AND SALES
    INFORMATION

    OPERATING RESULTS

      Revenues                                                 $ 322,506    $  304,678       $  207,701       $ 220,186
      Operating income                                           115,213        83,894           63,898          60,584
      General and administrative expense (1)                     (14,431)      (12,634)         (10,268)         (9,133)
      Interest and other, net                                    (10,390)       (7,180)          (9,137)         (9,562)
      Net income                                                  90,392        64,080           44,493          41,889

      Depreciation and amortization (included in net
          income)                                                (15,296)      (10,101)         (10,148)         (8,857)
    -----------------------------------------------------------------------------------------------------------------------


    PER UNIT INFORMATION
      Net income                                              $  2.88         $   1.89         $  1.29          $  1.19
      Net income - assuming dilution                             2.85             1.86            1.28             1.18
      Distributions (including special)                           .62              .52             .48              .40
      Partners' capital                                          4.71             4.40            4.21             3.48
      Appraised value                                           32.85            29.72           25.25            23.35
      Market price - high                                          28           34 3/4              32           18 3/4
                     low                                      22 3/16           20 1/4          16 1/2               15
                     year-end closing                              27               26              30           16 7/8
    -----------------------------------------------------------------------------------------------------------------------


    FINANCIAL POSITION
      Land under development                                  $   39,401   $    47,667      $    53,875       $  63,266
      Income-producing properties, net                           281,060(3)    248,712          227,203         182,641
      Total assets                                               504,824       432,207          403,932         373,488

      Mortgage and other debt (total debt)                       222,825       157,609          156,946         163,256
      Other long-term obligations                                 50,474        48,832           40,393          37,544
      Total liabilities                                          365,099       288,394          258,655         252,835

      Partners' capital (capital)                                139,725       143,813          145,277         120,653
      Market capitalization at year end                          801,036       849,576        1,035,810         585,575
    -----------------------------------------------------------------------------------------------------------------------


    STATISTICS
      Return on total debt and capital                                25%           21%              15%             15%


      Total debt as a percent of total debt and capital               61%           52%              52%             58%

      Total debt as a percent of total market
          capitalization                                              22%           16%              13%             22%
      Units outstanding - weighted average                        31,388        33,986           34,520          35,292
                        - weighted average - diluted              31,668        34,376           34,750          35,411
                        - year end                                29,668        32,676           34,527          34,701
    -----------------------------------------------------------------------------------------------------------------------


    SALES INFORMATION
      Residential lots and homes sold                              1,060         1,232              888            1,284 (2)
      Industrial and commercial acres sold                         120.6         125.0             81.0             36.9
      Farm acres sold                                             39,142           970            1,673              544

(1)      INCLUDES EXPENSE FROM UNIT OWNERSHIP PLANS.
(2) INCLUDES LOTS SOLD AT MCDOWELL MOUNTAIN RANCH IN ARIZONA PRIOR TO THE SALE OF THE PROJECT IN 1996.
(3)      INCLUDES INCOME - PROPERTIES HELD FOR SALE, NET.

             1995            1994            1993           1992            1991            1990            1989
      ---------------------------------------------------------------------------------------------------------------
          $ 175,597       $ 134,268       $ 105,452       $ 128,182      $ 150,762       $ 192,886       $ 234,450
             46,482          34,607          28,538          31,636         43,232          48,487          81,468
             (8,547)         (8,578)         (7,710)         (6,806)        (8,749)         (5,381)        (10,880)
            (10,618)        (10,455)         (8,031)         (7,619)        (4,398)         (4,728)         (1,865)
             27,317          15,574          12,797          17,211         30,085          38,378          68,723


             (7,698)         (7,690)         (7,329)         (6,471)        (7,701)         (8,441)         (6,725)
      ---------------------------------------------------------------------------------------------------------------

          $   .75         $    .42        $    .35        $    .47       $    .82        $   1.03        $   1.75
              .75              .42             .35             .47            .82            1.02            1.74
              .40              .40             .40             .60            .80             .80             .85
             3.14             3.06            3.03            3.08           3.20            3.18            4.12
            23.32            21.86           21.04           22.01          23.70           25.33           28.52
               17           17 1/4          17 1/2           20 3/8         22 1/2          32 1/2          35 3/4
           12 1/8               12          13 1/2           12             13 1/2          14 7/8          25 1/8
               17           12 1/8              16           14 1/4         19 1/4          16              30 1/8
      ---------------------------------------------------------------------------------------------------------------

          $88,457         $  87,423        $73,078      $ 50,127        $ 67,769        $ 73,527        $ 94,510
          134,504           135,858        134,384       161,615         116,875          91,783          92,365
          349,753           343,792        359,898       323,082         280,575         265,406         279,645

          152,302           145,991        174,157       131,849          78,556          60,302          30,676
           36,270            30,922         33,414        28,609          27,762          25,920          16,867
          236,897           231,435        248,619       210,033         162,790         148,459         120,203

          112,856           112,357        111,279       113,049         117,785         116,947         159,442
          610,470           445,727        588,112       523,830         707,534         588,080       1,166,048
      ---------------------------------------------------------------------------------------------------------------

                10%              6%              4%             7%            15%             22%             36%


                57%             57%             61%            54%            40%             34%             16%


                20%             25%             23%            20%            10%              9%              3%
            36,241           36,757         36,757        36,759          36,755          37,393          39,286
            36,272           36,789         36,790        36,796          36,831          37,543          39,488
            35,910           36,761         36,757        36,760          36,755          36,755          38,707
      ---------------------------------------------------------------------------------------------------------------

           1,233 (2)          1,026 (2)        113           487             233             540             812
             38.5             12.0            28.9           4.5            73.5            24.3            23.8
            5,501            5,370           3,900         6,750           2,989           3,950               -
      ---------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Years ended December 31, 1999, 1998 and 1997


RESULTS OF OPERATIONS


For 1999, the Company achieved all-time record revenues of $322.5 million, net income of $90.4 million and net income per unit of $2.85. These historical highs were a result of accelerated residential, commercial and industrial land sales in Valencia, some at record values. A total of 1,060 residential lots and joint-venture homes, 63 acres of commercial land and 58 acres of industrial land, including two build-to-suits, was sold. In addition, the Company closed escrow on the sale of the 36,000-acre Suey Ranch as well as its remaining property at the Merced and Cowell ranches.

In September, the Company embarked on a business strategy to repurchase up to 6,384,446 units, including 884,446 units under a previous authorization, over the period ending December 31, 2000. The program will involve the sale of approximately one-half of the Company's income portfolio and the suspension of capital spending for new income portfolio additions. Escrow closings on most of these sales are expected to occur during the last half of 2000 when the Company is expected to record most of its earnings for the year. Income properties identified for sale are classified as such on the December 31, 1999 balance sheet and depreciation on these properties ceased as of January 2000. The Company will continue to invest in ongoing planning and land development activities.

In 1998, net income increased for the fifth consecutive year to $64.1 million with revenues and net income per unit of $304.7 million and $1.86, respectively. Residential lot and joint-venture home sales in the Valencia area totaled 1,232, representing the most closings by the Company in a single year in the community's history and industrial land sales totaled 111 acres. The strategic sale of Valencia Marketplace, a high-volume retail center, for $111 million in the second quarter of 1998, was the largest contributor to the year's revenues and income. The major contributors to revenues of $207.7 million and income of $44.5 million in 1997 were two strategic sales, a 208-unit apartment complex and portions of the Suey Ranch, along with the sale of 366 entitled, unimproved residential lots.

With an expanding economy and strong Southern California real estate markets, demand for industrial land, housing and commercial services continues to increase. The Company's holdings are the only significant, close-in land remaining in Los Angeles County. The Company expects 2000 to be another outstanding year for the Company as it implements its income property and accelerated land sales programs to achieve its unit repurchase plan.

A five-year summary of revenues and operating income for each of the Company's business segments is listed below:

FIVE YEAR SUMMARY

                                                                           YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------------------------------------
IN THOUSANDS                                            1999           1998          1997             1996           1995
---------------------------------------------------------------------------------------------------------------------------

Revenues
     Real estate
         Residential home and land sales
              Valencia                              $ 109,608     $   70,867      $   67,682     $   79,533      $  58,160
              McDowell Mountain Ranch                       -              -               -         49,101         16,602
         Industrial and commercial sales              109,200        172,320          61,996         29,844         41,396
         Commercial operations
              Income-producing properties              50,459         38,622          33,404         28,742         28,704
              Valencia Water Company                   12,202         10,209          11,170          9,762          8,631
     Agriculture
         Operations                                    12,080         11,270          15,487         16,459         14,676
         Ranch sales                                   28,957          1,390          17,962          6,745          7,428
---------------------------------------------------------------------------------------------------------------------------
Total Revenues                                      $ 322,506     $  304,678      $  207,701     $  220,186      $ 175,597
---------------------------------------------------------------------------------------------------------------------------
Operating Income
     Real estate
         Residential home and land sales
              Valencia                              $  37,704       $ 23,609        $ 15,495      $  14,116       $  7,102
              McDowell Mountain Ranch                       -              -               -         26,267          2,741
         Industrial and commercial sales               41,264         48,663          19,216          3,775         17,702
         Community development                        (12,257)       (10,710)        (11,034)       (11,670)        (6,766)
         Commercial operations
              Income-producing properties              17,127         17,637          15,580         14,080         15,158
              Valencia Water Company                    2,900          2,694           3,268          3,212          2,387
     Agriculture
         Operations                                     3,513            903           4,378          4,798          3,529
         Ranch sales                                   24,962          1,098          16,995          6,006          4,629
---------------------------------------------------------------------------------------------------------------------------
Total Operating Income                              $ 115,213       $ 83,894        $ 63,898      $  60,584       $ 46,482
---------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESIDENTIAL HOME AND LAND SALES

Constraints in the supply of Valencia's new home inventory slowed merchant builder home sales in 1999 despite high demand. Four housing projects sold out during the fourth quarter, bringing the total to nine projects that sold out during 1999. For 1999, new home sales by all sellers in Valencia totaled 355, well below the 620 homes sold in 1998. At December 31, 1999, there were 99 homes in escrow by all builders, with another eight homes reserved, compared with 211 homes in escrow at the end of the previous year. While the Company does not participate directly in profits generated from escrow closings by merchant builders, the absorption of these previously sold lots is key to the Company's future success in selling additional lots.

In the fourth quarter of 1999, Shea Homes started selling homes in two projects on lots previously purchased from the Company, with sales from a third project expected in early 2000. Kaufman and Broad is opening two more projects in early 2000 on lots purchased from the Company in the Hasley Hills area just north of the master-planned community of Valencia. Home sales in Woodlands at Valencia, Taylor Woodrow's 316-home, gated community, started strong but slowed in the second half of the year due to an aggressive pricing program. Escrows have started closing in all four product lines in this project, which appeal to move-up and executive homebuyers.

MERCHANT BUILDER PROGRAM

The Company sold a total of 891 residential lots in 1999, a 24% decrease from 1998 and 18% ahead of 1997. Sales in 1999 included 597 in the Company's Bridgeport lake community, where finished lots were sold at the highest residential per acre prices in Valencia's history. These combined lots added $54.1 million to revenues and $26.6 million to income under percentage of completion accounting. Revenues exceeded $1 million per acre on prime parcels and profit per net acre will average $394,000 when all revenues and income have been realized as remaining land development and amenities are completed. The Company expects to sell the remaining 111 residential lots in Bridgeport during the first half of 2000. All escrow closings are subject to market and other conditions.

In 1999, the Company also completed the sale of 294 lots in Hasley Hills, just north of Valencia, to Kaufman and Broad. This sale contributed $15.9 million to revenues and $10.7 million to income.

In addition, results for 1999 include $1.5 million received from price and profit participation agreements relating to Valencia lot sales in prior years. This represents the first price and profit participation income received in Valencia to date. The Company expects to continue to receive additional price and profit participation income as the real estate market continues to be strong.

In 1998, the Company sold a total of 1,108 residential lots which added $40.8 million to revenues and $24.2 million to income. Gross profit margins on these lots averaged 58% and profit per net acre averaged $220,000. Deferred revenues of $2.3 million and income of $766,000 were recognized in 1998 from prior residential lot sales under percentage of completion accounting.

In 1997, the Company sold 754 lots in Valencia to merchant builders, adding $38.1 million to revenues and $16.6 million to income. Gross profit margins on these lot sales averaged 31% and the profit per net acre averaged $131,000, excluding the high margin sale of 366 entitled, unimproved lots.

The Company expects approximately 4,400 residential lots to be entitled in 2000, including 2,500 in Los Angeles County and 1,900 through annexation to the City of Santa Clarita. Of that total, over 700 lots are expected to be marketed for sale in 2000. The Company's ability to consummate these lot sales in 2000 is dependent on receiving the entitlements. In addition, legal challenges could negatively impact the Company's ability to complete these lot sales in 2000.

VALENCIA JOINT-VENTURE PROGRAM

As previously reported, the Company's strategy in a strong real estate market is to increase absorption by concentrating its efforts on lot sales to merchant builders. Accordingly, no new joint ventures currently are planned in Valencia.

Escrow closings from the Company's two remaining joint ventures totaled 169 homes in 1999, contributing $38.0 million to revenues and $3.9 million to income with an average gross profit margin of 10.3%. These closings represent the sell-out of these projects.

In 1998, escrow closings on 124 joint-venture homes in three projects contributed $27.7 million to revenues and $2.9 million to income with an average gross profit margin of 10.5%. In 1997, escrow closings from six joint-venture projects totaled 134 homes, contributing $28.2 million to revenues and $2.9 million to income with average profit margins of 10%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CITY RANCH JOINT VENTURE

In the 1999 third quarter, the Company announced a joint venture with Kaufman and Broad of Southern California, Inc. to develop the 1,900-acre City Ranch, an approved master-planned community in the City of Palmdale. The Company owns a 50.1% interest in the joint venture and will act as the master developer with shared major decision-making. The Company's investment will be accounted for under the equity method. The master-planned community will be unique to the Antelope Valley in north Los Angeles County with several hundred acres of open space and homes for entry level and move-up buyers in an expanding housing market. This property is entitled for approximately 4,200 homes, 300 apartments and 260,000 square feet of commercial development. Land development is scheduled to commence this summer, with initial lot sales planned for late 2000.

INDUSTRIAL AND COMMERCIAL SALES

After two years of record industrial land sales, the Company's primary marketing efforts in 1999 were concentrated on absorbing space being built that is expected to add 5,000 new jobs. The vacancy rate in Valencia's two industrial parks is 5.8%, just above the 5.2% average for Los Angeles County. Absorption was at a record of 1.9 million square feet for 1999.

In 1999, the Company sold 14 industrial parcels totaling 57.7 acres, including two build-to-suit facilities totaling 280,000 square feet on 13.7 acres. These closings contributed $40.1 million to revenues and $8.7 million to income.

Commercial escrow closings in 1999 totaled 62.8 acres which contributed $51.4 million to revenues and $30.1 million to income. Two apartment sites totaling
49.9 acres for approximately 1,100 units were the major commercial land sales during the year. Also, in 1999, the Company recognized deferred revenues of $6.3 million and a loss of $400,000 on the 1998 sale of Valencia Marketplace, a 705,000-square-foot high-volume retail center. The Company does not expect to recognize any additional income or loss from the sale of this property as remaining revenues of approximately $2.4 million are recognized as the Company completes its obligation for lease-up of the project. The difference between the sales price of $111 million and total revenues, including revenues recognized in 1998 and 1999 as well as deferred revenues not yet recognized, is approximately $4 million, which is the estimated obligation of the Company's rent subsidy agreement.

At December 31, 1999, two industrial parcels totaling 4.1 acres were in escrow for $2.7 million, and three commercial parcels totaling 13.2 acres were in escrow for $7.9 million with closings scheduled during the first half of 2000. The Company's ability to complete sales in escrow and generate future land sales is subject to market and other conditions beyond the control of the Company.

In 1998, the Company closed escrow on 111 acres of industrial land, including four buildings constructed as part of its build-to-suit/lease program. These escrow closings contributed $62.6 million to revenues and $16.1 million to income. Included in the 1998 escrow closings was a 36.5-acre parcel for $20.4 million for a 700,000-square-foot office complex. This sale is significant because these types of projects support higher land prices and bring more employment on a per-acre basis.

In 1998, the Company sold Valencia Marketplace for $111 million cash and recognized $98 million in revenues and $35 million in income under percentage of completion accounting. Also, in 1998, the Company completed the sale of Valley Business Center, a 56,800 square foot mixed-use center on approximately 15 acres, for $7.3 million adding $1.5 million to income. Other commercial escrow closings in 1998 included a 12.6-acre, restricted use site for a senior apartment project, two small commercial parcels totaling 2.0 acres and the remaining building owned by the Company in Valencia Industrial Center. These sales combined contributed $4.0 million to revenues and $1.5 million to income.

In 1997, the strategic sale of the Company's 208-unit StoneCreek apartments complex was the largest contributor to industrial and commercial sales. This sale, along with the sale of Orchard Plaza office building, added $20.5 million to revenues and $13.5 million to income. In addition, sales of nine industrial parcels totaling 62.0 acres and three industrial buildings on 10.2 acres closed escrow, adding $38.1 million to revenues and $7.8 million to income in 1997. Results for 1997 also included the sale of three commercial parcels totaling 8.9 acres and contributing $3.2 million to revenues and $2.1 million to income.

As of December 31, 1999, Valencia has approximately 450 net acres of industrial land remaining. With few large land parcels available in Los Angeles County, the Company anticipates sales of approximately 50 to 75 acres per year to buildout. Additionally, initial plans are underway for the development of 500 acres west of Interstate 5 surrounding the Six Flags Magic Mountain amusement park.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

COMMUNITY DEVELOPMENT

The Company's community development activities are focused on securing the necessary entitlements as well as an intensified strategic marketing program to support the buildout of Valencia's residential land by 2005 and begin the development of Newhall Ranch, a new town on the Company's 12,000 acres west of Valencia. The Company's ability to achieve its goals and increase the pace of development is contingent upon obtaining the necessary entitlements from the County of Los Angeles and the City of Santa Clarita.

The Company has started extensive planning and design work on the infrastructure for the 21,600-home Newhall Ranch project. Detailed planning is proceeding on two of the five villages planned in the project. Riverwood, a village planned along Highway 126 overlooking the Santa Clara River, is expected to contain approximately 3,200 homes, 122 acres of commercial property, 256 acres for a business park and 130 acres of mixed-use development. Development of The Mesas, a second village south of the river, is also in the planning process. Current plans are for approximately 8,000 homes and 1.5 million square feet of commercial development. During 2000, the Company plans to submit tentative maps on the initial phase of these two villages to the Los Angeles County Regional Planning Commission with preliminary approval anticipated in 2001 and final approval in 2002. This schedule may be affected by the pending lawsuit.

As a result of the Los Angeles County Board of Supervisors' approval of Newhall Ranch in the 1999 first quarter, four separate lawsuits were filed against the County of Los Angeles and the Los Angeles County Board of Supervisors, and name the Company as a real party in interest. The four actions were petitions for writs of mandate and were filed in the Ventura County (California) Superior Court. The petitions were filed by: 1) Ventura County (California), Ventura County Flood Control District, Ventura County Air Pollution Control District and certain municipalities located within the County of Ventura (petition filed on April 21, 1999); 2) United Water Conservation District (petition filed on April 21, 1999); 3) Sierra Club, Friends of the Santa Clara River and Santa Clarita Organization for Planning the Environment (petition filed on April 22, 1999); and 4) Maria Vega, et al. (petition filed on April 22, 1999). In general, the petitions allege violation of the California Subdivision Map Act for illegally subdividing parcels that cross the county border; violations of the California Environmental Quality Act (CEQA); inconsistency between the Los Angeles County General Plan and the project Specific Plan; and violation of the housing element of the County General Plan as it relates to affordability and discrimination. A Ventura County Superior Court judge ruled in favor of Los Angeles County's request that the lawsuit be transferred out of Ventura County and designated the neutral venue of Kern County. The principal issues alleged in the petitions have been consolidated into one case. The California Attorney General has filed an amicus brief indicating that the Environmental Impact Report did not fully discuss environmental impacts of the project.

The Company also is continuing development plans for Valencia Westridge, a 1,711-home golf course community. The project will feature executive homes surrounding a Tournament Players Club (TPC) championship golf course, designed to serve as the site for an annual PGA TOUR-sanctioned golf tournament. The golf course is a joint venture with PGA TOUR Golf Course Properties. Development could commence later this year, with the first lot sales planned for 2001, subject to the results of the pending lawsuit.

In the second quarter of 1999, the Los Angeles County Board of Supervisors gave final approval to Valencia Westridge. A petition for writ of mandate was filed in June in the Los Angeles County Superior Court. The petition was filed by the Santa Clarita Organization for Planning the Environment and the Angeles Chapter of the Sierra Club against the County of Los Angeles, the Los Angeles County Board of Supervisors and names the Company as a real party in interest. In general, the petition alleges violations of the Los Angeles County General Plan, the California Water Code, the County Development Monitoring System and CEQA. This petition has been consolidated with the petition filed in 1992 concerning many of the same issues.

The lawsuits filed in connection with Newhall Ranch and Valencia Westridge are scheduled for trial in March 2000. The Company is confident that the Environmental Impact Reports on both projects have been well documented, however, the results of these types of legal challenges are difficult to predict. An adverse decision in the lawsuit(s) may delay the development of the respective project and may affect project expenses, designs and plans.

The Company continues to work on plans for a new community with the City of Broomfield, Colorado, where it has an option on 1,700 acres located between Denver and Boulder. Plans call for approximately 3,000 homes and 215 acres of office and commercial development.

The Company is in the process of entitling all of its remaining residential lots in Valencia. Approximately 4,400 residential lots are expected to be entitled in early 2000, including 2,500 in Los Angeles County and 1,900 through annexation to the City of Santa Clarita. In January 2000, the City of Santa Clarita certified the environmental impact reports concerning the 1,900 lots, an important step in the annexation process.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Community development expenses in 1999 increased to $12.3 million, or 14%, from 1998 due to entitlement work for Newhall Ranch, certain initial costs relating to commercial properties under development and the strategic marketing program. Certain costs for developing Newhall Ranch subsequent to the approval of the Specific Plan in 1999 are being capitalized to the project. Community development expenses for 1998 and 1997 were approximately the same, $10.7 million and $11.0 million, respectively. With the continued focus on obtaining entitlements and strategic marketing as well as litigation costs relating to Newhall Ranch and Valencia Westridge, entitlement costs in 2000 are expected to remain about the same as in 1999.

INCOME-PRODUCING PROPERTIES

In September 1999, the Company announced its intention to sell existing income properties due to a shift in business strategy to accommodate the repurchase of more than 6.3 million of the Company's partnership units over the 15-month period ending December 31, 2000. As part of the approved plan announced in December 1999, certain income properties were identified for sale which are expected to generate over $200 million before necessary debt reductions or special distributions. With many of these properties reaching record values, the Company is targeting sales opportunities in three principal areas - retail, office and other properties.

CB Richard Ellis has been retained to sell the Company's major retail properties, including the Valencia Town Center regional shopping mall and retail shops along Town Center Drive, plus the entertainment center completed earlier this year, and its expansion currently under construction. Two other smaller centers also will be marketed. Retail properties under consideration for sale, including land for expansion, are expected to be marketed for sale for approximately $160 million. Cushman Realty Corporation has been retained to market and sell five office buildings, including three leased by Princess Cruises - a six-story building currently occupied and a five- and a four-story building under construction. The office portfolio is valued at about $70 million at completion. Other income properties, such as the Spectrum Club, also are sales candidates in 2000. The total income portfolio was valued at $465 million at December 31, 1999.

The Company's commercial portfolio continued its expansion during 1999 as new income-producing properties, particularly along Town Center Drive in Valencia Town Center, opened and occupancy rates increased. For 1999, revenues from the portfolio increased 31% and income declined 3%. While the income decline was less than expected, it resulted primarily from depreciation associated with new properties and operating expenses in connection with the Hyatt Valencia Hotel. In 1998, revenues and income from the portfolio increased 16% and 13%, respectively, over 1997 benefiting from the continued development of new income-producing properties as well as excellent retail and apartment occupancies and favorable rents throughout the portfolio.

The 117,000-square-foot Valencia Entertainment Center on Town Center Drive, which includes an IMAX 3-D Theatre, 11 additional movie screens, a Borders bookstore, three restaurants and a small food court, is 99% leased and a 19,000-square-foot expansion is under construction. Town Center Plaza, consisting of retail shops and offices next to the Hyatt Valencia Hotel is 73% leased, bringing the occupancy rate for retail and office tenants along Town Center Drive to more than 90% including short-term tenants.

The Company's shopping centers continue to have high occupancy rates averaging close to 100%, with Valencia Town Center 99% leased including short-term tenants. NorthPark Village Square is 100% occupied following its expansion. River Oaks and Castaic Village are both 100% leased including spaces with signed leases but not yet occupied.

At December 31, 1999, occupancy rates at the three established apartment complexes averaged 91%. Montecito, a 210-unit, high-end apartment complex, opened this past summer in Valencia Town Center overlooking Valencia Country Club and was 61% leased. With new jobs being created in Valencia, demand for apartments is increasing. Including land sold in 1999 to other developers, an additional 2,700 apartment units are planned for Valencia through buildout.

Demand for office space in the Town Center area continues to be strong resulting in 100% occupancy in a three-story office building on Town Center Drive and the Bank of America building adjacent to Valencia Town Center. The building occupied by Princess Cruises on Town Center Drive is 90% leased with some space remaining on the first floor for retail and service tenants. Construction is progressing on two additional office buildings totaling 208,000 square feet for Princess Cruises under 15-year leases. Princess Cruises will consolidate its operations, including its executive offices, bringing their total employment in Valencia to approximately 1,500 employees when they take occupancy in early 2001.

Income from the commercial portfolio is expected to increase temporarily in 2000 due to the cessation of depreciation of income-producing properties held for sale.

VALENCIA WATER COMPANY

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Valencia Water Company is a regulated public utility and a wholly-owned subsidiary of the Company, serving nearly 21,000 customers in the Valencia area. Revenues increased 20% and income increased 8% in 1999 primarily due to an 11% increase in the customer base. Revenues also benefited from drier weather during the current year while income gains were impacted by increased maintenance and operating costs. In 1998, while the customer base expanded, reduced demand from heavy rainfall during the winter and spring resulted in revenues decreasing by 9% and income decreasing by 18%.

AGRICULTURAL OPERATIONS

Agriculture revenues and income, including the Company's energy operations, increased in 1999 primarily due to excellent citrus yields and prices. The income comparison to the prior year is impacted by a 1998 non-cash write-off of $1.9 million relating to mineral rights associated with previously sold ranch land. In 1998, revenues and income declined 27% and 37% from the prior year, before the $1.9 million non-cash write-off, primarily as a result of the sale of farmland and record earnings from agricultural operations in 1997.

With the sale of the 36,000-acre Suey Ranch and the remaining parcels at the Merced Ranch in 1999, the Company expects revenues and income from agricultural operations to decrease substantially in 2000.

RANCH SALES

In 1999, the Company completed the sale of the 36,000-acre Suey Ranch and the three remaining parcels at the Merced Ranch as part of the Company's strategy of selling farmland not suitable for development. These ranch sales combined contributed $29.0 million to revenues and $25.0 million to income.

A 970-acre parcel of the Merced Ranch closed escrow in 1998 for $1.1 million, contributing $775,000 to income. Also included in 1998 results is $323,000 recognized from the 1996 sale of 539 acres of crop land at the Suey Ranch. The sale of 1,674 acres of vineyards and undeveloped land at the Suey Ranch in 1997 for $17.9 million added $17.0 million to income and the sale of a small remaining parcel in northern California for $62,000 contributed $45,000 to income.

The Company's remaining agricultural properties include the 14,000-acre New Columbia Ranch in Madera County and the 16,000-acre Newhall Orchard in Ventura County.

GENERAL AND ADMINISTRATIVE EXPENSES

A 14% increase in general and administrative expenses in 1999 was primarily due to land acquisition activities. With the announcement of the major unit repurchase program in September 1999, expenses for land acquisition activities are not expected to continue at 1999 levels. General and administrative expenses are estimated to decrease about 15% in 2000.

In 1998, general and administrative expenses increased 39% from 1997 expenses primarily due to consulting fees related to expanded marketing programs and improved business conditions and, to a lesser degree, to non-capitalized expenses in connection with upgrading of the computerized accounting system and Year 2000 repairs.

UNIT OWNERSHIP PLANS

No expense was recorded in 1999 or 1998 and expense of $1.2 million was recorded in 1997 for increases in the market price of partnership units in connection with appreciation rights on outstanding, non-qualified options granted prior to 1992.

INTEREST AND OTHER

An increase of 45% in net interest expense in 1999 is due to higher debt levels against lines of credit, a new $25 million mortgage financing secured by two shopping centers completed in the 1999 third quarter and a reduction in capitalized interest due to the completion of several income portfolio projects. The increase was partially offset by higher interest income from land sales notes.

In 1998, reduction of debt due to the receipt of $111 million cash upon the sale of Valencia Marketplace in June 1998 and an increase in interest capitalized to portfolio projects contributed to a decrease in net interest expense of 39% from 1997 expense. 1998 interest income from increased cash available for investment was offset by a reduction in interest income due to collection of notes from prior land sales. The major contributor to a 4% decrease in net interest expense in 1997 was the sale of the McDowell Mountain Ranch in the prior year when outstanding project and bond debt was assumed by the buyer.

Interest expense is expected to increase in 2000 as the Company plans to utilize available credit to finance the previously announced unit repurchase program in the first half of the year. Escrow closings on income-properties held

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

for sale are expected to occur during the last half of 2000. A substantial portion of the cash proceeds from these sales is expected to be used to reduce debt.

                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had cash and cash equivalents of $1.6 million and $81.6 million in available lines of credit, net of $21.0 million in letters of credit. Borrowings outstanding total $64.4 million against unsecured lines of credit and $35 million against a revolving mortgage loan. In addition, the Company had fixed rate debt totaling $123.4 million. The Company believes it has adequate sources of cash from operations and debt capacity, including lines of credit, to finance future operations and, combined with anticipated land and income property sales, to fund its unit repurchases. At December 31, 1999, there was no debt against raw land or land under development inventories in Valencia.

In March 1999, the Company completed the refinancing of a portfolio mortgage with a remaining principal balance of $44.7 million. The pre-existing portfolio mortgage had a rate of 8.995% and was secured by five of the Company's commercial properties. The new financings total $50 million at an average rate of 6.51% and are secured by three of the Company's apartment complexes. In September 1999, a $25 million seven-year financing was completed at a rate of 7.44% secured by River Oaks and NorthPark Village Square shopping centers. A $40 million revolving mortgage facility secured by Valencia Town Center which matured in December 1999 has been extended until the end of February 2000. The Company is reviewing its alternatives regarding the facility.

In September 1999, the Company's Board of Directors approved a plan to repurchase up to an additional 5.5 million partnership units. Together, the new authorization and 884,446 units remaining for repurchase from a previous authorization, equaled over 6.3 million units, or approximately 20% of the Company's outstanding units at the time of the authorization. Under the plan, the Company may repurchase partnership units from time-to-time during a period ending December 31, 2000 in open market and block transactions depending on market conditions. During 1999, a total of 3,111,278 units were repurchased for $75.8 million, or an average of $24.38 per unit. As of December 31, 1999, a total of 4,660,494 units remain to be repurchased under the plan.

The Company plans to provide the cash to fund the unit repurchases and provide the capital to continue ongoing planning and land development activities through the use of existing debt capacity until the proposed land and income property sales are completed during 2000. The Company has a gross cash generation plan of over $200 million from income property sales, before necessary debt retirements or special distributions. The income property sales consist of three principal areas: retail, office and other. Retail properties represent the largest income property classification under consideration for sale. The Company also has an aggressive land sales program for next year, capitalizing on the strong regional economy. It is the Company's goal in 2000 to generate approximately $160 million cash from a combination of residential, industrial and commercial land sales, as well as recurring commercial and agricultural income before depreciation, to fund the Company's remaining operations. These include administrative, operating, interest, development and entitlement costs and regular distributions. The Company's ability to close escrows are subject to market, economic, interest rate and other conditions, and marketplace acceptance of its business strategies are factors that could affect results. Factors which may affect the Company's ability to complete its unit repurchase program include, but are not limited to, governmental approvals, changing market conditions, rising interest rates and the ability to find suitable buyers for certain properties.

There are no material commitments for capital expenditures other than the Company's plans in the ordinary course of business to complete the development of income properties under construction. In 2000, the Company expects to expend approximately $30 million to complete construction on the two office buildings which have been leased to Princess Cruises and to complete the Valencia Entertainment Center expansion. In addition, over $40 million is expected to be invested in major roads and freeway improvements in 2000 to enable the Company to close additional land sales.

THE FOLLOWING DISCUSSION RELATES TO PRINCIPAL ITEMS IN THE CONSOLIDATED STATEMENTS OF CASH FLOWS.

OPERATING ACTIVITIES

Net cash provided by operating activities in 1999 totaled $122.4 million and included sales of 1,060 residential lots and homes; 121 acres of industrial and commercial land including two build-to-suit buildings; sale of the Suey Ranch and the remaining property at the Merced and Cowell Ranches. These sales combined provided $222.8 million in cash and $30.2 million in notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Expenditures for land under development inventories in 1999 totaled $103.9 million and were more than offset by $112.2 million in cost of sales relief. The expenditures were primarily related to land preparation and infrastructure to ready land for development or sale, home construction and agricultural crop costs.

Net cash provided by operating activities in 1998 totaled $167.6 million and included sales of 1,232 residential lots and homes in the Valencia area plus 125 acres of industrial and commercial land including four build-to-suit/lease buildings; sale of Valencia Marketplace, a high-volume retail center; and 970 acres of farmland. These sales combined provided $227.5 million in cash and $15.3 million in notes. In addition, $4.0 million was collected on notes from land sales in prior years. Expenditures for land under development inventories and home construction totaled $79.7 million in 1998 and were more than offset by $85.9 million in cost of sales relief. Expenditures in Valencia were related to land preparation and infrastructure to ready land for development or sale and home construction advances for the Company's homebuilding partnerships. The Company's net investment in homebuilding partnerships totaled $13.5 million at the end of 1998.

In 1997, net cash provided by operating activities totaled $100.3 million and included sales of 888 residential lots and homes plus 81 acres of industrial and commercial land including three build-to-suit/lease buildings; sale of a 208-unit apartment complex; and sale of 1,673 acres of land at the Suey Ranch. Combined, these sales provided $146.7 million in cash and $1.2 million in notes. Notes totaling $10.2 million were collected in 1997 from land sales in prior years. Expenditures in 1997 for land under development inventories and home construction totaled $66.8 million and was offset by $76.1 million in cost of sales relief. The Company's net homebuilding investment totaled $11.8 million at the end of 1997.

INVESTING ACTIVITIES

Expenditures for development of income-producing properties in 1999 totaled $68.0 million and were primarily related to Montecito apartments and various retail/office/entertainment projects in Valencia Town Center. The Company expects to invest approximately $30 million in 2000 to complete construction of two office buildings for Princess Cruises and the entertainment center.

Expenditures for development of income-producing properties in Valencia in 1998 totaled $101.8 million. Major expenditures include $27.5 million for the Hyatt Valencia Hotel and Santa Clarita Conference Center; $32.8 million for various retail/office/entertainment projects in Valencia Town Center including parking structures; $11.6 million for a six-story office building occupied by Princess Cruises; and $6.6 million for the 210-unit Montecito apartment complex in Valencia Town Center. Also included is $14.1 million for Valencia Marketplace which was sold in June 1998. The Company is obligated to complete the construction and leasing of the center and the sale is being recognized under percentage of completion accounting.

In 1997, expenditures for income-producing properties under development totaled $69.4 million. Major expenditures included $22.8 million for Valencia Marketplace; $12.5 million for the Hyatt Valencia Hotel; $13.1 million for industrial buildings under the build-to-suit/lease program; $6.3 million for the 264-unit SkyCrest apartment complex; and $4.1 million for Plaza del Rancho, a mixed-use project in Valencia Industrial Center.

Purchase of property and equipment in 1999, 1998 and 1997 were primarily for water utility construction.

In the 1999 third quarter, the Company announced a joint venture with Kaufman and Broad of Southern California, Inc. to develop the 1,900-acre City Ranch, an approved master-planned community in north Los Angeles County in the City of Palmdale. The Company owns a 50.1% interest in the joint venture and the Company's initial investment consisted of $4.0 million cash and a $12.0 million note.

FINANCING ACTIVITIES

Distributions totaling $19.7 million were paid in 1999 and consisted of four quarterly distributions of $.10 per unit and a $.22 per unit special distribution. In 1998, distributions totaling $17.8 million were paid consisting of four quarterly distributions of $.10 per unit and a special distribution of $.12 per unit. In 1997, quarterly distributions totaling $16.6 million, or $.48 per unit, were paid which included a special distribution of $.08 per unit. The declaration of distributions, and the amount declared, are determined by the Board of Directors on a quarterly basis taking into account the Company's earnings, financial condition and prospects.

In March 1999, a $44.7 million portfolio mortgage financing was replaced with three financings totaling $50 million secured by three apartment complexes and, in September 1999, a new $25 million financing was completed secured by

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

two neighborhood shopping centers. Also, in August 1999, a $12.0 million note was recorded in connection with the Company's acquisition of a 50.1% interest in City Ranch, a joint-venture project with Kaufman and Broad of Southern California, Inc. Borrowings outstanding against lines of credit increased by $36.2 million to $99.4 million at December 31, 1999.

Upon the sale of Valencia Marketplace in June 1998, for $111 million cash, the Company paid off all outstanding debt against lines of credit and a revolving mortgage facility. At December 31, 1998, $23.2 million was outstanding against lines of credit and $40 million against the revolving mortgage facility. In 1998, a $6 million scheduled principal payment was paid on an unsecured financing and a $3.3 million commercial mortgage was paid in full. Also, a construction financing for a homebuilding joint venture was paid upon completion of the project in 1998.

A total of 3,111,278 partnership units were repurchased in 1999 for $75.8 million. In 1998, the Company repurchased 1,909,613 units for $49.0 million and, in 1997, 328,637 units were repurchased for $5.7 million.

YEAR 2000 ISSUE

The Company successfully entered 2000 with no significant Year 2000 problems. In 1997, the Company formed a task force to coordinate Company-wide efforts to become Year 2000 compliant, which included inventorying its internal systems, identifying systems and applications outside the Company that may include embedded computer technology, testing of the Company's internally developed systems for Year 2000 compliance, and limited compliance testing on software provided by third parties.

As a result of the Company's comprehensive review of its internal systems in 1997, and for other strategic reasons, the Company replaced its computerized accounting system. The Company successfully converted to the new accounting system on January 1, 1999 and the payroll and human resources subsystem on July 1, 1999. The Company also tested the compatibility of its new accounting system with its internally developed software.

The Company incurred and expensed a total of $413,000 to become Year 2000 compliant, $299,000 of which was expensed in 1999 and $114,000 in 1998. The majority of the expenditures was related to the cost of testing existing third party software and costs of replacing non-compliant hardware. In addition, the cost of the new accounting system was approximately $1 million and has been capitalized and is being amortized over its useful life.

The Company is confident that its systems will continue to function properly, however, the Company will continue to monitor its systems and output and, as necessary, correct any issues that arise. The Company is dependent upon its business partners to conduct its operations and, as a result should any of its significant vendors, consultants, suppliers and governmental agencies incur a Year 2000 related failure, the Company's operations would most likely be disrupted which would result in a material adverse effect on its business, operating results and financial condition. While the Company has compiled a list of alternate business partners in case any significant business partners fail due to a Year 2000 problem, there can be no assurance that any contingency plans developed by the Company will prevent any service interruption on the part of one or more of the Company's business partners or that such service interruption would not have a material adverse effect upon the Company's business, operating results or financial condition.

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

ECONOMIC CONDITIONS: Real estate development is significantly impacted by general and local economic conditions which are beyond the control of the Company. The Company's real estate operations are concentrated in Southern California. The regional economy is profoundly affected by the entertainment, technology, defense and certain other segments, which have been known to affect the region's demographics. Consequently, all sectors of real estate development for the Company tend to be cyclical. While the economy of Southern California is currently robust, there can be no assurances that present trends will continue.

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

INTEREST RATES AND FINANCING: Fluctuations in interest rates and the availability of financing have an important impact on the Company's performance. Sales of the Company's properties could be adversely impacted by the inability of buyers to obtain adequate financing. Further, the Company's real estate development activities are dependent on the availability of adequate sources of capital. Certain of the Company's credit facilities bear interest at variable rates and would be negatively impacted by increasing interest rates.

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

GEOGRAPHIC CONCENTRATION: The Company's real estate development activities are focused on 21,500 acres in Los Angeles County. The Company's entire commercial income portfolio is located in the Valencia area. Therefore, any factors affecting that concentrated area, such as changes in the housing market, economic changes and environmental factors, including seismic activity, which cannot be predicted with certainty, could affect future results.

GOVERNMENT REGULATION AND ENTITLEMENT RISKS: In developing its projects, the Company must obtain the approval of numerous governmental authorities regulating such matters as permitted land uses, density and traffic, and the providing of utility services such as electricity, water and waste disposal. In addition, the Company is subject to a variety of federal, state and local laws and regulations concerning protection of health and the environment. This government regulation affects the types of projects which can be pursued by the Company and increases the cost of development and ownership. The Company devotes substantial financial and managerial resources to comply with these requirements. To varying degrees, certain permits and approvals will be required to complete the developments currently being undertaken or planned by the Company. Furthermore, the timing, cost and scope of planned projects may be subject to legal challenges, particularly large projects with regional impacts. (See following "Litigation" discussion.) In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. The ability to obtain necessary approvals and permits for its projects can be beyond the Company's control and could restrict or prevent development of otherwise desirable new properties. The Company's results of operations in any period will be affected by the amount of entitled properties the Company has in inventory.

LITIGATION: The land use approval processes the Company must follow to ultimately develop its projects have become increasingly complex. Moreover, the statutes, regulations and ordinances governing the approval processes provide third parties the opportunity to challenge the proposed plans and approvals. As a result, the prospect of, and actual, third-party challenges to planned real estate developments have provided additional uncertainties in real estate development planning and entitlements. Third-party challenges in the form of litigation will, by its nature, adversely affect the length of time required to obtain the necessary approvals. In addition, adverse decisions arising from any litigation increase the costs and may adversely affect the design, scope, plans and profitability of a project.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt. At December 31, 1999, the Company had $99.4 million of variable debt with interest rates ranging from 6.31% to 7.39% and $123.4 million of fixed rate debt with interest rates ranging from 6.51% to 8.45%.

The table below presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt at December 31, 1999 by expected maturity dates:


                                 ---------------------------------------------------------------------                   Fair
Dollars in thousands                   2000       2001      2002       2003       2004     Thereafter        Total       Value
                                 ---------------------------------------------------------------------  ------------- -------------
Mortgage and Other Debt
  Fixed Rate Debt                   $  1,843     $4,992    $5,153     $14,688    $5,272      $ 91,477       $123,425      $123,425
  Weighted Average
  Interest Rate (%)                     7.24       7.70      7.68        8.16      7.61          7.02           7.24

  Variable Rate Debt (1)            $ 99,400                                                                $ 99,400      $ 99,400
  Weighted Average
  Interest Rate (%)                     6.92                                                                    6.92

(1) The Company has a $40 million revolving mortgage facility which bears interest at LIBOR plus 1.0% or Wells Fargo Bank's prime rate, at the election of the Company, against which $35 million was outstanding at December 31,1999. The Company also has a $159 million unsecured revolving line of credit on which the rate is LIBOR plus 1.2%. At December 31, 1999, $64.4 million was outstanding against this line. The amounts set forth in the table above assume that the outstanding amounts under the variable rate credit facilities will be repaid at the facilities' respective maturity dates. Management believes that these lines will be renewed at maturity with similar terms.

There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. The Company manages its interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt in order to maintain variable rate exposure at an acceptable level and by taking advantage of favorable market conditions for long term debt. In addition, the Company's guideline for total debt is approximately 70% of the appraised value of the income portfolio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            INDEX TO FINANCIAL STATEMENTS INCLUDED IN ITEM 8:


            Report of Independent Auditors

            Consolidated Statements of Income for the years ended
               December 31, 1999, 1998 and 1997

            Consolidated Balance Sheets at
               December 31, 1999 and 1998

            Consolidated Statements of Cash Flows for the years
               ended December 31, 1999, 1998 and 1997

            Consolidated Statements of Changes in Partners'
               Capital for the years ended December 31, 1999, 1998 and 1997

            Notes to Consolidated Financial Statements

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors of Newhall Management Corporation and Partners of The Newhall Land and Farming Company:

We have audited the accompanying consolidated balance sheets of The Newhall Land and Farming Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Newhall Land and Farming Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


Los Angeles, California                                           /S/ KPMG LLP
January 19, 2000

Consolidated Statements of Income

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                  ------------------------------------------------
IN THOUSANDS, EXCEPT PER UNIT                                                        1999             1998           1997
----------------------------------------------------------------------------------------------------------------------------------
Revenues
     Real estate
         Residential home and land sales                                         $ 109,608       $   70,867      $  67,682
         Industrial and commercial sales                                           109,200          172,320         61,996
         Commercial operations
              Income-producing properties                                           50,459           38,622         33,404
              Valencia Water Company                                                12,202           10,209         11,170
     Agriculture
         Operations                                                                 12,080           11,270         15,487
         Ranch sales                                                                28,957            1,390         17,962
----------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                                                     322,506          304,678        207,701
----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
     Real estate
         Residential home and land sales                                            71,904           47,258         52,187
         Industrial and commercial sales                                            67,936          123,657         42,780
         Community development                                                      12,257           10,710         11,034
         Commercial operations
              Income-producing properties                                           33,332           20,985         17,824
              Valencia Water Company                                                 9,302            7,515          7,902
     Agriculture
         Operations                                                                  8,567           10,367         11,109
         Ranch sales                                                                 3,995              292            967
----------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                           207,293          220,784        143,803
----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                   115,213           83,894         63,898
         General and administrative expense                                        (14,431)         (12,634)        (9,068)
         Expense from unit ownership plans                                               -                -         (1,200)
         Interest and other, net                                                   (10,390)          (7,180)        (9,137)
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                       $  90,392       $   64,080      $  44,493

----------------------------------------------------------------------------------------------------------------------------------
Net Income Per Unit                                                              $    2.88       $     1.89      $    1.29

----------------------------------------------------------------------------------------------------------------------------------
Net Income Per Unit - Assuming Dilution                                          $    2.85       $     1.86      $    1.28
----------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

                                                                                                     DECEMBER 31,
                                                                                          ----------------------------------------
IN THOUSANDS                                                                                   1999                  1998
----------------------------------------------------------------------------------------------------------------------------------
Assets
              Cash and cash equivalents                                                  $     1,624          $      2,188
              Accounts and notes receivable                                                   61,567                30,255
              Land under development                                                          39,401                47,667
              Land held for future development                                                28,570                30,553
              Income-producing properties held for sale, net                                 149,433                     -
              Income-producing properties, net                                               131,627               248,712
              Property and equipment, net                                                     61,318                58,836
              Investment in joint ventures                                                    16,682                   468
              Other assets and deferred charges                                               14,602                13,528
----------------------------------------------------------------------------------------------------------------------------------
                                                                                         $   504,824          $    432,207

----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Partners' Capital
              Accounts payable                                                           $    24,244          $     28,716
              Accrued expenses                                                                46,329                43,196
              Deferred revenues                                                               21,227                10,041
              Mortgage and other debt                                                        222,825               157,609
              Advances and contributions from developers for utility construction             25,690                26,466
              Other liabilities                                                               24,784                22,366
----------------------------------------------------------------------------------------------------------------------------------
                    Total liabilities                                                        365,099               288,394
              Commitments and contingencies (Note 9)

              Partners' capital
               29,668 units outstanding, excluding 7,104 units in treasury (cost
                   - $157,394), at December 31, 1999 and 32,676 units
                   outstanding, excluding 4,096 units in treasury
                   (cost - $83,530), at December 31, 1998                                    139,725               143,813
----------------------------------------------------------------------------------------------------------------------------------
                                                                                         $   504,824          $    432,207
----------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

                                                                                        YEARS ENDED DECEMBER 31,
                                                                             -----------------------------------------------------
IN THOUSANDS                                                                     1999              1998             1997
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net income                                                             $   90,392         $  64,080        $  44,493
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                        15,296            10,101           10,148
           Decrease in land under development                                    8,266             6,208            9,391
           (Increase) decrease in accounts and notes receivable                (31,312)          (11,228)           6,530
           Increase in accounts payable,
               accrued expenses and deferred revenues                            9,847            20,637            9,281
           Cost of property sold                                                26,617            77,564           18,334
           Other adjustments, net                                                3,244               216            2,134
----------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                 122,350           167,578          100,311
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
     Development of income-producing properties                                (67,988)         (101,789)         (69,403)
     Purchase of property and equipment                                         (8,672)           (9,133)          (4,853)
     (Investment in) distribution from joint ventures                           (4,190)               22                8
----------------------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                     (80,850)         (110,900)         (74,248)
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Distributions paid                                                        (19,746)          (17,784)         (16,588)
     Borrowings on mortgage and other debt                                     115,698            15,100            2,389
     Repayment of mortgage and other debt                                      (62,506)          (14,437)          (8,699)
     (Decrease) increase in advances and contributions from
        developers for utility construction                                       (776)            7,621              474
     Purchase of partnership units                                             (75,818)          (49,043)          (5,746)
     Other, net                                                                  1,084             1,283            2,465
----------------------------------------------------------------------------------------------------------------------------------
     Net cash used in financing activities                                     (42,064)          (57,260)         (25,705)
----------------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                              (564)             (582)             358
Cash and Cash Equivalents, Beginning of Year                                     2,188             2,770            2,412
----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year                                      $    1,624         $   2,188        $   2,770
----------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information:
     Interest paid (net of amount capitalized)                              $   13,396         $   7,562        $  10,273
----------------------------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Non-Cash Investing and Financing Activities:
     Note payable in connection with investment in joint venture            $   12,024                 -                -
----------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Changes in Partners' Capital

                                                                                            Number              Partners'
IN THOUSANDS                                                                              of Units               Capital
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                                                34,701           $  120,653
     Net income                                                                                  -               44,493
     Distributions                                                                               -              (16,588)
     Purchase of partnership units                                                            (329)              (5,746)
     Other activity, net                                                                       155                2,465
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                                                34,527              145,277
---------------------------------------------------------------------------------------------------------------------------------
     Net income                                                                                  -               64,080
     Distributions                                                                               -              (17,784)
     Purchase of partnership units                                                          (1,910)             (49,043)
     Other activity, net                                                                        59                1,283
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                                                32,676              143,813
---------------------------------------------------------------------------------------------------------------------------------
     Net income                                                                                  -               90,392
     Distributions                                                                               -              (19,746)
     Purchase of partnership units                                                          (3,111)             (75,818)
     Other activity, net                                                                       103                1,084
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                                                29,668           $  139,725
----------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999


--------------------------------------------------------------------------------
NOTE 1. ORGANIZATION

The Newhall Land and Farming Company, a California Limited Partnership ("the Company" or "the Partnership"), is organized as a publicly traded master limited partnership. The general partners of the Company are Newhall Management Limited Partnership, the Managing General Partner and Newhall General Partnership. Two executive officers and the Managing General Partner are the general partners of Newhall General Partnership.
--------------------------------------------------------------------------------
NOTE 2. BUSINESS SEGMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BUSINESS SEGMENTS

The Company operates in two lines of business: real estate and agriculture. The business segments of the Company's real estate operations consist of residential land sales and homebuilding; industrial and commercial; development and operation of income-producing properties; Valencia Water Company, a public water utility; and community development. Agriculture consists primarily of farming operations and sales of non-strategic farmland.

Information as to identifiable assets, capital expenditures and depreciation for these segments is summarized and reconciled in Note 10. Significant accounting policies related to the Company's segments are:

RESIDENTIAL

LAND SALES

Sales are recorded at the time escrow is closed provided that: (1) there has been a minimum down payment of 20% or 25% depending upon the type of property sold, (2) the buyer has met adequate continuing investment criteria, and (3) the Company, as the seller, has no material continuing involvement in the property. Where the Company has an obligation to complete certain future development, revenue is deferred in the ratio of the cost of development to be completed to the total cost of the property being sold under percentage of completion accounting. Land under development includes land, direct and allocated construction costs for land and infrastructure development plus project amenities. As land is sold, estimated total costs at completion for the specific project are charged ratably to cost of sales.

HOME SALES

The Company's income from residential home sales comes from sales of completed single- and multi-family homes to homebuyers through joint ventures. The Company records revenues and its portion of income as the venture closes escrow on sales to homebuyers.

INDUSTRIAL AND COMMERCIAL

Industrial and commercial land sales and respective land under development inventories are accounted for under the same criteria as described in the Residential Land Sales section.

The industrial and commercial division is also responsible for the development of the Company's income-producing properties. Upon completion of construction, the property is reported with Income-Producing Properties.

COMMUNITY DEVELOPMENT

Preliminary planning and entitlement costs are charged to expense when incurred. After the earlier of specific plan or tentative map approval, certain development costs are capitalized to the identified project.

INCOME-PRODUCING PROPERTIES

The Company owns and leases apartments, commercial buildings, shopping centers and land to tenants. Except for apartments, rents are typically based on the greater of a percentage of the lessee's gross revenues or a minimum rent. Most lease agreements require that the lessee pay all taxes, maintenance, insurance and certain other operating expenses applicable to leased properties. Apartments are rented on six-month leases and continue on a month-to-month basis thereafter.

VALENCIA WATER COMPANY

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

AGRICULTURE

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

Agricultural ranch sales are accounted for under the same criteria as described for land sales in the Residential Land Sales section.

CENTRAL ADMINISTRATION

Central Administration includes the Company's corporate functions including executive offices, treasury, tax, employee relations, corporate accounting, finance, information systems, headquarters facilities, corporate secretary/legal, investor relations, internal audit and land acquisition. Except for certain costs relating to the headquarters facilities and specific services billed to Valencia Water Company, expenses for these functions are expensed as general and administrative expenses and are not allocated to the Company's operating business segments.

OTHER GENERAL ACCOUNTING POLICIES ARE:

Basis of Consolidation: The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and homebuilding joint ventures. All significant intercompany balances and transactions are eliminated. Certain reclassifications have been made to prior years' amounts to conform to the current year presentation.

Joint Ventures: The equity method is used to account for investments in ventures not controlled by the Company. This includes a joint venture with Hilton Inns, Inc. and a joint venture with Kaufman and Broad of Southern California, Inc. to develop City Ranch, a master-planned community in north Los Angeles County in the City of Palmdale.

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

Impairment of Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that an impairment may have occurred. Certain properties approved for sale in 2000 are classified as "Income-producing properties held for sale, net" on the December 31, 1999 balance sheet and depreciation for such assets will cease in 2000. The Company has reviewed each asset classified for sale and no impairment losses were identified.

Environmental Matters: Environmental clean-up costs are charged to expense when incurred or established reserves and are not capitalized. Reserves are recorded for environmental clean-up costs when remediation efforts are probable and can be reasonably estimated. To date, environmental clean-up costs have not been material.

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

The Revenue Act of 1987 contained provisions which, in some cases, taxes publicly traded partnerships as corporations. Since the Company was in existence on December 17, 1987, it was treated as a partnership for the 1987 through 1997 taxable years. Beginning in 1998, 90% of the partnership's gross income, as defined, must be derived from rent, sales of real estate, interest, and income from other "natural resources" as provided in Internal Revenue Section 7704. The partnership's 1999 and 1998 gross income qualifies under this provision and the Company expects to continue to be taxed as a partnership for the foreseeable future.

Amounts per Partnership Unit: The following is a reconciliation of the numerators and denominators of the basic and diluted income net per unit computations:

                                                                               INCOME             UNITS         PER UNIT
(IN 000'S EXCEPT PER UNIT)                                                   (NUMERATOR)      (DENOMINATOR)
----------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1999
Net income per unit
     Net income available to unitholders                                   $    90,392            31,388      $    2.88
Effect of dilutive securities
     Unit options                                                                    -               280           (.03)
----------------------------------------------------------------------------------------------------------------------------------
Net income per unit - diluted                                              $    90,392            31,668      $    2.85
----------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1998
Net income per unit
     Net income available to unitholders                                   $    64,080            33,986      $    1.89
Effect of dilutive securities
     Unit options                                                                    -               390           (.03)
----------------------------------------------------------------------------------------------------------------------------------
Net income per unit - diluted                                              $    64,080            34,376      $    1.86
----------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1997
Net income per unit
     Net income available to unitholders                                   $    44,493            34,520      $    1.29
Effect of dilutive securities
     Unit options                                                                    -               230           (.01)
----------------------------------------------------------------------------------------------------------------------------------
Net income per unit - diluted                                              $    44,493            34,750      $    1.28
----------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
NOTE 3. FEDERAL INCOME TAX RESULTS OF THE PARTNERSHIP

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

At December 31, 1999, the net tax basis of the Company's assets and liabilities exceeded the Company's consolidated financial statement basis of its assets and liabilities by $212,543,000. This excess amount does not reflect the step-up in asset basis allocated to individual partners upon purchase of units subsequent to the formation of the Partnership.

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

-------------------------------------------------------------------------------
NOTE 4. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of certain of the Company's financial instruments are as follows:

                                                                                DECEMBER 31,
                                                     -----------------------------------------------------------------------------
                                                                   1999                                    1998
----------------------------------------------------------------------------------------------------------------------------------
                                                        Carrying          Fair                  Carrying           Fair
IN THOUSANDS                                             Amount           Value                  Amount            Value
----------------------------------------------------------------------------------------------------------------------------------
Notes receivable from
   land sales                                         $   50,585       $   50,585              $   21,744      $   21,744
Mortgage and other debt                                  222,825          222,825                 157,609         157,609
Advances from developers
   for utility construction                               10,992            2,880                  11,355           2,891
                                                     =============================================================================

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

Mortgage and Other Debt: The carrying amount of the Company's debt approximates its fair value based on current interest rates available to the Company for comparable debt. See Note 7 for interest rates on outstanding debt.

Advances from Developers for Utility Construction: Generally, advances are refundable to the developer without interest at the rate of 2.5% per year over 40 years. The fair value is estimated as the discounted value (12%) of the future cash flows to be paid on the advances.

----------------------------------------------------------------------------------------------------------------------------------
NOTE 5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
                                                                                                 DECEMBER 31,
                                                                           -------------------------------------------------------
IN THOUSANDS                                                                          1999                         1998
----------------------------------------------------------------------------------------------------------------------------------
Accounts and notes receivable
   Trade receivables, less allowance for doubtful
     accounts of $863 and $1,188, respectively                                   $     1,624                  $     1,623
   Notes receivable from land sales                                                   50,585                       21,744
   Unbilled accounts receivable
     Agriculture                                                                       3,188                        2,281
     Other                                                                             1,293                          544
   Other                                                                               4,877                        4,063
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 $    61,567                  $    30,255
                                                                           =======================================================
Land under development
   Valencia
     Residential development                                                     $     4,532                  $    14,691
     Industrial and commercial land development                                       34,524                       32,686
   Agriculture                                                                           345                          290
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 $    39,401                  $    47,667
                                                                           =======================================================
Income-producing properties held for sale
   Retail                                                                        $   115,462                  $       -
   Office                                                                             36,545                          -
   Other                                                                              19,857                          -
----------------------------------------------------------------------------------------------------------------------------------
                                                                                     171,864                          -
   Accumulated depreciation                                                          (22,431)                         -
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 $   149,433                  $       -
                                                                           =======================================================
Income-producing properties
   Land                                                                          $    21,399                    $  48,319
   Buildings                                                                         112,304                      119,453
   Other                                                                              14,498                       14,611
----------------------------------------------------------------------------------------------------------------------------------
                                                                                     148,201                      182,383
   Accumulated depreciation                                                          (25,478)                     (39,443)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                     122,723                      142,940
   Properties under development                                                        8,904                      105,772
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 $   131,627                  $   248,712
                                                                           =======================================================
Property and equipment
   Land                                                                          $     3,759                  $     4,819
   Buildings                                                                           5,343                        5,600
   Equipment                                                                           9,311                        8,993
   Water supply systems, orchards and other                                           73,635                       68,688
   Construction in progress                                                            5,111                        7,172
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      97,159                       95,272
   Accumulated depreciation                                                          (35,841)                     (36,436)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 $    61,318                  $    58,836
                                                                           =======================================================

(NOTE 5. CONTINUED ON NEXT PAGE)


(NOTE 5. CONTINUED)                                                                              DECEMBER 31,
                                                                           -------------------------------------------------------
IN THOUSANDS                                                                          1999                         1998
----------------------------------------------------------------------------------------------------------------------------------
Other assets and deferred charges
   Prepaid expenses                                                              $     1,794                  $     1,751
   Unamortized loan fees                                                                 841                          682
   Deferred charges and assets of
     Valencia Water Company                                                            4,767                        4,985
   Other                                                                               7,200                        6,110
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 $    14,602                  $    13,528
                                                                           =======================================================
Accrued expenses
   Deferred compensation                                                         $    10,515                  $     7,800
   Operating and other accruals                                                        3,611                        3,665
   Project accruals                                                                   27,681                       27,446
   Other                                                                               4,522                        4,285
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 $    46,329                  $    43,196
                                                                           =======================================================
Other liabilities
   Warranty and other reserves                                                   $     7,049                  $     6,255
   Deferred taxes of Valencia Water Company                                            6,114                        5,862
   Other                                                                              11,621                       10,249
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 $    24,784                  $    22,366
                                                                           =======================================================
----------------------------------------------------------------------------------------------------------------------------------

NOTE 6. COMMERCIAL LEASES

Minimum lease payments to be received under non-cancelable operating leases as of December 31, 1999 are as follows:


          IN THOUSANDS
--------------------------------------------------------------------------------------------------
          2000                                                                       $      21,495
          2001                                                                              20,525
          2002                                                                              19,498
          2003                                                                              16,347
          2004                                                                              15,522
          Thereafter                                                                       110,561
          ----------------------------------------------------------------------------------------
                                                                                     $     203,948 *
                                                                                    ==============

* INCLUDES MINIMUM LEASE PAYMENTS FROM INCOME-PRODUCING PROPERTIES HELD FOR SALE. THE AMOUNT DOES NOT INCLUDE CONTINGENT RENTALS WHICH MAY BE RECEIVED UNDER CERTAIN LEASES BASED ON LESSEE SALES OR APARTMENT RENTALS. CONTINGENT AND APARTMENT RENTALS RECEIVED FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 WERE (IN THOUSANDS) $12,606, $11,429 AND $9,934, RESPECTIVELY.

----------------------------------------------------------------------------------------------------------------------------------
NOTE 7. MORTGAGE AND OTHER DEBT
                                                                                                         DECEMBER 31,
                                                                                   Interest     ----------------------------------
IN THOUSANDS                                                                        Rates             1999         1998
----------------------------------------------------------------------------------------------------------------------------------
Unsecured lines of credit                                                        Variable       $   64,400     $   23,200
FHLMC (apartment mortgages)                                                         6.51%*          49,585              -
Prudential (shopping center loans)                                                  7.44%           24,913              -
Kaufman and Broad (City Ranch)                                                       8.0%           12,024              -
Prudential (portfolio mortgage)                                                    8.995%                -         44,686
Prudential (ranch mortgage)                                                         8.45%           10,320         10,560
Pacific Life (Valencia Water Company)                                                8.0%           11,000         11,000
Metropolitan (unsecured notes)                                                       6.9%                -         12,000
Wells Fargo (Valencia Town Center)                                                  6.31%*          35,000         40,000
Community facilities bonds (Valencia Town Center)                                   7.33%*          15,583         16,163
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                $  222,825     $  157,609
                                                                                                ==================================

*WEIGHTED AVERAGE RATE

In November 1997, the Company replaced its existing bank lines, totaling $119 million, with a $200 million three-year, unsecured revolving line of credit led by Wells Fargo and J.P. Morgan. In 1998, the line was reduced to $159 million. The interest rate is LIBOR plus 1.2% and the commitment fee is .25% per annum of the unused portion. In addition, the Company has a $1 million line of credit with Valencia Bank & Trust. Letters of credit outstanding against available lines of credit totaled $21.0 million and $26.8 million, respectively, at December 31, 1999 and 1998.

In March 1999, the Company replaced a $44.7 million portfolio mortgage secured by five commercial properties with three financings totaling $50 million secured by three apartment complexes. The loans were obtained from Federal Home Loan Mortgage Corporation (Freddie Mac) at a 6.51% weighted-average interest rate and mature in ten years. Principal and interest are payable monthly based on a 30-year amortization schedule until maturity when a $42.7 million principal payment will be due.

In September 1999, the Company completed two financings totaling $25 million with Prudential Insurance Company of America. Each loan is secured by a retail shopping center and is due in seven years. Principal and interest are paid monthly and based on a 7.44% interest rate and 25-year amortization.

In August 1999, a $12.0 million note was recorded in connection with the Company's City Ranch venture with Kaufman and Broad of Southern California, Inc. The note calls for simple interest at 8% per annum with interest payable quarterly and principal payable in four equal annual installments commencing on August 26, 2001.

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

A $12 million principal balance of an unsecured financing with Metropolitan was paid in full in March 1999.

The terms of a $40 million revolving mortgage facility secured by the Valencia Town Center regional mall require a commitment fee of .125% per annum of the unused portion. Borrowings bear interest at LIBOR plus 1.0% or Wells Fargo's prime rate, at the election of the Company. At December 31, 1999, the weighted-average interest rate on the borrowings was 6.31%. The credit facility expired in December 1999 and has been extended until the end of February 2000. The Company is reviewing its alternatives regarding this facility.

In October 1992, tax-exempt community facilities bonds were issued to finance a portion of the costs of certain public infrastructure improvements located within or in the vicinity of Valencia Town Center, the Company's regional shopping mall. The bonds will be repaid over 20 years from special taxes levied on the mall property.

Annual maturities of existing long-term debt are approximately (in thousands) $36,843 in 2000, $4,992 in 2001, $5,153 in 2002, $14,688 in 2003, $5,272 in 2004
and $91,477 thereafter. The unsecured lines of credit have no scheduled repayment terms.

Planned income property sales in 2000 will accelerate the retirement of certain mortgages and other debt.

Capitalized Interest and Interest Income: During 1999, 1998 and 1997, total interest expense incurred amounted to (in thousands) $13,910, $8,067, and $10,527, net of $1,563, $3,354 and $2,252, which was capitalized, respectively. Interest income from investments and notes receivable totaled (in thousands) $3,949 in 1999, $1,451 in 1998 and $1,641 in 1997.

-------------------------------------------------------------------------------
NOTE 8. EMPLOYEE BENEFIT PLANS

Incentive Compensation Plan: Under the terms of the Company's Executive Incentive Plan, the Board of Directors may authorize incentive compensation awards to key management personnel of up to 7% of income for 1999 and

5% of income for 1998 and 1997. The Board of Directors authorized awards of $5,164,000, $3,237,000 and $1,907,000 for the years ended December 31, 1999,
1998, and 1997, respectively.

Unit Compensation Plans: The Company has two unit-based compensation plans which are described below. The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation expense is only recognized for market price fluctuations in connection with option appreciation rights under the unit option plan. Had compensation costs been determined consistent with SFAS No. 123, the Company's net income and net income per unit would have been reduced to the pro forma amounts indicated below:

                                                                   YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------
IN THOUSANDS, EXCEPT PER UNIT                                1999           1998          1997
-----------------------------------------------------------------------------------------------------
Net Income
     As reported                                          $   90,392    $   64,080   $   44,493
     Pro forma                                                86,168        60,227       43,489
Income Per Unit
     As reported-assuming dilution                        $    2.85     $     1.86   $     1.28
     Pro forma                                                 2.72           1.75         1.25
                                                         ============================================

Unit Option Plan: In January 1995, the Board of Directors approved the 1995 Option/Award Plan, which superseded the Option, Appreciation Rights and Restricted Units Plan. Under the terms of the Plan, an additional 600,000 units may be granted as options, restricted units, unit rights or appreciation rights to key employees. In November 1997, the Plan was amended to increase the number of units which may be granted by 3,050,000 units.

Options, restricted units or appreciation rights may not be granted at a price below the market price on date of grant. Non-qualified options and appreciation rights are exercisable 25% after the end of each of the first four years and terminate in ten years. The following non-qualified, market price options, all without appreciation rights, were granted: 1999 - 270,784; 1998 - 215,419; 1997
- 291,400. In 1997, expense of $1.2 million was recorded and no expense or recovery was recorded in 1999 or 1998 for market price fluctuations in connection with option appreciation rights granted prior to 1991. Restricted unit rights granted as part of the Company's Management Unit Ownership Program vest 20% at the end of each of the first five years. The following restricted unit rights were granted: 1999 - 4,342; 1998 - 2,936; 1997 - 4,580.

In November 1997, the Board of Directors approved a premium price option program for key executives tied to the performance of the Company's partnership units. Options totaling 2.45 million units were granted to the Company's six top executives. The number of options granted was larger than the Company's typical market-price option program due to the increased risks associated with the premium price and forfeiture provisions and was in lieu of market price options for the executives over the next three years. Under the terms of the program, participants were granted options in two tranches, each of which has a five-year option life and becomes exercisable in three years but is subject to forfeiture if certain performance criteria are not met. At December 31, 1999, 1.95 million of these options were outstanding.

The per unit weighted-average fair value of non-qualified, market price options granted in 1999, 1998 and 1997 was $8.12, $10.02 and $7.40, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 1999 - distribution yield of 3.0%, expected volatility of 29.7%, risk-free interest rate of 6.0% and expected life 10 years; 1998 - distribution yield 2.8%, expected volatility 29.4%, risk-free interest rate 5.5% and an expected life of 10 years; 1997 - distribution yield of 3.0%, expected volatility of 29.3%, risk-free interest rate of 6.0% and expected life 10 years.

The per unit weighted-average fair value of premium price options granted in 1997 was $3.53 for the first tranche and $3.35 for the second tranche using the Black-Scholes option pricing model with the following weighted- average assumptions: distribution yield of 1.6%, expected volatility of 21.0%, risk-free interest rate of 6.4% and an expected life of five years.

At December 31, 1999, 743,803 units were available for future grants. A summary of the status of the Company's Option/Award Plan is presented below:

                                                                                                           Weighted Average
                                                                           Units                           Exercise Price
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1996                                        1,265,798                               $17.46
   Granted                                                              2,745,980                                31.33
   Exercised                                                             (230,511)                               16.09
   Cancelled                                                              (41,584)                               14.94
------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1997                                        3,739,683                                27.68
   Granted                                                                218,355                                30.03
   Exercised                                                              (54,479)                               17.50
   Cancelled                                                              (27,507)                               23.50
------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1998                                        3,876,052                                27.96
   Granted                                                                275,126                                24.14
   Exercised                                                              (76,087)                               15.67
   Cancelled                                                             (608,448)                               31.04
------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1999                                        3,466,643                               $27.34
                                                                    ==========================================================

At December 31, 1999 and 1998, the number of options exercisable was 950,340 and 863,904, respectively, and the weighted-average exercise price of those options was $18.70 and $18.31, respectively.

The following summarizes information about outstanding options at December 31, 1999:

                  Range of                              Number                   Weighted-Average          Weighted-Average
              Exercise Prices                       Outstanding*                 Exercise Price            Remaining Life
----------------------------------------------------------------------------------------------------------------------------------
            $13.00-$16.75                              616,550                         $14.92                     4.9
            $19.75-$24.94                              585,753                         $22.61                     7.4
            $29.50-$33.39                            2,254,925                         $32.08                     3.2

*EXCLUDES 9,415 RESTRICTED UNITS GRANTED AS PART OF THE COMPANY'S MANAGEMENT UNIT OWNERSHIP PROGRAM

The following summarizes information about exercisable options at December 31, 1999:

                  Range of                              Number                    Weighted-Average
              Exercise Prices                        Exercisable                 Exercise Price
---------------------------------------------------------------------------------------------------------
            $13.00-$16.75                              574,031                         $14.79
            $19.75-$24.94                              222,378                         $21.19
            $29.50-$33.39                              153,931                         $29.69

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

Under the plan, the Company sold 9,996, 6,965 and 6,049 units to employees in 1999, 1998 and 1997, respectively. The weighted-average fair value of the purchase discount was $2.33 for 1999, $3.64 for 1998 and $3.66 for 1997, using the Black-Scholes model with the following assumptions: expected life of seven months due to salary withholdings throughout the year; distribution yield of 2.2% and expected volatility of 29.4% for 1999 and distribution yield of 3.0% and expected volatility of 20.6% for 1998 and 1997; risk-free interest rate of 4.54% for 1999 and 5.45% for 1998 and 5.45% for 1997; and an exercise price equal to 85% of the lower of the market price on the first day of the purchase period and the market price on the last day of the purchase period.

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

The Company also has a Supplemental Executive Retirement Plan and a Retirement Plan for Directors who were retired prior to the termination of the plan in 1997. The additional pension cost for these plans was $105,000 in 1999, $106,000 in 1998 and $124,000 in 1997.

The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated financial statements for the Retirement and the Pension Restoration Plans:

                                                                                             December 31,
                                                                                 -------------------------------------
      IN THOUSANDS                                                                     1999               1998
      ----------------------------------------------------------------------------------------------------------------
      Change in Benefit Obligation
      Projected benefit obligation, beginning of year:                                  $ 23,961           $ 20,281
        Service cost                                                                         837                685
        Interest cost                                                                      1,505              1,370
        Benefits paid                                                                     (2,738)            (1,531)
        Actuarial loss                                                                       244              3,156
      ----------------------------------------------------------------------------------------------------------------
      Projected benefit obligation, end of year                                         $ 23,809           $ 23,961
      ================================================================================================================

      Change in Plan Assets
      Plan assets, beginning of year:                                                   $ 19,134           $ 18,957
        Actual return on plan assets                                                       3,006              1,707
        Employer contribution                                                                100                  1
        Benefits paid                                                                     (2,738)            (1,531)
      ----------------------------------------------------------------------------------------------------------------
      Plan assets, end of year                                                          $ 19,502           $ 19,134
      ================================================================================================================
      Funded status                                                                    $  (4,307)         $  (4,827)
      Unrecognized transition obligation                                                     (34)               (68)
      Unrecognized prior service cost                                                        777                869
      Unrecognized (gain) loss                                                              (537)               681
      ----------------------------------------------------------------------------------------------------------------
      Net amount recognized - accrued benefit cost                                     $  (4,101)         $  (3,345)
      ================================================================================================================

                                                                                    DECEMBER 31,
                                                        --------------------------------------------------------------------------
IN THOUSANDS                                                  1999                       1998                      1997
----------------------------------------------------------------------------------------------------------------------------------
Components of Net Periodic Benefit Cost
   Service cost                                            $   838                    $    685                    $   555
   Interest cost                                             1,505                       1,370                      1,295
   Expected return on plan assets                           (1,650)                     (1,643)                    (1,467)
   Amortization of unrecognized
     transition obligation                                     (34)                        (34)                       (34)
   Amortization of unrecognized
     prior service cost                                         92                          92                         61
   Amortization of unrecognized (loss/gain)                    105                         (74)                        (4)
----------------------------------------------------------------------------------------------------------------------------------
   Pension expense                                         $   856                    $    396                    $   406
--------------------------------------------------------==========================================================================

The projected benefit obligation, accumulated benefit obligation (ABO) and fair value of assets for the plan with assets less than ABO were $6,757,549, $2,175,646 and $0 at December 31, 1999 and $4,028,025, $1,428,247, and $0,
respectively at December 31, 1998.


                                                        ---------------------------------------------------------------------------
                                                                           1999                        1998
                                                        ---------------------------------------------------------------------------
The assumptions used in the accounting were:
   Discount rate                                                           7.50%                       6.50%
   Rate of increase in compensation levels                                 5.00%                       5.00%
   Expected long-term return of assets                                     9.00%                       9.00%
----------------------------------------------------------------------------------------------------------------------------------

Employee Savings Plan: The Company has an Employee Savings Plan which is available to all eligible employees. Certain employee contributions may be supplemented by Company contributions. Company contributions approximated $438,000 in 1999, $371,000 in 1998 and $319,488 in 1997.

Deferred Cash Bonus Plan: In February 1991, the Compensation Committee of the Board of Directors awarded deferred bonuses payable January 15, 1999. The amount paid was based upon the relative percentage return on the market value of the Company's depositary units compared to the percentage return on the Standard and Poor's 500 Index over a nine-year period. A total of $176,500 was earned and paid under this program.

Other Benefits: The Company does not provide postretirement or postemployment benefits other than those plans described above and, as such, there is no obligation to be recognized under SFAS Nos. 106 and 112.


-------------------------------------------------------------------------------
NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation and various claims, including those arising from its ordinary conduct of business. Management is of the opinion that the ultimate liability from this litigation will not materially affect the Company's consolidated financial condition. The Company believes it has adequate insurance to protect itself against any future material property and casualty losses in excess of established reserves.

In the ordinary course of business, and as part of the entitlement and development process, the Company is required to provide performance bonds to the County of Los Angeles and the City of Santa Clarita to assure completion of certain public facilities. At December 31, 1999, the Company had performance bonds outstanding totaling approximately $133 million.

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

Management evaluates segment performance based primarily on revenues before property sales and contribution to income before property sales and allocation of incentive compensation. Interest income and expenses are evaluated and reported on a consolidated net basis and are not allocated to the Company's business segments.

The following table provides financial information regarding management's measures of the Company's business segments and other significant items and also provides a reconciliation to the Company's consolidated totals:

------------------------------------------------------------------------------------------------------------------------------
                                                               YEAR ENDED DECEMBER 31, 1999
                                                                       Depreciation
                                                   Contribution             and                                  Capital
In Thousands                     Revenues            to Income         Amortization           Assets           Expenditures
------------------------------------------------------------------------------------------------------------------------------
Real Estate
  Residential                     $109,608             $ 38,424             $  116             $27,505              $   --
  Industrial and commercial        109,200               42,104                 10             116,666              10,546
  Community development                 --              (11,597)                66              19,725                 138
  Income-producing
   properties                       50,459               17,307             12,127             253,214              57,442
  Valencia Water Company            12,202                3,200   (a)        2,017              60,272               7,437
Agriculture                         41,037               28,715                613              17,541                 586
Central administration                  --              (11,371)               347               9,901                 511
                             -----------------    ----------------    ----------------    ---------------    -----------------
                                   322,506              106,782             15,296             504,824              76,660
Interest and other,
   net                                  --              (10,390)                --                  --                  --
All other                               --               (6,000)                --                  --                  --
                             -----------------    ----------------    ----------------    ---------------    -----------------
TOTAL                             $322,506             $ 90,392           $ 15,296            $504,824             $76,660
                             =================    ================    ================    ===============    =================

                                                               YEAR ENDED DECEMBER 31, 1998
                                                                       Depreciation
                                                   Contribution             and                                  Capital
In Thousands                     Revenues            to Income         Amortization           Assets           Expenditures
------------------------------------------------------------------------------------------------------------------------------
Real Estate

  Residential                      $70,867             $ 23,999              $  37             $16,320              $  494
  Industrial and commercial        172,320               49,248                 14             170,493               4,610
  Community development                 --              (10,047)                43              17,278                  67
  Income-producing
   properties                       38,622               17,754              7,277             147,216              97,419
  Valencia Water Company            10,209                2,889   (a)        1,956              53,719               7,587
Agriculture                         12,660                2,196                594              17,048                 190
Central administration                  --              (10,879)               180              10,133                 555
                             -----------------    ----------------    ----------------    ---------------    -----------------
                                   304,678               75,160             10,101             432,207             110,922
Interest and other,
   net                                  --               (7,180)                --                  --                  --
All other                               --               (3,900)                --                  --                  --
                             -----------------    ----------------    ----------------    ---------------    -----------------
TOTAL                             $304,678             $ 64,080           $ 10,101            $432,207            $110,922
                             =================    ================    ================    ===============    =================

------------------------------------------------------------------------------------------------------------------------------
                                                               YEAR ENDED DECEMBER 31, 1997
                                                                       Depreciation
                                                   Contribution             and                                  Capital
In Thousands                     Revenues            to Income         Amortization           Assets           Expenditures
------------------------------------------------------------------------------------------------------------------------------
Real Estate

  Residential                      $67,682             $ 15,759              $   9             $16,226               $  53
  Industrial and commercial         61,996               19,524                 16             106,870              13,189
  Community development                 --              (10,638)                54              20,653                  95
  Income-producing
   properties                       33,404               15,624              7,466             180,728              56,309

  Valencia Water Company            11,170                3,378   (a)        1,810              51,058               3,317
Agriculture                         33,449               21,505                580              20,812                 735
Central administration                  --               (8,122)               213               7,585                 558
                             -----------------    ----------------    ----------------    ---------------    -----------------
                                   207,701               57,030             10,148             403,932              74,256
Interest and other,
   net                                  --               (9,137)                --                  --                  --
All other                               --               (3,400)                --                  --                  --
                             -----------------    ----------------    ----------------    ---------------    -----------------
TOTAL                             $207,701             $ 44,493           $ 10,148            $403,932            $ 74,256
                             =================    ================    ================    ===============    =================

All of the Company's real estate operations are conducted on the Company's properties in north Los Angeles County. Agricultural operations are conducted on the Company's properties in Southern and Central California. Accordingly, financial information based on geographic area is not presented.

Sales by business segment to individual customers representing more than 10% of the Company's consolidated revenues are as follows:


IN THOUSANDS                                  1999                            1998                           1997
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Industrial and Commercial                       --                         $111,000                            --


(a) INCLUDES INCOME TAX EXPENSE OF (IN THOUSANDS) $1,463 IN 1999, $1,071 IN 1998 AND $1,281 IN 1997.

-------------------------------------------------------------------------------
NOTE 11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for the Company fluctuates due to the uneven nature of real estate closing activity and the skewing of results by individual large sales. The following is a summary of selected quarterly financial data for 1999 and 1998:


IN THOUSANDS,                                                                             QUARTER
                                                       ---------------------------------------------------------------------------
EXCEPT PER UNIT                                               First              Second             Third          Fourth
----------------------------------------------------------------------------------------------------------------------------------
Revenues
   1999                                                 $    42,273        $     63,038      $     73,204     $   143,991
   1998                                                      23,762             149,299            78,061          53,556
----------------------------------------------------------------------------------------------------------------------------------
Operating income
   1999                                                 $    13,355        $     18,660      $     18,233     $    64,965
   1998                                                       5,603              51,854            20,594           5,843
----------------------------------------------------------------------------------------------------------------------------------
Net income
   1999                                                 $     8,283        $     12,723      $     11,897     $    57,489
   1998                                                         257              45,741            16,291           1,791
----------------------------------------------------------------------------------------------------------------------------------
Net income per unit*
   1999                                                 $       .26        $        .40      $        .38     $      1.91
   1998                                                         .01                1.32               .48             .05
----------------------------------------------------------------------------------------------------------------------------------
Net income per unit - assuming dilution*
   1999                                                 $       .25        $        .40      $        .38     $      1.89
   1998                                                         .01                1.31               .47             .05
----------------------------------------------------------------------------------------------------------------------------------

*DUE TO UNIT REPURCHASES DURING THE YEAR, QUARTERLY PER UNIT AMOUNTS MAY NOT ADD UP TO THE TOTAL PER UNIT FOR THE YEAR.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Partnership was reorganized from a corporation to a California limited partnership on January 8, 1985. The general partners of the Partnership are Newhall Management Limited Partnership (the "Managing General Partner") and Newhall General Partnership. Two executive officers and the Managing General Partner are the general partners of Newhall General Partnership. Newhall Management Corporation and Newhall General Partnership are the general partners of the Managing General Partner.

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

The duties and responsibilities of directors are carried out by the Board of Directors of the Managing General Partner of the Managing General Partner, Newhall Management Corporation. Each voting shareholder of Newhall Management Corporation also is a director of Newhall Management Corporation ("Corporation") and only voting shareholders may be directors of the Corporation. Every voting shareholder and director has a number of votes in all matters equal to the number of votes of every other voting shareholder and director. Upon ceasing to be a director, a shareholder may be a nonvoting shareholder for a period of time prior to the repurchase of his or her shares by the Corporation. See further discussion of the shareholders' agreement and voting trust agreement below.

The shareholder-directors of Newhall Management Corporation are as follows:

Thomas L. Lee, age 57, was appointed Chairman and Chief Executive Officer of the Corporation upon its formation in November 1990 and of the former Managing General Partner in 1989. He joined the predecessor corporation in 1970 and has served in various executive capacities. Mr. Lee was elected as a director in 1985. He is a director of Blue Shield of California and a trustee of California Institute of the Arts.

George L. Argyros, age 63, was elected a director of the Corporation in September 1995. He has been Chairman and Chief Executive Officer of Arnel & Affiliates, an investment company, since 1968. He is a director of DST Systems, Tecstar, First American Financial Corporation, Doskocil, Inc., and Rockwell International. He is a trustee of the California Institute of Technology and Chairman of the Horatio Alger Association.

Gary M. Cusumano, age 56, has been President and Chief Operating Officer of the Corporation and the former Managing General Partner since 1989 and was elected a director of the Corporation in July 1995. Mr. Cusumano is a director of Watkins-Johnson Company, Henry Mayo Newhall Memorial Hospital and Chairman of the Board of Directors of the California Chamber of Commerce.

Thomas V. McKernan, Jr., age 55, has been a director of the Corporation since September 1994. Mr. McKernan has been President and Chief Executive Officer of the Automobile Club of Southern California since 1991. He is a director of Blue Shield of California, the American Automobile Association, Payden & Rygel Mutual Funds, Forest Lawn Memorial Park, California Chamber of Commerce, Los Angeles Area Chamber of Commerce and Orthopaedic Hospital.

Henry K. Newhall, age 61, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1982. Dr. Newhall retired in August 1998 as General Manager, Technology, Oronite Additives Division of Chevron Chemical Company. He has served in various managerial and consulting positions with Chevron since 1971.

Jane Newhall, age 86, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1960. Ms. Newhall, a private investor, is a director of the Henry Mayo Newhall Foundation. She is a life trustee of Mills College, the San Francisco Theological Seminary, and the Graduate Theological Union.

Peter T. Pope, age 65, was elected a director of the Corporation in 1992. Mr. Pope has served as Chairman of Pope & Talbot, Inc. since 1990. Mr. Pope served as Chief Executive Officer of Pope & Talbot, Inc. from 1990 until his retirement in August 1999. He is a general partner of Pope Resources.

Carl E. Reichardt, age 68, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1980. Mr. Reichardt was Chairman of the Board of Directors of Wells Fargo & Company and Wells Fargo Bank, N.A., from 1983 until December 1994 and a director until April 1998. He is a director of Ford Motor Company, Columbia/HCA Healthcare Corporation, PG&E Corporation, ConAgra, Inc., McKesson HBOC, Inc. and HSBC Holdings PLC.

Thomas C. Sutton, age 57, was elected a director of the Corporation in November 1991. He has been Chairman of the Board and Chief Executive Officer of Pacific Life Insurance Company since 1990. Mr. Sutton is a director of Southern California Edison, The Irvine Company, Association of California Life Insurance Companies and Pimco Advisors. He is a trustee of the Committee for Economic Development.

Barry Lawson Williams, age 55, was elected a director of the Corporation in July 1996. Mr. Williams has been President of Williams Pacific Ventures, Inc., a venture capital consulting and business mediation firm which he founded, and a General Partner of WDG Ventures Ltd., a real estate development fund, since 1987. Mr. Williams is a director of PG&E Corporation, CH2M Hill, Ltd., Simpson Manufacturing Company, R.H. Donnelly & Co. and USA Group, Inc. He is a trustee of Northwestern Mutual Life Insurance Company.

Ezra K. Zilkha, age 74, has served as a director of the Corporation, the former Managing General Partner and the predecessor corporation, respectively, since 1977. Since 1956, Mr. Zilkha has been President of Zilkha & Sons, Inc., a private investment company. From 1991 to 1993 he was Chairman of Union Holdings, Inc., an industrial holding company. He is a director of Cambridge Associates and Heartland Technology, Inc. Mr. Zilkha is a trustee of The American Society of the French Legion of Honor, trustee emeritus of Wesleyan University and an honorary trustee of the Brookings Institution. He is Chairman of the Executive Committee of the International Center for the Disabled.

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

The Limited Partnership Agreement (the "Partnership Agreement") of the Partnership requires the General Partners to own at least one percent (1%) of the total number of Partnership units outstanding at all times. In order to meet this 1% requirement, the shareholder-directors had originally contributed Partnership units as capital to the former Managing General Partner. The determination as to how many Partnership units each shareholder-director would contribute was based upon the shareholdings of the shareholder-director in the predecessor corporation and his or her ability to contribute such Partnership units in order that the General Partners would own at least 1% of the total number of Partnership units outstanding at all times.

Messrs. Henry Newhall and Zilkha each effectively has contributed to the Managing General Partner a total of 72,000 Partnership units. Ms. Newhall effectively has contributed to the Managing General Partner a total of 71,650 Partnership units. Messrs. Lee and Cusumano each effectively has contributed 66,020 Partnership units. Messrs. Argyros, Reichardt, Pope, Sutton, McKernan and Williams each effectively has contributed to the Managing General Partner a total of 2,000 Partnership units. The Partnership units contributed to the Managing General Partner total 359,690 or 1.25% of the total number of Partnership units outstanding at February 29, 2000.

A unitholder will receive the same distributions from the Partnership with regard to his or her Partnership units regardless of whether such Partnership units are represented by limited partner interests in Newhall Management Limited Partnership or by general partner interests in Newhall Management Limited Partnership (which in turn are represented by common stock in the Corporation). All Partnership distributions and allocations to the Managing General Partner with respect to the Partnership units held by such partner will be passed on to each limited partner of the Managing General Partner or shareholder of the Corporation as distributions in proportion to the actual number of units or shares beneficially owned by such limited partner or shareholder, as the case may be.

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

The term of the voting trust is limited by law to 10 years, but a party to the voting trust will be deemed to have resigned as a director of the Corporation and will have to sell his shares, subject to repurchase by the Corporation, unless, at the times provided in the voting trust agreement, the party re-executes and renews the voting trust for the purpose of keeping it continually in effect. The voting trust agreement terminates if Newhall Management Corporation ceases to serve as a general partner of the Managing General Partner of the Partnership, or Newhall Management Limited Partnership ceases to be the Managing General Partner of the Partnership, or with respect to any individual shareholder if a shareholder no longer owns any shares.

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


EXECUTIVE OFFICERS OF THE CORPORATION
                                                                                                            DATE OF
                                                                                               AGE          OFFICE
THOMAS L. LEE                                                                                  57
 Chairman and Chief Executive Officer                                                                         07/89


GARY M. CUSUMANO                                                                               56
 President and Chief Operating Officer                                                                        07/89


THOMAS E. DIERCKMAN                                                                            51
 Senior Vice President - Commercial and Industrial, Valencia Division                                         09/94


STUART R. MORK                                                                                 47
 Senior Vice President and Chief Financial Officer                                                            01/96
 Vice President and Chief Financial Officer                                                                   01/95
 Vice President - Finance                                                                                     01/94


STEPHEN C. SCHMIDT                                                                             51
 Senior Vice President - Residential Community Development                                                    07/99
 Self-Employed Investor                                                                                  1992-07/99

DANIEL N. BRYANT                                                                               40
 Vice President - Asset Management                                                                            01/98
 Director - Asset Management                                                                                  07/96
 Director - Property Management and Leasing                                                                   12/94


JOHN R. FRYE                                                                                   55
 Vice President - Agriculture  (1)                                                                            09/85


DONALD L. KIMBALL                                                                              42
 Vice President - Finance and Controller                                                                      01/97
 Vice President - Controller                                                                                  07/94


STEVEN D. ZIMMER                                                                               55
 Vice President - Newhall Ranch Division                                                                      07/99
 Partner - Rupp, Holmberg & Zimmer                                                                       1992-07/99

The officers serve at the pleasure of the Board of Directors.

(1) Effective January 1, 2000, became a non-executive officer due to a reduction in the significance of the Company's agricultural operations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Corporation's executive officers and directors, the general partners, and persons who own more than ten percent of the Company's Partnership units, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company assists its executive officers, directors and general partners to file their Section 16(a) reports and retains a copy of the forms filed. Based upon our review of copies of the reports and on written statements from our executive officers, directors and general partners, the Company believes that all such forms were filed on a timely basis by the executive officers, directors and general partners during 1999, except that a Form 4 for Mr. Pope reporting an open market purchase of Partnership units was filed late.

ITEM 11. EXECUTIVE COMPENSATION

          The following tables set forth information as to each of the five highest paid Executive Officers and their compensation for services rendered to the Company and its subsidiaries:

                           SUMMARY COMPENSATION TABLE

                                       ----------------------------------------  -------------------------------------
                                                 Annual Compensation                       Long Term Compensation
                                       ----------------------------------------  -------------------------------------
                                                                                            Awards            Payouts
                                                                                 -------------------------- ----------
                                                                     Other       Restricted   Number of                    All
                                                                    Annual          Stock     Securities      LTIP         Other
           Name   and                                  Bonus         Comp.         Awards     Underlying    Payouts        Comp.
     Principal    Position     Year    Salary          ( 1 )         ( 2 )          ( 3 )     Options/SARs    ( 4 )        ( 5 )
---------------------------  --------  -----------   -------------  -----------  ------------ ------------- ----------  ----------
---------------------------  --------  -----------   -------------  -----------  ------------ ------------- ----------  ----------
THOMAS L. LEE                  1999     $ 440,000       $ 930,600     $ 61,425             -             -    $      -   $ 52,795
   Chairman and                1998       362,000         430,364       64,343             -             -      56,739     38,824
   Chief Executive Officer     1997       362,000         205,073       65,650             -       730,000           -     36,605

GARY M. CUSUMANO               1999       336,000         704,880       66,980             -             -           -     43,506
   President and               1998       274,000         320,078       68,365             -             -      44,130     31,240
   Chief Operating Officer     1997       274,000         155,221       68,500             -       574,000           -     28,829


THOMAS E. DIERCKMAN            1999       226,000         256,396        5,250             -             -           -     20,278
   Senior Vice President       1998       226,000         169,197        4,300             -             -      37,826     19,541
                               1997       214,000          85,522        4,300             -       367,000           -     14,764

STUART R. MORK                 1999       230,000         239,890          560             -             -           -     18,614
   Senior Vice President and   1998       230,000         154,410          425             -             -      12,609     15,580
   Chief Financial Officer     1997       200,000          85,320          350             -       367,000           -     10,139


  JOHN R. FRYE                 1999       144,000         138,723            -             -         7,500           -     10,906
    Vice President         (6) 1998       144,000          58,068            -             -         9,000      12,609     11,254
                               1997       141,000          70,000            -             -        11,000           -     10,057

-------------------------------------------------------------------------------

(1) Represents bonus accrued during the current calendar year based on earnings for such period and paid in the subsequent calendar year. A part of the 1999 bonus will be paid in partnership units in accordance with the Company's Management Unit Ownership Program as follows: Mr. Dierckman ($51,279), Mr. Mork ($97,190) and Mr. Frye ($88,723). Part of the 1998 and
     1997 bonuses were paid in partnership units as follows: Mr. Dierckman (1998
     - $58,299; 1997 - $25,522) and Mr. Mork (1998 - $54,450; 1997 - $19,905.

(2) Includes general partner fees paid to Messrs. Lee and Cusumano as general partners of Newhall General Partnership of $60,000 each, director fees of $4,000 each to Messrs. Cusumano and Dierckman as directors of a wholly-owned subsidiary and the balance are tax preparation/estate planning fees.

(3) Messrs. Lee, Cusumano, Dierckman, Mork and Frye have received 1,300, 577, 2,118, 1,332, and 400 unit rights, respectively, which entitles them to receive one partnership unit for each unit right under certain circumstances.

(4) Represents deferred cash bonus granted in July 1990 and earned as of December 31, 1998.

(5) Totals include the following: (a) Company matching contributions to the Employee Savings Plan and Savings Restoration Plan, (b) excess life insurance premiums, and (c) long-term disability insurance premiums for Messrs. Lee and Cusumano.

(6) Effective January 1, 2000, became a non-executive officer due to a reduction in the significance of the Company's agricultural operations.

                     OPTION / SAR GRANTS IN LAST FISCAL YEAR

                        --------------------------------------------------------------------
                                            Individual      Grants
                        --------------------------------------------------------------------  ------------------------------------
                                                                                                  Potential Realizable Value
                          Number of          % of Total                                           at Assumed Annual Rates
                        Securities          Options/SARs         Exercise                         of Stock Price Appreciation
                        Underlying           Granted To          Or Base                          for Option Term (3)
                         Options/SARs       Employees in          Price         Expiration    ------------------------------------
           Name            Granted          Fiscal Year         ( $ / Sh )         Date             5 %               10 %
----------------------  ---------------     -------------      -------------   -------------  ----------------- ------------------
THOMAS L. LEE                        0 (1)      ---                ---             ---              ---                ---




GARY M. CUSUMANO                     0 (1)      ---                ---             ---              ---                ---




THOMAS E. DIERCKMAN                  0 (1)      ---                ---             ---              ---                ---




STUART R. MORK                       0 (1)      ---                ---             ---              ---                ---


JOHN R. FRYE                     7,500 (2)      2.9%                $24.125        07-20-09           $113,791           $288,368

(1) Premium price options were granted in November 1997 and were in lieu of market price options for the next three years.

(2) Non-qualified options without appreciation rights granted at 100% of fair market value on the date of grant. Options are exercisable 25% at the end of each of the first four years following date of grant and expire ten years after date of grant.

(3) The final unit price at 5% compound growth is $39.30 and the final unit price at 10% compound growth is $62.57.

         AGGREGATED  OPTION / SAR  EXERCISES  IN  LAST  FISCAL  YEAR
               AND  FISCAL  YEAR-END  OPTION / SAR  VALUES


                                                        ---------------------------------
                                                                    Number of                ----------------------------------
                                                              Securities Underlying                 Value of Unexercised
                                                             Unexercised Options/SARs             In-the-Money Options/SARs
                            Shares                              at Fiscal Year-End                   at Fiscal Year-End (1)
                           Acquired                     ---------------------------------    ----------------------------------
                              On
                           Exercise        Value                               Un -                                  Un -
               Name         ( # )        Realized       Exercisable        exercisable        Exercisable        Exercisable
      ------------------ -------------  --------------   ---------------    --------------     ----------------  ----------------
      THOMAS L. LEE           ---           ---                195,700           721,250           $1,723,075          $138,125


      GARY M. CUSUMANO        ---           ---                150,750           567,000            1,336,375           110,500


      THOMAS E. DIERCKMAN     ---           ---                101,500           362,000              846,094            77,844


      STUART R. MORK          ---           ---                 78,500           362,000              790,344            77,844

      JOHN R. FYE             ---           ---                 65,750            22,250              605,156            74,344
                           ----------  --------------   ---------------    --------------     ----------------  ----------------


               Total           ---           ---                592,200         2,034,500           $5,301,044          $478,657
                           ===========  ==============   ===============    ==============     ================  ================

      ----------------------------------------------------------------------------------------------------------------------------

(1) Based on the difference in the unit price of $27.00 at December 31, 1999, and the exercise price of the underlying options.

EMPLOYEE BENEFIT PLANS

         The following are descriptions of the principal employee benefit plans of the Company.

RETIREMENT PLANS

Under the Retirement Plan, participants' benefits are calculated as 40.5% of the average annual compensation, including salary and bonus, of the highest five calendar years of the preceding ten years up to Social Security covered compensation, plus 60% of the average annual compensation in excess of covered compensation, reduced pro rata for years of service less than 30. Benefits which accumulate after January 1, 1997 are calculated at 32.4% of the social security wage base and 48% of the excess over covered compensation. Under the Pension Restoration Plan, the Company will pay any difference between the ERISA and Internal Revenue Code maximum amount payable under the Retirement Plan and the amount otherwise payable, including amounts restricted by the compensation limit.

The following table reflects the estimated annual benefits paid as a single life annuity upon retirement at age 65 under the Retirement Plan and Pension Restoration Plan at various assumed compensation ranges and credited years of service:

                                                                  YEARS OF SERVICE
    COMPENSATION                   10                         20                        30                        40
    ------------              ------------               ------------              ------------              -------------
       $125,000                 $ 23,000                   $ 46,000                   $ 69,000                 $ 69,000
        200,000                   38,000                     76,000                    114,000                  114,000
        275,000                   53,000                    106,000                    159,000                  159,000
        350,000                   68,000                    136,000                    204,000                  204,000
        425,000                   83,000                    166,000                    249,000                  249,000
        450,000                   88,000                    176,000                    264,000                  264,000
        500,000                   98,000                    196,000                    294,000                  294,000
        550,000                  108,000                    216,000                    324,000                  324,000
        600,000                  118,000                    236,000                    354,000                  354,000

Credited years of service as of December 31, 1999 (to the nearest whole year) and average annual compensation for the highest five years of the last ten years are as follows: 29 years and $625,000 for Mr. Lee; 30 years and $485,000 for Mr. Cusumano; 12 years and $285,000 for Mr. Mork; 17 years and $305,000 for Mr. Dierckman; and 29 years and $180,000 for Mr.
Frye.

CHANGE IN CONTROL SEVERANCE PROGRAM

The Partnership has entered into severance agreements with each of the Executive Officers named in the Summary Compensation Table, which agreements provide benefits in the event of a "change of control." Under the provisions of the severance agreements, a "change of control" is deemed to have occurred when (i) any "person" (other than a trustee or similar person holding securities under an employee benefit plan of the Partnership, or an entity owned by the unitholders in substantially the same proportions as their ownership of units) becomes the beneficial owner of 25% or more of the total voting power represented by the Partnership's then outstanding voting securities, (ii) Newhall Management Corporation is removed as Managing General Partner of the Managing General Partner, or (iii) the holders of the voting securities of the Partnership approve a merger or consolidation of the Partnership with any other entity, other than a merger or consolidation which would result in the voting securities of the Partnership outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 75% of the total voting power represented by the voting securities of the Partnership or such surviving entity outstanding immediately after such merger or consolidation, or (iv) a plan of complete liquidation of the Partnership is adopted or the holders of the voting securities of the Partnership approve an agreement for the sale or disposition by the Partnership (in one transaction or a series of transactions) of all or substantially all the Partnership's assets. Entitlement to benefits arises if, within two years following a change in control, the executive officer's employment is terminated or if he or she elects to terminate his or her employment following action by the Partnership which results in (i) a reduction in salary or other benefits, (ii) change in location of employment (iii) a change in position, duties, responsibilities or status inconsistent with the executive officer's prior position or a reduction in responsibilities, duties, or offices as in effect immediately before the change in control, or (iv) the failure of the Partnership to obtain express assumption by any successor of the Partnership's obligations under the severance agreement.

Benefits payable under the agreements to Messrs. Lee and Cusumano consist of (i) payment in a single lump sum equal to base salary and general partners fees for three years, (ii) payment in a single lump sum of three times the average bonus payments for the two fiscal years preceding the change in control, (iii) continuation of participation in insurance and certain other fringe benefits for three years, (iv) immediate vesting of deferred compensation, nonqualified retirement benefits, options and other unit-based rights, (v) a retirement benefit equivalent to the additional benefits that would have accrued under retirement plans if employment had continued for two years, and (vi) reduction of required service for full retirement benefits from 30 years to 20 years through a non-qualified arrangement. The benefits payable to Messrs. Dierckman and Mork are the same as for Messrs. Lee and Cusumano except that base salary, bonus and fringe benefits would be paid for two years and the retirement benefit for one year. Certain vice presidents who entered into a severance agreement would receive base salary, bonus and fringe benefits for one year. Benefits payable under the agreements are in lieu of any severance benefits under the Partnership's general severance policy. The agreements are not contingent upon the executive officers actively seeking other employment, but provide for offset of fringe benefits provided by a new employer.

COMPENSATION OF THE DIRECTORS

The Partnership Agreement provides that the compensation of the general partners and their partners, directors, officers and employees shall be determined by the Managing General Partner. Both the compensation committee and the nominating committee of the Board of Directors of Newhall Management Corporation, the Managing General Partner of Newhall Management Limited Partnership, have been granted authority by the Board of Directors to determine certain compensation issues. Non-employee members of the Board receive an annual retainer fee of $24,000 for serving on the Board, $2,000 for serving on the Audit Committee and $1,000 for serving on any other committee of the Board. In addition, non-employee directors receive a fee of $1,000 for attending each meeting of the Board or committee of which they are a member. Committee chairpersons receive a fee of $500 in addition to the regular meeting fee for each committee meeting they conduct. Employees serving on the Board of Directors do not receive directors' fees. Directors' compensation may be deferred until separation from the Board. Deferred amounts earn interest at the Wells Fargo Bank prime rate. Members of the Board of Directors will also receive reimbursement for travel and other expenses related to attendance at meetings of the Board of Directors and of the committees. In addition, the Partnership Agreement requires the Partnership to reimburse the Managing General Partner for any federal or California income taxes imposed upon the Managing General Partner or its Managing General Partner as a result of its activities as Managing General Partner. Under the terms of the 1995 Option/Award plan adopted by the Board of Directors on January 18, 1995, each non-employee Board member may elect to have all or any portion of the annual retainer fees paid in Partnership units or, as amended on July 15, 1998, in options thereon instead of cash.

The 1995 Option/Award Plan also provides each non-employee director serving on the Board on January 18, 1995, and each newly elected or appointed non-employee director, with a non-statutory option ("Automatic Option") to purchase 1,500 depositary units. On the third Wednesday of July of each year that occurs after January 18, 1995, each continuing non-employee director will automatically receive an Automatic Option to purchase 500 Partnership units. Each Automatic Option vests immediately and has a term of 10 years. Generally, the non-employee director may exercise his or her option for a period of 3 months after termination of service as a non-employee director for any reason other than death or "retirement," 12 months after the date of death and 36 months after the date of "retirement." "Retirement" means the first day the non-employee director ceases to serve as a non-employee director after serving as a non-employee director for at least five years.

In addition, non-employee directors automatically receive 500 unit rights on the third Wednesday of July of each year pursuant to the terms of the Deferred Equity Compensation Plan for Outside Directors which was adopted effective November 1, 1996. Unit rights entitle a director to receive an equal number of Partnership units upon separation from the Board of Directors for any reason.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

In June 1994, Valencia Water Company, a wholly-owned subsidiary of the Company, borrowed $11 million from Pacific Life Insurance Company at a rate of 8% per annum. The terms of the loan require semi-annual interest payments with principal due at maturity. In addition, the Company has acquired two life insurance policies for its two senior officers with face amounts of approximately $1.5 million each from Pacific Life. Thomas C. Sutton, a director of the Corporation, is Chairman of the Board and Chief Executive Officer of Pacific Life Insurance Company.

All of the foregoing transactions are at rates and terms comparable to those of similar transactions with unrelated parties.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
OF NEWHALL MANAGEMENT CORPORATION

COMPENSATION COMMITTEE CHARTER

The Compensation Committee, which is comprised entirely of independent directors, evaluates the performance of the Chief Executive Officer, determines or approves compensation of all executive officers of the Company and reviews management development issues. It has regularly scheduled meetings two times a year, and meets at other times as appropriate. During 1999, the Committee met three (3) times.

SENIOR MANAGEMENT COMPENSATION PHILOSOPHY

The Company believes its success is greatly influenced by the caliber of its employees. The Company's compensation program for senior management is designed to attract, motivate and retain a highly skilled, professional and dedicated work force. In this regard, the Company's senior management compensation program consists of:

- Base salary compensation tied to prevailing real estate industry compensation practices.

- Annual merit and incentive pay compensation (bonuses) primarily related to the Company's and the manager's performance for the previous fiscal year.

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

BASE SALARY COMPENSATION

The base salary for each executive officer is determined on the basis of an evaluation of the responsibilities of each position compared to other positions in the Company and to base salary levels in effect for comparable positions at the Company's principal competitors for executive talent. In addition, the qualifications of the executive officer, including training and experience, is considered in determining base salary. Salaries are reviewed and adjustments to each executive officer's base salary, if any, are made every two or three years. External salary data provided to the Committee by an independent compensation survey firm indicate that salaries for 1999 were generally at or below the median level.

ANNUAL MERIT AND INCENTIVE COMPENSATION (BONUSES)

Annual bonuses under the Company's Executive Incentive Plan adopted by the Board of Directors are earned by each executive officer on the basis of the Company's earnings, division performance and/or the attainment of individual goals in the previous fiscal year. Target earnings for the Company and each division and individual goals are developed at the beginning of the year. Target bonuses are determined as percentages of base salaries for each management group based upon ability to influence the success of the Company and are generally set to produce bonuses comparable to other real estate companies over a period of time. The bonuses earned are then calculated at the end of the year using the target percentages, increased or decreased by multiples which give effect to the earnings achieved and individual goals accomplished. The multiple results in the bonus percentage attributable to Company earnings being increased at twice the percentage by which actual earnings exceed targeted earnings and reduced at three times the percentage by which actual earnings are less than targeted earnings. There are no bonuses for this component of the formula if earnings are less than 75% of target. The aggregate amount of such incentive bonuses may not exceed 7% of the Company's net income after deducting the incentive awards. The target bonuses (except for Mr. Lee's bonus) are recommended by the Company's Chief Executive Officer, Mr. Lee, and approved by the Compensation Committee and the Board of Directors.

Beginning in 1996, senior executives are paid 50% of the excess of their current year's bonus over the 1995 bonus in Partnership units until they reach their unit ownership guidelines described below. Additionally, any manager may elect to receive all or any part of his or her annual bonus in Partnership units and to defer receipt of such partnership units for up to five (5) years.

The total of the bonuses paid for 1999 was $5.164 million (or 5.7% of 1999 income after deducting bonuses), versus $3.237 million in 1998 (or 5.0% of income after deducting bonuses), a 59.5% increase from 1998 to 1999. The increase in bonuses for 1999 recognizes the record revenues, earnings and per unit appraised value of the Company's assets achieved in 1999. Revenues increased 6% and earnings improved 41% compared to 1998. Appraised value per unit increased 10.5% from 1998 per unit appraised value.

LONG-TERM INCENTIVE COMPENSATION

The Committee endorses the view that equity ownership of the Company aligns management's and unitholders' interests and thereby enhances unitholders' value. The equity component of compensation includes unit options, appreciation rights, restricted units, unit rights and bonuses paid in Partnership units (described above) under the Company's 1995 Option/Award Plan. Option awards are generally made at mid-year to key management personnel who are in positions to make substantial contributions to the long-term success of the Company. These awards vest and are expected to grow in value over time and for that reason represent compensation which is attributable to service over a period of up to ten years. This focuses attention on managing the Company from the perspective of an owner with an equity stake in the business.

The size of the unit options granted to each executive officer is based on the aggregate exercise price. Generally it is set at a multiple of salary which the Committee deems appropriate in order to create a meaningful opportunity for ownership based upon the individual's current position with the Company. The unit options granted also take into account comparable awards to individuals in similar positions in the industry, as reflected in external surveys, and the individual's potential for future responsibility and promotion over the option term.

There were no appreciation rights or restricted units granted during the year. In 1994 the Company adopted unit ownership guidelines for management. The guidelines encourage managers to own units having a market value of at least 50% of base salary. As an inducement to purchase Partnership units the Company offers one unit right for every five units purchased. A unit right entitles the recipient to receive one Partnership unit for each unit right. Unit rights vest at the rate of twenty percent a year over a five year period.

In November 1997, a special grant of premium price options was made to the top executive officers of the Company to provide additional incentive for them to deliver near-term, substantial price growth in the outstanding Partnership units and to enhance their incentive compensation to be more comparable with that of publicly-traded real estate companies. The options were granted in two tranches, both of which are exercisable in three years provided certain price performance objectives are met. The first tranche vests if within two years the market price of the Partnership's outstanding Partnership units increases by 25% and the second tranche vests if within three years the market price increases 33 1/3 %. Alternatively, the options will vest if during the applicable period the total return on an outstanding Partnership unit equals or exceeds the 75th percentile of a peer group of other publicly-traded real estate companies. The market price increased 25% and the first tranche vested during 1998. A prorated portion of vested options will be exercisable upon death, disability or retirement within three years. The options are forfeited if neither of the price performance goals is met. The premium price options expire five years following their grant date. The premium price options were frontloaded so the executive officers will not receive any other options for the subsequent three years.

CHIEF EXECUTIVE OFFICER COMPENSATION

Mr. Lee's base salary was $440,000 in 1999. In addition, he was paid general partners fees of $60,000 for managing Newhall General Partnership, a general partner of the Company, and a bonus for 1999 of $930,600 for total cash compensation of $1,430,600. A study by a compensation consulting firm during 1998 indicated that Mr. Lee's cash and total direct compensation (short-term cash plus long-term incentive) were both below the medians of the chief executive officers of a peer group of companies with similar revenues, market capitalization and business focus. Consequently, in January 1999, the Compensation Committee elected to increase Mr. Lee's compensation to align more of his total direct compensation with the interests of the Company's owners. In addition to the compensation consulting firm data, the Committee considered Mr. Lee's performance. During 1998 Mr. Lee's efforts led to tentative Los Angeles County Board of Supervisors' approval of Newhall Ranch, the largest single new development in the history of Los Angeles County, for which the Board of Supervisors gave final approval in 1999. In addition, the Board of Supervisors provided final approval of the Company's Westridge golf course community. Moreover, Mr. Lee's efforts let to record high revenues and net income for both 1998 and 1999. Income for 1999 increased 41% to $90.4 million from $64.1 million in 1998, which increased 44% from 1997 earnings of $44.5 million.

Mr. Lee's bonus for 1999 of $930,600, versus $430,364 for 1998, equals his target bonus of 94% of his salary plus 98%, twice the percentage by which net income per unit exceeded target, pursuant to the Company's Executive Incentive Plan (see description of Annual Merit and Incentive Compensation (Bonus) Plan on page 51). The amount of the bonus earned was based entirely upon Company earnings.

In 1997 Mr. Lee received 700,000 premium price options in lieu of annual grants as described above. The benefits of these unit options, as well as previously granted market price options, are expected to be realized over the next three to seven years during which Mr. Lee's emphasis on strategic planning is expected to yield benefits to the Company's investors.

SECTION 162 LIMIT

Section 162(m) of the Internal Revenue Code limits federal income tax deductions for compensation paid to the Chief Executive Officer and other highly compensated officers of a public company to $1 million per year, but contains an exception for performance-based compensation that satisfies certain conditions. The Company has been advised that Section 162(m) does not apply to limited partnerships such as the Company.

Compensation Committee of the Board of Directors of Newhall Management
Corporation:

         Peter T. Pope (Chairman)
         Thomas V. McKernan, Jr.
         Carl E. Reichardt
         Thomas C. Sutton
         Barry Lawson Williams

The preceding Compensation Committee Report and the following Stock Price Performance graphs shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

                      THE NEWHALL LAND AND FARMING COMPANY
                           STOCK PERFORMANCE ANALYSIS


                            FIVE-YEAR TOTAL RETURN


                                                                                       5 YEAR
                                                                                        TOTAL
                       1994       1995       1996       1997       1998       1999      RETURN
                     --------   --------   --------   --------   --------   --------   --------
NHL                   100.00     144.20     146.64     266.74     235.56     244.62     144.62%
S&P 500               100.00     137.50     169.40     225.91     290.30     351.26     251.26%
WRESI*                100.00     122.70     167.82     201.28     157.44     145.90      45.90%



                             TEN-YEAR TOTAL RETURN



                                                                                                               10 Year
         1989     1990     1991      1992      1993     1994     1995     1996     1997     1998     1999    Total Return
         ----     ----     ----      ----      ----     ----     ----     ----     ----     ----     ----    ------------
NHL      100      55.02     69.05     53.06     61.19    47.69    68.77    69.94   127.21   112.35   116.67    16.67%
S&P 500  100      96.81    126.37    136.22    149.93   152.03   209.04   257.53   343.44   441.33   534.00   434.00%
WRESI*   100      51.47     58.29     52.58     62.81    59.29    72.75    99.50   119.34    93.35    86.51   -13.49%



Assumes $100 invested on December 31, 1994 for the 5-year graph and December 31, 1989 for the 10-year graph. Total return includes reinvestment of dividends.

* As of 9/30/1999 the Wilshire Real Estate Securities Index consists of the following real estate operating companies: Catellus Development Corporation, Extended Stay America, Homestead Valley Properties, Lodgian Inc., The Newhall Land and Farming Company, Prime Hospitality Co., Starwood Hotels & Resorts, Trizec Hahn Corp. and Wyndham International Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

DIRECTORS AND OFFICERS

The following table sets forth the number of units beneficially owned by each director of Newhall Management Corporation, each of the Company's five highest paid executive officers, and all directors and officers as a group as of February 29, 2000.

                                                             AMOUNT AND NATURE                  PERCENT
    NAME                                                 OF BENEFICIAL OWNERSHIP               OF CLASS(%)
----------------                                   --------------------------------            -----------
George L. Argyros                                     114,266           (1) (2) (3)                *
Gary M. Cusumano                                      279,504           (1) (2) (4)                *
Thomas E. Dierckman                                   123,716           (2) (4) (5)                *
John R. Frye                                          102,672               (2) (4)                *
Thomas L. Lee                                         296,252       (1) (2) (4) (5)             1.02
Thomas V. McKernan, Jr.                                17,881           (1) (2) (3)                *
Stuart R. Mork                                         92,193           (2) (4) (5)                *
Henry K. Newhall                                      320,872       (1) (2) (3) (6)             1.12
Jane Newhall                                          615,460           (1) (2) (3)             2.14
Peter T. Pope                                          22,943           (1) (2) (3)                *
Carl E. Reichardt                                      95,598       (1) (2) (3) (7)                *
Thomas C. Sutton                                       18,772       (1) (2) (3) (8)                *
Barry Lawson Williams                                   9,085           (1) (2) (3)                *
Ezra K. Zilkha                                      1,231,870       (1) (2) (3) (9)             4.28
All directors and officers
  as a group (23 persons)                           3,449,040       (10)                       11.67%
----------

* Represents less than 1% of the securities outstanding.

 (1) Includes 72,000 units each for Messrs. Henry K. Newhall and Zilkha, 71,650 units for Ms. Jane Newhall, 2,000 units each for Messrs. Argyros, McKernan, Pope, Reichardt, Sutton and Williams which are held by the Managing General Partner. Includes 66,000 units held by the Managing General Partner and 20 units contributed to Newhall General Partnership by each of Messrs. Cusumano and Lee. Of the total of 359,690 units held by the Managing General Partner beneficially for the directors, 20 units have been contributed to Newhall General Partnership, and of those 20 units, 10 units have been contributed back to the Managing General Partner by Newhall General Partnership. See
         Item 10 of this Annual Report on Form 10-K for information on a shareholders' agreement, voting trust agreement and limited partnership agreement relating to these units.

 (2) Includes the following number of units subject to options that are exercisable within 60 days of February 29, 2000: 3,500 for Mr. Argyros; 150,750 units for Mr. Cusumano; 101,500 for Mr. Dierckman; 65,750 for Mr. Frye; 195,700 for Mr. Lee; 6,632 units for Mr. McKernan; 78,500 for Mr. Mork; 7,966 for Mr. Pope; 3,365 for Mr. Williams; and 4,000 each for Ms. Newhall and Messrs. Newhall, Reichardt, Sutton and Zilkha.

 (3) Includes the following number of units subject to unit rights pursuant to the Deferred Equity Compensation Plan for Outside Directors, which units are distributable upon separation from the Board of Directors:
         2,093 units for Mr. Argyros; 2,249 for Mr. McKernan; 6,281 for Mr. Newhall; 12,110 for Ms. Newhall; 4,751 for Mr. Pope; 10,298 for Mr. Reichardt; 3,382 for Mr. Sutton; 1,548 for Mr. Williams and 15,270 for Mr. Zilkha.

 (4) Includes the following number of units subject to unit rights under certain circumstances pursuant to the 1995 Option/Award Plan: 577 for Mr. Cusumano; 8,712 for Mr. Dierckman; 5,692 for Mr. Frye; 3,101 for Mr. Lee; and 9,342 for Mr. Mork.

(5) Includes the following number of units held by the Company's Employee Savings Plan on behalf of the respective officer: 2,564 for Mr. Dierckman; 1,744 for Mr. Lee; and 2,499 for Mr. Mork.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT (continued)

 (6) The Partnership is advised that Henry K. Newhall has sole voting and investment power as to 80,871 units, of which 70,616 units are held by a trust for which he is the trustee and beneficiary. Voting and investment power is shared with others as to 167,975 units held by certain trusts of which he disclaims beneficial ownership.

 (7) Includes 2,000 units held by trusts for which Mr. Reichardt has sole voting and investment power as the trustee and for which he disclaims beneficial ownership.

 (8) The Partnership is advised that Mr. Sutton has sole voting and investment power as to 9,390 units held by a trust for which he is a trustee.

 (9) Includes 230,600 units held by Zilkha & Sons, Inc. for which the Partnership is advised that Mr. Zilkha has sole voting and investment power, and 70,000 units held by Mr. Zilkha's wife for which he disclaims beneficial ownership.

(10) Includes 714,563 units subject to options that are exercisable within 60 days from February 29, 2000 pursuant to the Partnership's 1995 Option/Award Plan; and 100,329 units subject to unit rights pursuant to the Partnership's Deferred Equity Compensation Plan for Outside Directors and the 1995 Option/Award Plan.

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

CERTAIN UNITHOLDER

The following table sets forth information about an unitholder that beneficially owns more than 5% of outstanding Partnership units as of December 31, 1999.

                                          NUMBER OF UNITS            PERCENT
 NAME  AND  ADDRESS                     BENEFICIALLY OWNED           OF CLASS
-----------------------------           ------------------          ---------
State Farm Mutual Automobile                3,400,758                  11.83%
  Insurance Company*
One State Farm Plaza
Bloomington, Illinois 61710-0001

---------
*Information is based upon a Schedule 13G (Amendment 14) dated February 3, 2000. State Farm Mutual Automobile Insurance Company has disclosed it has sole voting and investment power over all of the units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 1999, the Company entered into consulting agreements with James M. Harter, who resigned as Senior Vice President of the Corporation effective April 30, 1999, to pursue personal interests. During his employment, Mr. Harter was the executive responsible for the Company's Newhall Ranch and Valencia Westridge developments. The consulting agreements provide for Mr. Harter's assistance with briefing and trial preparation for the pending lawsuits involving the Newhall Ranch and Valencia Westridge developments. (Please refer to the "Community Development" section of ITEM 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a description of the developments and lawsuits.) Effective September 1999, Mr. Harter also entered into an agreement to provide management consulting services to a Company affiliate. During 1999, the Company paid $83,662 to Mr. Harter pursuant to the terms of the agreements. For additional related party information see the section entitled "Compensation Committee Interlocks and Insider Participation" under ITEM 11 - "EXECUTIVE COMPENSATION."

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

        (b) First Amendment to Limited Partnership Agreement of The Newhall Land and Farming Company (a California Limited Partnership) incorporated by reference to Exhibit 3(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, (File Number 1-7585).

       4 Depositary Receipt for Units of Interest, The Newhall Land and Farming Company (a California Limited Partnership) incorporated by reference to Exhibit 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1990, (File Number 1-7585).

    * 10(a)       The Newhall Land and Farming Company 1995 Option/Award
                  Plan incorporated by reference to the Company's Registration Statement on Form S-8 (File Number 33-58171) dated March 22, 1995.

     *  (b)       Newhall Executive Incentive Plan (as amended July 11, 1990).

     *  (c)       The Newhall Land and Farming Company Employee Savings Plan
                  incorporated by reference to the Company's Registration
                  Statement on Form S-8 (File Number 33-53769) dated May 24,
                  1994.

     *  (d)       The Newhall Land and Farming Company Retirement Plan
                  Restatement, Amendments No. 1 through 5, incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, (File Number
                  1-7585).

     *  (e)       Form of Severance Agreements incorporated by reference to
                  Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File Number 1-7585).

     *  (f)       The Newhall Land and Farming Company Supplemental
                  Executive Retirement Plan (Restated effective January 15,
                  1992) incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1991, (File Number 1-7585).

     *  (g)       The Newhall Land and Farming Company Senior Management
                  Survivor Income Plan incorporated by reference to Exhibit
                  10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, (File Number 1-7585).

        (h) Form of Indemnification Agreement between the Partnership and its General Partners and the general partners, partners, shareholders, officers and directors of its General Partners, or of the Managing General Partner of the Managing General Partner, as amended, incorporated by reference to Exhibit 28(g) to the Company's report on Form 8-K filed December 11, 1990, (File Number 1-7585).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)


        (i) Tax Payment and Tax Benefit Reimbursement Agreement incorporated by reference to Exhibit 28(f) to the Company's report on Form 8-K filed December 11, 1990, (File Number 1-7585).

     *  (j)       The Newhall Land and Farming Company Deferred Cash Bonus
                  Plan incorporated by reference to Exhibit 10(l) of the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1990, (File Number 1-7585).

     *  (k)       Form of award issued under The Newhall Land and Farming
                  Company Deferred Cash Bonus Plan incorporated by reference to
                  Exhibit 10(m) of the Company's Annual Report on Form 10-K for the year ended December 31, 1990, (File Number 1-7585).

     *  (l)       The Newhall Land and Farming Company Employee Savings
                  Restoration Plan As Amended Effective January 1, 1999, incorporated by reference to Exhibit 10(d) of the Company's
                  Report on Form 10-Q for the quarter ended September 30, 1998,
                  (File Number 1-7585).

     *  (m)       The Newhall Land and Farming Company Pension Restoration
                  Plan (As amended through July 15, 1998) incorporated by reference to Exhibit 10(c) of the Company's Report on Form
                  10-Q for the quarter ended September 30, 1998, (File Number
                  1-7585).

        (n) Trust Agreement dated January 15, 1992 between the Partnership and Newhall Management Corporation incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, (File Number 1-7585).

        (o) The Newhall Land and Farming Company Employee Unit Purchase Plan incorporated by reference to the Company's Registration Statement on Form S-8 dated May 24, 1994, (File Number 33-53767).

     *  (p)       Amendment No. 1 to The Newhall Land and Farming Company
                  Retirement Plan incorporated by reference to Exhibit 10(r) of the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1994, (File Number 1-7585).

        (q) The Newhall Land and Farming Company Deferred Equity and Compensation Plan for Outside Directors incorporated by reference to the Company's Registration Statement on Form S-8 dated November 1, 1996, (File Number 333-15303).

     *  (r)       Amendment No. 2 to The Newhall Land and Farming Company
                  Retirement Plan dated August 1, 1996 incorporated by reference to Exhibit 10(r) the Company's Annual Report on Form 10-K for the year ended December 31, 1996, (File Number 1-7585).

     *  (s)       Amendment No. 3 to The Newhall Land and Farming Company
                  Retirement Plan dated July 15, 1998, incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q for the quarter ended September 30, 1998, (File Number 1-7585).

     *  (t)       Amendment No. 1 to The Newhall Land and Farming
                  Supplemental Executive Retirement Plan dated January 15, 1997 incorporated by reference to Exhibit 10(t) of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1996, (File Number 1-7585).

     *  (u)       First Amendment to The Newhall Land and Farming Company
                  1995 Option/Award Plan dated November 19, 1997 incorporated by reference to Exhibit 10(v) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, (File Number
                  1-7585).

     *  (v)       Form of award for premium price options granted under The
                  Newhall Land and Farming Company 1995 Option/Award Plan incorporated by reference to Exhibit 10(w) of the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1997, (File Number 1-7585).

     *  (w)       Amendment No. 2 to The Newhall Land and Farming Company
                  Savings Plan dated July 15, 1998, incorporated by reference to
                  Exhibit 10(b) the Company's Report on Form 10-Q for the quarter ended September 30, 1998, (File Number 1-7585).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)


        (x) Valencia Marketplace Purchase and Sale Agreement dated January 7, 1998 and subsequent First, Second, Third and Fourth Amendments incorporated by reference to Exhibit 10 the Company's Report on Form 10-Q for the quarter ended March 31, 1998, (File Number 1-7585).

        (y) Fifth Amendment dated May 29, 1998 to the Valencia Marketplace Purchase and Sale Agreement incorporated by reference to the Company's Report on Form 8-K filed June 19, 1998, (File Number 1-7585).

     *  (z)       Amendment Number One Effective January 1, 1999 to Newhall
                  Executive Incentive Plan (as amended July 11, 1990) incorporated by reference to Exhibit 10 of the Company's
                  Report on Form 10-Q for the quarter ended March 31, 1999,
                  (File Number 1-7585).

     *  (aa)      Amendment No. 4 to the Newhall Land and Farming Company
                  Retirement Plan dated July 21, 1999 incorporated by reference to Exhibit 10 of the Company's Report on Form 10-Q for the quarter ended June 30, 1999, (File Number 1-7585).

     *  (ab)      Second Amendment to The Newhall Land and Farming Company
                  1995 Option/Award Plan adopted as of July 15, 1998 incorporated by reference to Exhibit 10(a) of the Company's
                  Report on Form 10-Q for the quarter ended June 30, 1999, (File
                  Number 1-7585).

         11       Computation of earnings per unit

         21       Subsidiaries of the Registrant

         23       Independent Auditors' Consent

         27 Financial Data Schedule (Filed only with the Securities and Exchange Commission)

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

    * The items marked above constitute Executive Compensation Plans and Arrangements.


(b) The following report on Form 8-K was filed in the fourth quarter ended December 31, 1999.


         Item Reported                                                                  Date of Report
         -------------                                                                  --------------
         A news release issued by the Company on December 16, 1999                     December 16, 1999
         concerning unexpected earnings in 1999, the close of escrow on the sale of the Suey Ranch, an update on its unit repurchase program and its continuing to publish year-end property appraisals.


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

                                 THE NEWHALL LAND AND FARMING COMPANY
                                   (A California Limited Partnership)
                                   ----------------------------------
                                               Registrant

                                 By      Newhall Management Limited Partnership,
                                          Managing General Partner

                                 By      Newhall Management Corporation,
                                          Managing General Partner


Date:  March 15, 2000            By        /s/ THOMAS L. LEE
                                         -----------------------
                                         Thomas L. Lee
                                         Chairman and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  March 15, 2000            /s/ THOMAS L. LEE
                               -----------------------
                               Thomas L. Lee
                               Chairman and Chief Executive Officer
                               Newhall Management Corporation
                               (Principal Executive Officer)


Date:  March 15, 2000            /s/ STUART R. MORK
                               -----------------------
                               Stuart R. Mork
                               Senior Vice President and Chief Financial Officer Newhall Management Corporation
                               (Principal Financial Officer)


Date:  March 15, 2000           /s/ DONALD L. KIMBALL
                               -----------------------
                               Donald L. Kimball
                               Vice President - Finance and Controller
                               Newhall Management Corporation
                               (Principal Accounting Officer)

Directors of Newhall Management Corporation:


Date:  March 15, 2000                     /s/ GEORGE L. ARGYROS
                                         -----------------------
                                         George L. Argyros


Date:  March 15, 2000                     /s/ GARY M. CUSUMANO
                                         -----------------------
                                         Gary M. Cusumano


Date:  March 15, 2000                     /s/ THOMAS L. LEE
                                         -----------------------
                                         Thomas L. Lee


Date:  March 15, 2000                     /s/ THOMAS V. MCKERNAN, JR.
                                         ----------------------------
                                         Thomas V. McKernan, Jr.


Date:  March 15, 2000                     /s/ HENRY K. NEWHALL
                                         -----------------------
                                         Henry K. Newhall


Date:  March 15, 2000                     /s/ JANE NEWHALL
                                         -----------------------
                                         Jane Newhall


Date:  March 15, 2000                     /s/ PETER T. POPE
                                         -----------------------
                                         Peter T. Pope


Date:  March 15, 2000                     /s/ CARL E. REICHARDT
                                         -----------------------
                                         Carl E. Reichardt


Date:  March 15, 2000                     /s/ THOMAS C. SUTTON
                                         -----------------------
                                         Thomas C. Sutton


Date:  March 15, 2000                     /s/ BARRY LAWSON WILLIAMS
                                         --------------------------
                                         Barry Lawson Williams


Date:  March 15, 2000                     /s/ EZRA K. ZILKHA
                                         -----------------------
                                         Ezra K. Zilkha

                      THE NEWHALL LAND AND FARMING COMPANY
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (Dollars in thousands)


                                                   Initial Cost of Development
                                                  ------------------------------         Costs
                                                                                      Capitalized
                                   Encum-                        Buildings and        Subsequent
DESCRIPTION                       brances            Land        Improvements        to Completion
-----------                      -----------      ------------  ----------------    ----------------
OPERATING PROPERTIES
APARTMENTS
Northglen                           (A)                 $ 744          $ 12,797               $ (85)
Portofino                           (A)                 2,031            13,656                   4
SkyCrest                            (A)                 3,661            18,620                   -
Montecito                                               3,082            19,206                   -

SHOPPING CENTERS
Valencia Town Center                 50,583  (C)       22,136            41,425                (682)
Valencia Town Center - Ring Road             (C)          804            14,443                   -
River Oaks                          (B)                 2,354             5,302                 619
NorthPark Village Square            (B)                 2,701             7,398                   -
Castaic Village                              (C)        5,384             6,319                   5

HOTELS
Valencia Hilton Garden Inn (D)                              -                 -                   -
Hyatt Valencia Hotel and
  Conference Center                                     2,131            37,497                   -

OFFICE AND MIXED USE PROJECTS
Town Center Office Building                  (C)        1,547             7,474               1,438
City Center Office Building                  (C)        2,614             4,192               1,426
Six Story Office Building                    (C)        4,028            13,826                   -
Plaza del Rancho                             (C)        1,457             4,621                 (50)
Town Center Plaza                                         636             5,399                   -
Valencia Entertainment Center                (C)            -            19,600                   -


SINGLE TENANT FACILITIES
Office/Records Storage                                    569             2,151                   -
Retail Store - Trader Joe's                               269               546                   -
Spectrum Health Club                         (C)        1,000             6,156                  78
Restaurant - El Torito                                    248               802                   -
Restaurant - Hamburger Hamlet                             459               661                   -
Restaurant - Red Lobster                                  134                 -                   -
Restaurant - Wendy's                                       91               300                   -

OTHER PROPERTIES AND LAND
UNDER LEASE                                  (G)        2,466            14,400                 (25)
-----------
                                                  ------------  ----------------    ----------------
TOTAL OPERATING PROPERTIES                             60,546           256,791               2,728
                                                  ------------  ----------------    ----------------
PROPERTIES UNDER DEVELOPMENT

Princess Expansion Building                                 -             2,178                   -
Town Center Office Building 2                               -             2,567                   -
Preconstruction costs - various
 other projects                                             -             4,159                   -
                                                  ------------  ----------------    ----------------
TOTAL PROPERTIES UNDER
  DEVELOPMENT                                               -             8,904                   -
                                                  ------------  ----------------    ----------------
T O T A L                                             $60,546         $ 265,695             $ 2,728
                                                  ============  ================    ================


                                       Gross Amount at Which Carried
                                          at December 31, 1999 (E)
                                   --------------------------------------------                           Year
                                                 Buildings and                      Accumulated        Completed /      Depreciable
DESCRIPTION                           Land        Improvements       Total          Depreciation         Acquired          Lives
-----------                        ------------  ---------------  -------------     -------------     ---------------   ------------
OPERATING PROPERTIES
APARTMENTS
Northglen                                $ 744         $ 12,712       $ 13,456          $ (6,566)               1988        (F)
Portofino                                2,031           13,660         15,691            (6,668)               1989        (F)
SkyCrest                                 3,661           18,620         22,281            (3,494)               1997        (F)
Montecito                                3,082           19,206         22,288              (506)               1999        (F)

SHOPPING CENTERS
Valencia Town Center                    22,136           40,743         62,879           (13,312)               1992        (F)
Valencia Town Center - Ring Road           804           14,443         15,247              (713)               1998        (F)
River Oaks                               2,354            5,921          8,275            (2,437)               1987        (F)
NorthPark Village Square                 2,701            7,398         10,099              (809)               1996        (F)
Castaic Village                          5,384            6,324         11,708            (1,875)               1992        (F)

HOTELS
Valencia Hilton Garden Inn (D)               -                -              -                 -                1991        (F)
Hyatt Valencia Hotel and
  Conference Center                      2,131           37,497         39,628            (2,832)               1998        (F)

OFFICE AND MIXED USE PROJECTS
Town Center Office Building              1,547            8,912         10,459              (932)               1996        (F)
City Center Office Building              2,614            5,618          8,232            (2,539)               1991        (F)
Six Story Office Building                4,028           13,826         17,854              (968)               1998        (F)
Plaza del Rancho                         1,457            4,571          6,028              (577)               1997        (F)
Town Center Plaza                          636            5,399          6,035              (221)               1999        (F)
Valencia Entertainment Center                -           19,600         19,600              (624)               1999        (F)


SINGLE TENANT FACILITIES
Office/Records Storage                     569            2,151          2,720              (302)               1996        (F)
Retail Store - Trader Joe's                269              546            815               (98)               1994        (F)
Spectrum Health Club                     1,000            6,234          7,234              (555)               1997        (F)
Restaurant - El Torito                     248              802          1,050              (389)               1986        (F)
Restaurant - Hamburger Hamlet              459              661          1,120              (242)               1990        (F)
Restaurant - Red Lobster                   134                -            134                 -                1986        (F)
Restaurant - Wendy's                        91              300            391              (116)               1984        (F)

OTHER PROPERTIES AND LAND
UNDER LEASE                              2,466           14,375         16,841            (1,134)            Various        (F)
                                   ------------  ---------------  -------------     -------------
TOTAL OPERATING PROPERTIES              60,546          259,519        320,065           (47,909)
                                   ------------  ---------------  -------------     -------------
PROPERTIES UNDER DEVELOPMENT

Princess Expansion Building                  -            2,178          2,178                 -
Town Center Office Building 2                -            2,567          2,567                 -
Preconstruction costs - various
 other projects                              -            4,159          4,159                 -
                                   ------------  ---------------  -------------     -------------

TOTAL PROPERTIES UNDER
  DEVELOPMENT                                -            8,904          8,904                 -
                                   ------------  ---------------  -------------     -------------
T O T A L                              $60,546        $ 268,423       $328,969          $(47,909)
                                   ============  ===============  =============     =============

 THE NEWHALL LAND AND FARMING COMPANY
 SCHEDULE III (CONTINUED)
    DECEMBER 31, 1999


(A) Secures three financings with a total principal balance of $49.6 million at December 31, 1999.

(B) Secures two financings with a total principal balance of $24.9 million at December 31, 1999.

(C) Classifed as "Income-Producing Properties Held for Sale" on the December 31, 1999 balance sheet

(D)  Joint venture accounted for as an equity investment.

(E) The aggregate cost for federal income tax purposes is approximately $409,034 at December 31, 1999

(F) Reference is made to Note 2 of the Notes to Consolidated Financial Statements for information related to depreciation.

(G) Includes certain properties classifed as "Income-Producing Properties Held for Sale" on the December 31, 1999 balance sheet.

(H) Reconciliation of total real estate carrying value for the three years ended December 31, 1999 are as follows:

 (In thousands)

                                                        1999                 1998                1997
                                                   ----------------     ---------------     ---------------
     Balance at beginning of period                      $ 288,155           $ 262,634           $ 215,193
       Additions:
        Cash expenditures                                   67,988             101,789              69,403
       Deletions:
        Cost of real estate sold                           (23,034)            (76,268)            (21,962)
        Other                                               (4,140)            -                   -
                                                   ----------------     ---------------     ---------------
     Balance at end of period                            $ 328,969           $ 288,155           $ 262,634
                                                   ================     ===============     ===============

(I) Reconciliation of real estate accumulated depreciation for the three years ended December 31, 1998 are as follows: (In thousands)

                                                        1999                 1998                1997
                                                   ----------------     ---------------     ---------------
     Balance at beginning of period                       $ 39,443            $ 35,431            $ 32,552
       Additions:
        Charged to expense                                  11,718               7,277               7,466
        Other                                                    -                   -                   -
       Deletions:
        Cost of real estate sold                                 -              (3,265)             (4,587)
        Other                                               (3,252)            -                   -
                                                   ----------------     ---------------     ---------------
     Balance at end of period                             $ 47,909            $ 39,443            $ 35,431
                                                   ================     ===============     ===============

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


Los Angeles, California                       /S/ KPMG LLP
January 20, 1999

                       THE NEWHALL LAND AND FARMING COMPANY

                              INDEX TO EXHIBITS

Item 14(a) 3

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
10(b)          Newhall Executive Incentive Plan (as amended July 11, 1990)

11             Computation of earnings per unit

21             Subsidiaries of the Registrant

23             Independent Auditors' Consent

27             Financial Data Schedule