Form 10-Q
period 2000-03-31
NEWHALL LAND & FARMING CO /CA/
filed 2000-05-11
CIK 751976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                   Yes X No __

        At March 31, 2000, 28,323,088 partnership units were outstanding.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
IN THOUSANDS, EXCEPT PER UNIT                               March 31,
-----------------------------------                   --------------------
                                                        2000        1999
                                                      --------    --------
REVENUES
 Real estate
    Residential home and land sales                   $  8,388    $  4,300
    Industrial and commercial sales                      2,585      19,986
    Commercial operations
       Income-producing properties                      14,327      11,307
       Valencia Water Company                            2,411       2,238
                                                      --------    --------
                                                        27,711      37,831
                                                      --------    --------
 Agriculture
    Operations                                             653         485
    Ranch sales                                           --         3,957
                                                      --------    --------
                                                           653       4,442
                                                      --------    --------

   Total revenues                                     $ 28,364    $ 42,273
                                                      ========    ========

CONTRIBUTION TO INCOME
 Real estate
    Residential home and land sales                   $  2,778    ($   207)
    Industrial and commercial sales                        199       8,407
    Community development                               (2,020)     (2,021)
    Commercial operations
      Income-producing properties                        6,897       3,748
      Valencia Water Company                               599         401
                                                      --------    --------
                                                         8,453      10,328
                                                      --------    --------
 Agriculture
    Operations                                             407         180
    Ranch sales                                           --         2,847
                                                      --------    --------
                                                           407       3,027
                                                      --------    --------
Operating income                                         8,860      13,355

General and administrative expense                      (2,243)     (2,652)

Interest and other, net                                 (3,420)     (2,420)
                                                      --------    --------
Net income                                            $  3,197    $  8,283
                                                      ========    ========

Net income per unit                                   $   0.11    $   0.26
                                                      ========    ========

Net income per unit - diluted                         $   0.11    $   0.25
                                                      ========    ========

Number of units used in computing per unit amounts:
 Net income per unit                                    28,944      32,448
 Net income per unit - diluted                          29,313      32,752
Cash distributions per unit:
 Regular                                              $   0.10    $   0.10
 Special                                                  0.35        0.22

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED  BALANCE  SHEETS

                                                  March 31, December 31,
IN THOUSANDS                                        2000       1999
----------------------------------------------    --------   --------
ASSETS

 Cash and cash equivalents                        $  5,043   $  1,624

 Accounts and notes receivable                      50,993     61,567

 Land under development                             49,081     39,401

 Land held for future development                   28,570     28,570

 Income-producing properties held for sale, net    154,075    149,433

 Income-producing properties, net                  131,470    131,627

 Property and equipment, net                        62,501     61,318

 Investment in joint ventures                       16,877     16,682

 Other assets and deferred charges                  15,137     14,602
                                                  --------   --------

                                                  $513,747   $504,824
                                                  ========   ========


LIABILITIES AND PARTNERS' CAPITAL

 Accounts payable                                 $ 25,806   $ 24,244

 Accrued expenses                                   45,533     46,329

 Deferred revenues                                  15,830     21,227

 Mortgage and other debt                           280,993    222,825

 Advances and contributions from developers for
   utility construction                             28,611     25,690

 Other liabilities                                  25,355     24,784
                                                  --------   --------
        Total liabilities                          422,128    365,099

 Partners' capital

  28,323 units outstanding, excluding 8,449 units
     in treasury (cost-$195,651), at March 31,
     2000 and 29,668 units outstanding, excluding
     7,104 units in treasury (cost-$157,394), at
     December 31, 1999                              91,619    139,725
                                                  --------   --------
                                                  $513,747   $504,824
                                                  ========   ========

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three Months Ended
IN THOUSANDS                                                                    March 31,
------------------------------------------------------------------------  --------------------
                                                                            2000        1999
                                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                              $  3,197    $  8,283

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                            2,510       3,133
    Increase in land under development                                     (16,121)    (16,425)
    Cost of sales and other inventory changes                                6,441       9,546
    Decrease (increase) in accounts and notes receivable                    10,574     (12,311)
    Decrease in accounts payable, accrued
       expenses and deferred revenues                                       (4,631)       (574)
    Cost of property sold                                                       55       3,782
    Other adjustments, net                                                       5         267
                                                                          --------    --------

  Net cash provided by (used in) operating activities                        2,030      (4,299)
                                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Development of income-producing properties                                (6,159)    (14,044)
  Purchase of property and equipment                                        (2,043)     (3,644)
  (Investment in) distribution from joint venture                             (195)         18
                                                                          --------    --------

  Net cash used in investing activities                                     (8,397)    (17,670)
                                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions paid                                                       (13,046)    (10,459)
  Increase in mortgage and other debt                                       58,168      43,114
  Increase in advances and contributions from
     developers for utility construction                                     2,921       1,032
  Purchase of partnership units                                            (39,305)    (12,909)
  Issuance of partnership units                                              1,048         565
  Other                                                                       --          (870)
                                                                          --------    --------

  Net cash provided by financing activities                                  9,786      20,473
                                                                          --------    --------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         3,419      (1,496)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               1,624       2,188
                                                                          --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  5,043    $    692
                                                                          ========    ========

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

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

The Company's unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments necessary for a fair statement of the results of operations for the three months ended March 31, 2000 and 1999 have been made. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found on pages 24 through 32 of the December 31, 1999 Annual Report to Partners and particularly to Note 2 therein which includes a summary of significant accounting policies. Certain reclassifications have been made to prior periods' amounts to conform to the current period presentation.

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

---------------------------------------------------------------------------------------------------------------------------
NOTE 2. DETAILS OF LAND UNDER DEVELOPMENT
                                                                            March 31,                       December 31,
(IN $000)                                                                     2000                               1999
---------------------------------------------------------------------------------------------------------------------------
Valencia
    Residential development                                                 $   7,747                         $   4,532
    Industrial and commercial land development                                 40,599                            34,524
Agriculture                                                                       735                               345
---------------------------------------------------------------------------------------------------------------------------
         Total land under development                                       $  49,081                         $  39,401
                                                                       ----------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Note 3. Details for Earnings per Unit Calculation
                                                                          Income               Units           Per Unit
(in 000's except per unit)                                              (numerator)        (denominator)
---------------------------------------------------------------------------------------------------------------------------
For three months ended March 31, 2000
Net income per unit
  Net income available to unitholders                                     $3,197              28,944             $0.11
Effect of dilutive securities
Unit options                                                                   -                 369                 -
---------------------------------------------------------------------------------------------------------------------------
Net income per unit - diluted                                             $3,197              29,313             $0.11
                                                                       ----------------------------------------------------
For three months ended March 31, 1999
Net income per unit
  Net income available to unitholders                                     $8,283              32,448             $0.26
Effect of dilutive securities
  Unit options                                                                 -                 304              (.01)
---------------------------------------------------------------------------------------------------------------------------
Net income per unit - diluted                                             $8,283              32,752             $0.25
                                                                       ----------------------------------------------------

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------------------------------------
NOTE 4. DETAILS OF INCOME-PRODUCING PROPERTIES, INCOME PRODUCING PROPERTIES HELD FOR SALE
AND PROPERTY AND EQUIPMENT
                                                                            March 31,                      December 31,
(IN $000)                                                                     2000                             1999
------------------------------------------------------------------------------------------------------------------------
Income-producing properties
    Land                                                                    $ 21,399                         $ 21,399
    Buildings                                                                112,552                          112,304
    Other                                                                     14,500                           14,498
    Properties under development                                              10,138                            8,904
    --------------------------------------------------------------------------------------------------------------------
                                                                             158,589                          157,105
    Accumulated depreciation                                                 (27,119)                         (25,478)
    --------------------------------------------------------------------------------------------------------------------
                                                                            $131,470                         $131,627
                                                                       -------------------------------------------------
Income-Producing Properties Held for Sale
    Retail                                                                  $120,067                         $115,462
    Office                                                                    36,550                           36,545
    Other                                                                     19,889                           19,857
    -------------------------------------------------------------------------------------------------------------------
                                                                             176,506                          171,864
    Accumulated depreciation                                                 (22,431)                         (22,431)
    --------------------------------------------------------------------------------------------------------------------
                                                                            $154,075                         $149,433
                                                                       -------------------------------------------------
Property and equipment
    Land                                                                     $ 3,759                         $  3,759
    Buildings                                                                  5,343                            5,343
    Equipment                                                                  9,311                            9,311
    Water supply systems, orchards and other                                  75,716                           73,635
    Construction in progress                                                   4,839                            5,111
    --------------------------------------------------------------------------------------------------------------------
                                                                              98,968                           97,159
    Accumulated depreciation                                                 (36,467)                         (35,841)
    --------------------------------------------------------------------------------------------------------------------
                                                                             $62,501                          $61,318
                                                                       -------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

NOTE 5.  BUSINESS SEGMENT REPORTING

The following table provides financial information regarding revenues from external customers, income and total assets for the Company's business segments and also provides a reconciliation to the Company's consolidated totals:

                                 THREE MONTHS ENDED MARCH 31, 2000
                                ----------------------------------
                                           Contribution
(In $000'S)                     Revenues    to Income      Assets
------------------------------------------------------------------
Real Estate
  Residential                   $   8,388   $   2,796    $  32,241
  Industrial and commercial         2,585         231      123,784
  Community development              --        (1,994)      21,413
  Income-producing properties      14,327       6,903      252,516
  Valencia Water Company            2,411         607       61,459
Agriculture                           653         411        8,904
Central administration               --        (2,137)      13,430
                                ----------------------------------
                                   28,364       6,817      513,747
Interest and other, net              --        (3,420)        --
Other                                --          (200)        --
                                ----------------------------------
                                $  28,364   $   3,197    $ 513,747
                                ==================================

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NOTE 5. CONTINUED

                                 THREE MONTHS ENDED MARCH 31, 1999
                                ----------------------------------
                                           Contribution
(In $000'S)                     Revenues    to Income      Assets
------------------------------------------------------------------
Real Estate
  Residential                   $   4,300   $    (147)   $  19,492
  Industrial and commercial        19,986       8,477       76,118
  Community development              --        (1,966)      18,369
  Income-producing properties      11,307       3,763      262,192
  Valencia Water Company            2,238         426       57,316
Agriculture                         4,442       3,047       19,798
Central administration               --        (2,397)       7,629
                                ----------------------------------
                                   42,273      11,203      460,914
Interest and other, net              --        (2,420)        --
Other                                --          (500)        --
                                ----------------------------------
                                $  42,273   $   8,283    $ 460,914
                                ==================================
-------------------------------------------------------------------------------

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of First Quarter of 2000 to First Quarter of 1999
-------------------------------------------------------------
UNAUDITED

The amounts of increase or decrease in revenues and income from the prior year first quarter are as follows (in 000s, except per unit):

                                                           Three months
                                                      -----------------------
                                                        Increase (Decrease)
                                                      -----------------------
                                                       Amount             %
                                                      --------          -----
REVENUES
  Real Estate
    Residential home and land sales                   $  4,088            95%
    Industrial and commercial sales                    (17,401)          -87%
    Commercial operations
        Income-producing properties                      3,020            27%
        Valencia Water Company                             173             8%
                                                      --------          -----
  Agriculture                                          (10,120)          -27%
     Operations                                            168            35%
     Ranch sales                                        (3,957)         -100%
                                                      --------          -----
Total revenues                                        $(13,909)          -33%
                                                      ========          =====

CONTRIBUTION TO INCOME
  Real Estate
    Residential home and land sales                      2,985          1442%
    Industrial and commercial sales                     (8,208)          -98%
    Community development                                    1             0%
    Commercial operations
        Income-producing properties                      3,149            84%
        Valencia Water Company                             198            49%
                                                      --------          -----
                                                        (1,875)          -18%
  Agriculture
    Operations                                             227           126%
    Ranch sales                                         (2,847)         -100%
                                                      --------          -----

 Operating income                                       (4,495)         -34%

    General and administrative expense                     409           15%
    Interest and other, net                             (1,000)         -41%
                                                      --------          -----
 Net income                                           $ (5,086)         -61%
                                                      ========          =====

Net income per unit                                   $  (0.15)         -58%
                                                      ========          =====
Net income per unit - diluted                         $  (0.14)         -56%
                                                      ========          =====

Number of units used in computing per unit amounts:
Net income per unit                                     (3,504)         -11%
                                                      ========          =====
Net income per unit - diluted                           (3,439)         -11%
                                                      ========          =====

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increases and decreases in revenues and income for the three months are attributable to the following:

For the three months ended March 31, 2000, revenues totaled $28.4 million and income totaled $3.2 million compared with revenues of $42.3 million and income of $8.3 million for the first quarter of 1999. The major contributor to the decrease in first quarter revenues and income was the sale of Cowell Ranch, which contributed $10.0 million to revenues and $8.2 million to income in the first quarter of 1999.

RESIDENTIAL HOME AND LAND SALES

Demand for new homes in Valencia continued to exceed the supply as the low new home inventory continued to restrict merchant builder home sales. However, the number of new home product lines is expected to more than double over the next two quarters. During the first quarter of 2000, merchant builders sold 86 homes compared to the prior year first quarter when 122 Valencia homes were sold, 90 by merchant builders and 32 by the Company's joint venture partners. The Company completed its remaining Valencia homebuilding joint venture in 1999 and now is concentrating its efforts on lot sales to merchant builders. While the Company does not participate directly in profits generated from escrow closings by merchant builders, the absorption of these previously sold lots is key to Company's future success in selling additional lots.

In the 2000 first quarter, 130 lots in Valencia for attached homes closed escrow in Bridgeport, the Company's newest "lifestyle village" centered around a 15-acre lake. The sale added $4.2 million to revenues and $1.9 million to income. In addition, $4.1 million in revenues and $1.9 million in income were recognized from previous lot sales in Bridgeport under percentage of completion accounting. At March 31, 2000, the remaining 76 residential lots for detached homes in Bridgeport were in escrow for $7.8 million and closed escrow early in the second quarter. No other residential lots were in escrow at March 31, 2000.

During the first quarter of 1999, no lot sales closed escrow and a net loss of $207,000 was recorded for the residential division after deducting operating expenses. The 1999 first quarter also included 26 escrow closings at Cheyenne, the Company's joint-venture homebuilding project with EPAC, which added $4.2 million to revenues and $.3 million to income. At March 31, 1999, 273 lots in Bridgeport were in escrow.

The Company is working with its joint-venture partner, Kaufman and Broad of Southern California, on the business plan for City Ranch, a 1,900-acre development in Palmdale, California. The Company has a 50.1% interest in the joint venture and is managing the project. Current plans provide for tract maps to be submitted later this year with the first lot sales to merchant builders now planned for 2001. When completed, this master-planned community is expected to have approximately 4,200 single-family homes, 300 apartment units, 260,000 square feet of commercial development and several hundred acres of open space. The project will offer homes for the entry and move-up level buyer in an expanding housing market.

INDUSTRIAL AND COMMERCIAL SALES

During the first three months of 2000, no industrial or commercial land sales closed escrow. At March 31, 2000, four industrial parcels totaling 8.4 acres were in escrow for $5.3 million and six commercial parcels totaling 42.8 acres were in escrow for $25.6 million with closings scheduled in the second and third quarters. All escrow closings are subject to market and other conditions.

Industrial building activity continued at record levels in the first quarter of 2000 following the high level of land sales in previous years and record absorption in 1999. As a result of the availability of new space, the vacancy rate in Valencia's two industrial parks is 5.8%, slightly above the average for Los Angeles, but still at historically low levels. The Company has approximately 400 net entitled acres of industrial land remaining in Valencia and a goal of absorbing 50 to 75 acres per year to buildout, as few large land parcels are available in Los Angeles County. In addition, planning continues for mixed-use development on 500 acres west of Interstate 5, surrounding Six Flags Magic Mountain amusement park.

In the 1999 first quarter, escrows closed on four industrial parcels in Valencia Commerce Center. Sales of these parcels, totaling 15.1 acres, contributed $6.9 million to revenues and $1.0 million to income. Also during the 1999

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

first quarter, escrow closed on the Company's last remaining large parcel at the Cowell Ranch in northern California. The sale contributed $8.2 million to income in the first quarter of 1999. At March 31, 1999, five industrial parcels totaling 16.5 acres for $13.9 million, including a 110,000-square-foot build-to-suit on 5.2 acres, and five commercial parcels totaling 41.5 acres for $38.4 million were in escrow. The commercial escrows included a 32.8-acre apartments site in South River adjacent to Valencia Town Center for $31.8 million.

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

Lawsuits filed in connection with Newhall Ranch were heard in court on March 2 and 3, 2000. No decision has been rendered to date. These lawsuits, which challenge the Environmental Impact Report, were filed under the California Environmental Quality Act. The Company is confident that the Environmental Impact Report has been well documented, however, the results of these types of legal challenges are difficult to predict. An adverse decision may delay the development of the community and may affect project plans and expenses.

Development plans continue for Valencia Westridge, the Company's 1,700-home golf course community just west of Interstate 5. This project will feature executive homes surrounding a Tournament Players Club championship golf course, designed to serve as the site for an annual PGA TOUR-sanctioned golf tournament. The Company expects to start development later this year following grading approval, with the first lot sales planned in 2001.

Lawsuits concerning Valencia Westridge, originally scheduled to be heard in late March, were heard in court on April 25. On May 2, 2000, the petition for Writ of Mandate alleging violations of the Los Angeles County General Plan, the County Development Monitoring System and the California Environmental Quality Act was denied.

In March 2000, the City of Santa Clarita approved the annexation of 136 acres and granted tentative approval for 1,900 homes in the Decoro South, Creekside and East Creek areas northwest of Valencia Northbridge. Final city approval was received in April 2000 and the Company plans to market 700 lots later this year. Another 2,545 lots in Valencia received tentative approval from the Los Angeles County Regional Planning Commission with final approval from the Los Angeles County Board of Supervisors expected later this year.

The Company continues to work on plans for a new community with the City of Broomfield, Colorado, where it has an option on 1,700 acres located between Denver and Boulder. Plans call for approximately 3,000 homes and 215 acres of office and commercial development. Entitlements for the project are expected later this year, with development planned to start in 2001, and the first lot sales in 2002.

Community development expenses for the first quarter of 2000 were approximately the same as the first quarter of 1999. With the continued focus on obtaining entitlements and strategic marketing as well as litigation costs relating to Newhall Ranch and Valencia Westridge, community development expenses for the year are expected to remain at about the same level as in 1999.

INCOME-PRODUCING PROPERTIES

As announced in September 1999, the sale of a portion of the Company's income portfolio is planned this year to accommodate the repurchase of 6.3 million units. Plans call for over $200 million to be generated from the sale of eleven properties before necessary debt reductions. With property values near record highs, the Company is working with three major real estate brokerage firms and has targeted sales opportunities in three principal categories - retail, office and other properties. The Company is experiencing strong interest in the properties and it appears that sales prices will be consistent with targets established at the beginning of the year. Currently, buyers have been identified for two retail properties in the portfolio, Castaic Shopping Center and Plaza del

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rancho. The Company expects these properties will enter escrow shortly and anticipates them to close this summer.

The Company's commercial portfolio benefited from the addition of income-producing properties during the past year, particularly along Town Center Drive in Valencia Town Center. With new properties open and occupancy rates up, the commercial portfolio's revenues and income increased 27% and 84%, respectively, in the first quarter of 2000 over the year earlier quarter. Approximately 40% of the increase in income in the 2000 first quarter is attributable to the suspension of depreciation of properties held for sale. For the full year, income from the commercial portfolio is expected to increase temporarily also due to the cessation of depreciation of properties held for sale.

Demand for space is strong in Valencia Town Center. BJ's Chicago Pizza and Brewery, a leading regional eatery, recently opened in the 16,000-square-foot expansion of the entertainment complex. The 394,000 square feet of retail and office space along Town Center Drive is 87% leased with leases on an additional 5% out for signatures.

Office space in the Company's three-story office building on Town Center Drive, the six-story Princess Cruises building on Town Center Drive and the Bank of America building adjacent to the Company's headquarters are all 100% leased. Construction of the two additional buildings for Princess Cruises totaling 208,000 square feet is on schedule and delivery to Princess Cruises for tenant improvements is expected this fall with occupancy planned in early 2001. All five of these office buildings are targeted for sale in 2000.

The Hyatt Valencia Hotel posted improved performance for the first quarter of 2000 compared to the same period last year. The Hilton Garden Inn and the Hyatt Valencia had an average occupancy of 60% for the three months ended March 31, 2000 compared to 50% for the same period in 1999.

The portfolio's shopping centers all enjoy high occupancy rates. NorthPark Village Square, Castaic Shopping Center and Plaza del Rancho are all 100% leased. Valencia Town Center regional mall continues at 98% leased including short-term tenants. Castaic Shopping Center, Plaza del Rancho and Valencia Town Center, including Town Center Drive and the entertainment complex, are included in the properties identified for sale in 2000.

Occupancy rates at the Company's three established apartment complexes averaged 95% at the end of the 2000 first quarter. Montecito, a 210-unit, high-end apartment complex which opened in Valencia Town Center in 1999, was 80% leased as of April 20, 2000 and commands the highest rents in the Santa Clarita Valley. The complex includes 12 townhomes which, along with many of the units, overlook Valencia Country Club. Demand for apartments continues to be strong as new jobs are being created in Valencia.

VALENCIA WATER COMPANY

Valencia Water Company is a regulated public water utility and a wholly-owned subsidiary of the Company. Revenues and income from Valencia Water Company for the three months ended March 31, 2000 increased over the 1999 first quarter by 8% and 49%, respectively, as a result of drier weather and the continued expansion of its customer base, which now exceeds 21,000 metered connections. Profit margins benefited from increased operating efficiencies.

AGRICULTURAL OPERATIONS AND RANCH SALES

For the first quarter of 2000, revenues and income, including the Company's energy operations, were ahead of the year earlier quarter by 35% and 126%, respectively. The major contributor to the increases was energy operations, where oil prices more than doubled from prices received during the first quarter of 1999.

With the 1999 first quarter sale of the remaining portions of the Merced Ranch and the fourth quarter sale of the Suey Ranch, agriculture operations are now concentrated on the 14,000-acre New Columbia Ranch, which is 74% leased to tenant farmers, and the 1,000-acre Newhall Orchard in Ventura County, where oranges and lemons remain as the major crops. Most of the remaining 15,000 acres owned in Ventura County is leased for cattle

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

grazing. Income from agricultural operations is expected to decrease substantially in 2000 due to the previously mentioned ranch sales.

GENERAL AND ADMINISTRATIVE EXPENSE

For the first quarter of 2000, general and administrative expenses decreased 15% from the comparable prior year period. The major contributors to the decrease are lower expenses for land acquisition activities and accrued incentive compensation based on lower earnings in the 2000 first quarter. For all of 2000, general and administrative expenses are expected to decrease about 15% from 1999 levels.

INTEREST AND OTHER

A 41% increase in net interest expense from the comparable 1999 quarter is primarily due to the Company utilizing existing debt capacity to fund unit repurchases. The increase was partially offset by higher interest income from land sale notes. A portion of the sales proceeds from income properties held for sale will be used to pay down debt, however, escrow closings on most of the properties are not expected to occur until the second half of 2000. Interest expense in 2000 for the total year is expected to be substantially higher than in the previous year due the above mentioned factors.


                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had cash and cash equivalents of $5.0 million and $22.3 million available under bank lines, net of $14.9 million in letters of credit. Borrowings outstanding totaled $122.8 million against unsecured lines of credit and $35 million against a revolving mortgage facility. In addition the Company had fixed rate debt totaling $123.2 million. The Company believes it has adequate sources of cash from operations and debt capacity to finance future operations and, combined with anticipated land and property sales, to fund its unit repurchases. At March 31, 2000, there was no debt against raw land or land under development inventories in Valencia.

A $40 million revolving mortgage facility secured by Valencia Town Center, which matured in December 1999, has been extended until May 22, 2000. The Company is reviewing its alternatives regarding the facility.

As reported in September 1999, the Company developed a business strategy to repurchase up to 6,384,446 units, including 884,446 units under a previous authorization, equal to approximately 20% of the then outstanding units.

During the first quarter of 2000, a total of 1,406,421 partnership units was repurchased for $39.3 million, or an average price of $27.95 per unit. From the time the repurchase plan was announced through March 31, 2000, a total of 3,130,373 units, or 49% of the 6,384,446 units, were repurchased at an average price of $26.05 per unit. A total of 3,254,073 units remained to be repurchased at the end of the 2000 first quarter under the current authorization.

The Company plans to provide the cash to fund the unit repurchases and provide the capital to continue ongoing planning and land development activities through the use of existing debt capacity until the proposed land and income property sales are completed during 2000. The Company has a gross cash generation plan of over $200 million from income property sales, before necessary debt retirements or special distributions. The Company also has an aggressive land sales program for this year, capitalizing on the strong regional economy. Numerous factors could affect the Company's ability to complete the repurchase program including, but not limited to, changing market conditions, rising interest rates, challenges to governmental approvals, and finding suitable buyers for certain properties identified for sale.

There are no material commitments for capital expenditures other than the Company's plans in the ordinary course of business to complete the development of income properties under construction. The Company expects to expend approximately $30 million in 2000 to complete construction on the two office buildings which have been leased to Princess Cruises and to complete the Valencia Entertainment Center expansion. In addition, over $40

PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million is expected to be invested in major roads and freeway improvements in 2000 to enable the Company to close additional land sales.

THE FOLLOWING DISCUSSION RELATES TO PRINCIPAL ITEMS IN THE CONSOLIDATED STATEMENTS OF CASH FLOW:

OPERATING ACTIVITIES

Net cash provided by operating activities totaled $2.0 million for the 2000 first quarter and included the sale of 130 residential lots which generated $1.3 million in cash and a $3.7 million note which was paid early in the second quarter. In addition, $13.7 million of notes in conjunction with land sales in prior years were collected during the quarter. Expenditures for land under development totaled $16.1 million and were primarily related to land preparation and infrastructure to ready land for development or sale and agricultural crop costs.

INVESTING ACTIVITIES

Expenditures for development of income-producing properties totaled $6.2 million and were primarily for two office buildings under construction for Princess Cruises and the Valencia Entertainment Center expansion. Purchase of property and equipment was primarily for water utility construction.

FINANCING ACTIVITIES

A quarterly distribution totaling $13.0 million was paid in the 2000 first quarter which consisted of a $.10 per unit quarterly distribution and a $.35 per unit special distribution. Borrowings against lines of credit increased by $58.2 million during the quarter primarily due to the unit repurchase program. Units repurchased during the quarter totaled 1,406,421 for $39.3 million or an average price of $27.95 per unit.

LITIGATION

In late March 2000, a verdict in the approximate amount of $7.7 million was rendered against the Company in a lawsuit brought by an insurance company and the homeowners association of the Franciscan Hill condominium project alleging construction defects that came to light in the Northridge earthquake in January 1994. Newhall Land is considering various legal alternatives, including an appeal of the decision. The Company does not expect any ultimate adverse decision to have a material impact on its earnings or financial condition based on expected insurance recoveries and reserves.

INFLATION, RISKS AND RELATED FACTORS AFFECTING FORWARD-LOOKING INFORMATION

This report and other published reports by the Company contain forward-looking statements regarding the status of proposed or pending sales and rental activity, future planned development, plus the long-term growth goals of the Company. The forward-looking statements made in this report are based, in part, on present trends the Company is experiencing in residential, industrial and commercial markets. The forward-looking statements may also involve unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future results or performance suggested by the forward-looking statements in this report. Such forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation to update or revise any forward-looking statements found herein to reflect any changes in Company expectations or results or any change in events. Also, the Company's success in obtaining entitlements, governmental and environmental regulations, timing of escrow closings and marketplace acceptance of its business strategies are among the factors that could affect results. The following risks and related factors, among others, should be taken into consideration in evaluating the future prospects for the Company. Actual results may materially differ from those predicted.

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

COMPETITION: The sale and leasing of residential, industrial and commercial real estate is highly competitive, with competition coming from numerous and varied sources. The degree of competition is affected by such factors as the supply of real estate available which is comparable to that sold and leased by the Company and the level of demand for such real estate. The Company has experienced a slight decrease in its new home sale market share at both the local and the county level, due to the temporary decline in Valencia new home inventory. New competition is expected to deliver competing projects in the future that could impact the Company's ability to reverse this trend.

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

LITIGATION: The land use approval processes the Company must follow to ultimately develop its projects have become increasingly complex. Moreover, the statutes, regulations and ordinances governing the approval processes provide third parties the opportunity to challenge the proposed plans and approvals. As a result, the prospect of, and actual, third-party challenges to planned real estate developments have provided additional uncertainties in real estate development planning and entitlements. Third-party challenges in the form of litigation will, by its nature, adversely affect the length of time required to obtain the necessary approvals. In addition, adverse decisions arising from any litigation increase the costs and may adversely affect the designs, scope, plans and profitability of a project.

PART 1. FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt. At March 31, 2000, the Company had $157.8 million of variable debt with interest rates ranging from 6.88% to 7.40% and $123.1 million of fixed rate debt with interest rates ranging from 6.51% to 8.45%.

The table below presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt at March 31, 2000 by expected maturity dates:

                                                        Expected Maturity Date
                                 --------------------------------------------------------------------------                Fair
Dollars in thousands                2000        2001          2002        2003        2004       Thereafter    Total       Value
                                 --------------------------------------------------------------------------  ----------  ---------
Mortgage and Other Debt
  Fixed Rate Debt                  $ 1,611     $ 4,992      $ 5,153     $ 14,688     $ 5,272      $ 91,477   $ 123,193   $ 123,193
  Weighted Average Interest Rate     7.30%       7.70%        7.68%        8.16%       7.61%         7.02%        7.24%


  Variable Rate Debt (1)         $ 157,800                                                                   $ 157,800   $ 157,800
  Weighted Average Interest Rate     7.14%                                                                       7.14%


(1) The Company has a $40 million revolving mortgage facility which bears interest at LIBOR plus 1.0% or Wells Fargo Bank's prime rate, at the election of the Company, against which $35 million was outstanding at March 31, 2000. The Company also has a $159 million unsecured revolving line of credit on which the rate is LIBOR plus 1.2% At March 31, 2000, $121.8 million was outstanding against this line and a $1 million line of credit with Valencia Bank & Trust. The amounts set forth in the table above assume that the outstanding amounts under the variable rate credit facilities will be repaid at the facilities' respective maturity dates. Management believes that these lines will be renewed at maturity with similar terms.

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



PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

Please refer to "Community Development" and "Litigation" under PART I, ITEM 2. - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

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


                      THE NEWHALL LAND AND FARMING COMPANY
                       (a California Limited Partnership)
                                   Registrant

                       By Newhall Management Limited Partnership,
                            Managing General Partner

                       By Newhall Management Corporation,
                            Managing General Partner




Date: May 10, 2000          By  /s/ THOMAS L. LEE
                               -----------------------------------------------
                                Thomas L. Lee, Chairman and Chief Executive
                                Officer of Newhall Management Corporation
                                (Principal Executive Officer)


Date: May 10, 2000          By  /s/ STUART R. MORK
                               -----------------------------------------------
                                Stuart R. Mork, Senior Vice President and Chief
                                Financial Officer of Newhall Management
                                Corporation
                                (Principal Financial Officer)


Date: May 10, 2000          By  /s/ DONALD L. KIMBALL
                               -----------------------------------------------
                                Donald L. Kimball, Vice President - Finance
                                and Controller of Newhall Management Corporation
                                (Principal Accounting Officer)