Form 10-Q
period 2000-06-30
NEWHALL LAND & FARMING CO /CA/
filed 2000-08-04
CIK 751976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER UNIT)

                                                         Three Months ended       Six Months Ended
                                                              June 30,                 June 30,
                                                        -------------------     --------------------
                                                          2000        1999        2000         1999
                                                        --------    -------     --------     -------
REVENUES

Real estate
  Residential home and land sales                       $ 10,568     $ 20,254     $ 18,956     $ 24,554
  Industrial and commercial sales                         25,748       26,679       28,333       46,665
  Commercial operations
    Income-producing properties                           14,627       11,714       28,954       23,021
    Valencia Water Company                                 2,982        2,699        5,393        4,937
                                                        --------     --------     --------     --------
                                                          53,925       61,346       81,636       99,177
                                                        --------     --------     --------     --------
Agriculture
  Operations                                               1,394        1,692        2,047        2,177
  Ranch sales                                                 -            -            -         3,957
                                                        --------     --------     --------     --------
                                                           1,394        1,692        2,047        6,134
                                                        --------     --------     --------     --------

  Total revenues                                        $ 55,319     $ 63,038     $ 83,683     $105,311
                                                        ========     ========     ========     ========

CONTRIBUTION TO INCOME

Real estate
  Residential home and land sales                       $  3,570     $  3,779     $  6,348     $  3,572
  Industrial and commercial sales                          4,670       13,410        4,869       21,817
  Community development                                   (2,417)      (3,819)      (4,437)      (5,840)
  Commercial operations
    Income-producing properties                            6,150        4,203       13,047        7,951
    Valencia Water Company                                   640          676        1,239        1,077
                                                        --------     --------     --------     --------
                                                          12,613       18,249       21,066       28,577
                                                        --------     --------     --------     --------
Agriculture
  Operations                                                 310          411          717          591
  Ranch sales                                                 -            -            -         2,847
                                                        --------     --------     --------     --------
                                                             310          411          717        3,438
                                                        --------     --------     --------     --------

Operating income                                          12,923       18,660       21,783       32,015

General and administrative expense                        (2,280)      (3,404)      (4,523)      (6,056)
Interest and other, net                                   (4,295)      (2,533)      (7,715)      (4,953)
                                                        --------     --------     --------     --------

Net income                                              $  6,348     $ 12,723     $  9,545     $ 21,006
                                                        ========     ========     ========     ========

Net income per unit                                     $   0.23     $   0.40     $   0.34     $   0.66
                                                        ========     ========     ========     ========

Net income per unit - diluted                           $   0.22     $   0.40     $   0.33     $   0.65
                                                        ========     ========     ========     ========

Number of units used in computing per unit amounts:
  Net income per unit                                     27,925       31,688       28,435       32,066
  Net income per unit - diluted                           28,289       31,998       28,799       32,369

  Cash distributions per unit:
   Regular                                              $   0.10     $   0.10     $   0.20     $   0.20
   Special                                                                            0.35         0.22

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                         June 30,      December 31,
                                                           2000            1999
                                                        ---------      ------------

ASSETS

Cash and cash equivalents                               $   2,883       $   1,624

Accounts and notes receivable                              36,344          61,567

Land under development                                     56,762          39,401

Land held for future development                           28,073          28,570

Income-producing properties held for sale, net            139,626         149,433

Income-producing properties, net                          136,580         131,627

Property and equipment, net                                64,947          61,318

Investment in joint ventures                               17,070          16,682

Other assets and deferred charges                          16,065          14,602
                                                        ---------       ---------

                                                        $ 498,350       $ 504,824
                                                        =========       =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                        $  25,032       $  24,244

Accrued expenses                                           49,404          46,329

Deferred revenues                                          14,095          21,227

Mortgage and other debt                                   290,958         222,825

Advances and contributions from developers for
  utility construction                                     30,445          25,690

Other liabilities                                          25,348          24,784
                                                        ---------       ---------

    Total liabilities                                     435,282         365,099

Partners' capital

27,157 units outstanding, excluding 9,615 units in
  treasury (cost-$227,778), at June 30, 2000 and
29,668 units outstanding, excluding 7,104 units in
  treasury (cost-$157,394), at December 31, 1999           63,068         139,725
                                                        ---------       ---------

                                                        $ 498,350       $ 504,824
                                                        =========       =========

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(IN THOUSANDS)

                                                                       Six Months Ended
                                                                           June 30,
                                                                  ---------------------------
                                                                     2000            1999
                                                                  ---------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                      $   9,545       $  21,006

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                     4,968           6,878
    Increase in land under development                              (34,640)        (47,614)
    Cost of sales and other inventory changes                        17,775          38,041
    Decrease (increase) in accounts and notes receivable             25,223         (37,374)
    (Decrease) increase in accounts payable, accrued expenses
      and deferred revenues                                          (3,269)         18,853
    Cost of property sold                                            14,669           5,045
    Other adjustments, net                                             (915)             40
                                                                  ---------       ---------

  Net cash provided by operating activities                          33,356           4,875
                                                                  ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Development of income-producing properties                        (13,075)        (32,681)
  Purchase of property and equipment                                 (5,320)         (4,919)
  (Investment in) distribution from joint venture                      (388)             10
                                                                  ---------       ---------

  Net cash used in investing activities                             (18,783)        (37,590)
                                                                  ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions paid                                                (15,618)        (13,677)
  Increase in mortgage and other debt                                68,133          78,978
  Increase (decrease) in advances and contributions from
    developers for utility construction                               4,755          (2,064)
  Purchase of partnership units                                     (71,767)        (30,323)
  Issuance of partnership units                                       1,383             833
  Other                                                                    -           (870)
                                                                  ---------       ---------

  Net cash provided by (used in) financing activities               (13,314)         32,877
                                                                  ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             1,259             162

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        1,624           2,188
                                                                  ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   2,833       $   2,350
                                                                  =========       =========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1. ACCOUNTING POLICIES

The consolidated financial statements include the accounts of The Newhall Land and Farming Company and its subsidiaries, all of which are wholly-owned (collectively, "the Company"). All significant intercompany balances and transactions are eliminated.

The Company's unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments necessary for a fair statement of the results of operations for the three and six months ended June 30, 2000 and 1999 have been made. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found on pages 24 through 32 of the December 31, 1999 Annual Report to Partners and particularly to Note 2 therein which includes a summary of significant accounting policies. Certain reclassifications have been made to prior periods' amounts to conform to the current period presentation.

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

===========================================================================================================
NOTE 2. DETAILS OF LAND UNDER DEVELOPMENT
                                                             June 30,                     December 31,
(In $000)                                                      2000                             1999
-------------------------------------------------------------------------------------------------------
Valencia
    Residential development                                 $   8,389                          $  4,532
    Industrial and commercial land development                 47,171                            34,524
Agriculture                                                     1,202                               345
-------------------------------------------------------------------------------------------------------
         Total land under development                       $  56,762                          $ 39,401
                                                          =================================================


===========================================================================================================
NOTE 3. DETAILS FOR EARNINGS PER UNIT CALCULATION
                                                          Income               Units           Per Unit
(In 000's except per unit)                              (numerator)        (denominator)
-----------------------------------------------------------------------------------------------------------
For three months ended June 30, 2000
Net income per unit
  Net income available to unitholders                     $6,348              27,925           $.23
Effect of dilutive securities
  Unit options                                              -                    364           (.01)
-----------------------------------------------------------------------------------------------------------
Net income per unit - diluted                             $6,348              28,289           $.22
                                                          =================================================

                                                          Income               Units          Per Unit
(In 000's except per unit)                              (numerator)        (denominator)
---------------------------------------------------------------------------------------------------------------
For three months ended June 30, 1999
Net income per unit
  Net income available to unitholders                    $12,723              31,688           $.40
Effect of dilutive securities
  Unit options                                                 -                 310              -
---------------------------------------------------------------------------------------------------------------
Net income per unit - diluted                            $12,723              31,998           $.40
                                                         ======================================================

For six months ended June 30, 2000
Net income per unit
  Net income available to unitholders                     $9,545              28,435           $.34
Effect of dilutive securities
  Unit options                                                 -                 364           (.01)
---------------------------------------------------------------------------------------------------------------
Net income per unit - diluted                             $9,545              28,799           $.33
                                                         ======================================================

For six months ended June 30, 1999
Net income per unit
  Net income available to unitholders                    $21,006              32,066           $.66
Effect of dilutive securities
  Unit options                                                 -                 303           (.01)
---------------------------------------------------------------------------------------------------------------
Net income per unit - diluted                            $21,006              32,369           $.65
                                                         ======================================================



===============================================================================================================
NOTE 4. DETAILS OF INCOME-PRODUCING PROPERTIES, INCOME PRODUCING PROPERTIES HELD FOR SALE AND PROPERTY AND
EQUIPMENT
                                                               June 30,                     December 31,
(In $000s)                                                       2000                           1999
---------------------------------------------------------------------------------------------------------
Income-producing properties
    Land                                                      $ 21,399                         $ 21,399
    Buildings                                                  112,552                          112,304
    Other                                                       14,500                           14,498
    Properties under development                                16,888                            8,904
-----------------------------------------------------------------------------------------------------------
                                                               165,339                          157,105
    Accumulated depreciation                                   (28,759)                         (25,478)
-----------------------------------------------------------------------------------------------------------
                                                              $136,580                         $131,627
                                                         ==================================================

Income-producing properties held for sale
    Retail                                                    $103,131                         $115,462
    Office                                                      36,550                           36,545
    Other                                                       19,924                           19,857
-----------------------------------------------------------------------------------------------------------
                                                               159,605                          171,864
    Accumulated depreciation                                   (19,979)                         (22,431)
-----------------------------------------------------------------------------------------------------------
                                                              $139,626                         $149,433
                                                         ==================================================

                                                              June 30,                      December 31,
(In $000s)                                                      2000                             1999
---------------------------------------------------------------------------------------------------------
Property and equipment
    Land                                                      $  3,759                         $  3,759
    Buildings                                                    5,803                            5,343
    Equipment                                                    9,354                            9,311
    Water supply systems, orchards and other                    76,468                           73,635
    Construction in progress                                     6,777                            5,111
-----------------------------------------------------------------------------------------------------------
                                                               102,161                           97,159
Accumulated depreciation                                       (37,214)                         (35,841)
-----------------------------------------------------------------------------------------------------------
                                                              $ 64,947                         $ 61,318
                                                         ==================================================

================================================================================
NOTE 5.  BUSINESS SEGMENT REPORTING
The following table provides financial information regarding revenues from external customers, income and total assets for the Company's business segments and also provides a reconciliation to the Company's consolidated totals:



                                                                   THREE MONTHS ENDED JUNE 30, 2000
                                                          -----------------------------------------------
                                                                            Contribution
(In $000s)                                                Revenues            to Income            Assets
---------------------------------------------------------------------------------------------------------
Real Estate
  Residential                                             $10,568           $ 3,602                 $ 30,237
  Industrial and commercial                                25,748             4,726                   92,440
  Community development                                      -               (2,372)                  11,851
  Income-producing properties                              14,627             6,160                  280,271
  Valencia Water Company                                    2,982               654                   64,414
Agriculture                                                 1,394               317                    7,505
Central administration                                       -               (2,094)                  11,632
                                                          --------------------------------------------------
                                                          $55,319            10,993                  498,350
Interest and other, net                                      -               (4,295)                     -
All other                                                    -                 (350)                     -
                                                          --------------------------------------------------
                                                          $55,319           $ 6,348                 $498,350
                                                          ==================================================



                                                                   THREE MONTHS ENDED JUNE 30, 1999
                                                          -----------------------------------------------
                                                                            Contribution
(In $000s)                                                Revenues            to Income            Assets
---------------------------------------------------------------------------------------------------------
Real Estate
  Residential                                             $20,254           $ 3,851                 $ 19,442
  Industrial and commercial                                26,679            13,494                  114,068
  Community development                                      -               (3,753)                   8,482
  Income-producing properties                              11,714             4,221                  276,354
  Valencia Water Company                                    2,699               706                   58,030
Agriculture                                                 1,692               435                   19,563
Central administration                                       -               (3,098)                   9,522
                                                          --------------------------------------------------
                                                           63,038            15,856                  505,461
Interest and other, net                                      -               (2,533)                     -
All other                                                    -                 (600)                     -
                                                          --------------------------------------------------
                                                          $63,038           $12,723                 $505,461
                                                          ==================================================

                                                                               7

                                                                              SIX MONTHS ENDED JUNE 30, 2000
                                                                        -------------------------------------------
                                                                                        Contribution
(In $000s)                                                              Revenues          to Income          Assets
-------------------------------------------------------------------------------------------------------------------
Real Estate
  Residential                                                          $  18,956         $  6,398         $  30,237
  Industrial and commercial                                               28,333            4,957            92,440
  Community development                                                     -              (4,366)           11,851
  Income-producing properties                                             28,954           13,063           280,271
  Valencia Water Company                                                   5,393            1,261            64,414
Agriculture                                                                2,047              728             7,505
Central administration                                                      -              (4,231)           11,632
                                                                    -----------------------------------------------
                                                                       $  83,683           17,810           498,350
Interest and other, net                                                     -              (7,715)             -
All other                                                                   -                (550)             -
                                                                    -----------------------------------------------
                                                                       $  83,683         $  9,545         $ 498,350
                                                                    ===============================================



                                                                               SIX MONTHS ENDED JUNE 30, 1999
                                                                        -------------------------------------------
                                                                                        Contribution
(In $000S)                                                              Revenues          to Income          Assets
-------------------------------------------------------------------------------------------------------------------
Real Estate
  Residential                                                          $  24,554        $   3,704         $  19,442
  Industrial and commercial                                               46,665           21,971           114,068
  Community development                                                     -              (5,719)            8,482
  Income-producing properties                                             23,021            7,984           276,354
  Valencia Water Company                                                   4,937            1,132            58,030
Agriculture                                                                6,134            3,482            19,563
Central administration                                                      -              (5,495)            9,522
                                                                    -----------------------------------------------
                                                                         105,311           27,059           505,461
Interest and other, net                                                     -              (4,953)             -
All other                                                                   -              (1,100)             -
                                                                    -----------------------------------------------
                                                                       $ 105,311        $  21,006         $ 505,461
                                                                    ===============================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             RESULTS OF OPERATIONS

Comparison of Second Quarter and Six Months of 2000 to Second Quarter and Six Months of 1999
--------------------------------------------------------------------------------
                                   UNAUDITED

The amounts of increase or decrease in revenues and income from the prior year second quarter and six months are as follows (in 000s, except per unit):

                                                          Second Quarter           Six Months
                                                        -------------------    -------------------
                                                        Increase (Decrease)    Increase (Decrease)
                                                        -------------------    -------------------
                                                         Amount       %         Amount       %
                                                        -------------------    -------------------
REVENUES
  Real Estate
    Residential home and land sales                     $ (9,686)    -48%      $ (5,598)    -23%
    Industrial and commercial sales                         (931)     -3%       (18,332)    -39%
    Commercial operations
      Income-producing properties                          2,913      25%         5,933      26%
      Valencia Water Company                                 283      10%           456       9%
                                                        --------   --------    --------   --------
                                                          (7,421)    -12%       (17,541)    -18%

    Agriculture
      Operations                                            (298)    -18%          (130)     -6%
      Ranch sales                                            -       -           (3,957)   -100%
                                                        --------   --------    --------   --------

   Total revenues                                       $ (7,719)    -12%      $(21,628)    -21%
                                                        ========   ========    ========   ========

CONTRIBUTION TO INCOME
  Real Estate
    Residential home and land sales                     $   (209)     -6%      $  2,776      78%
    Industrial and commercial sales                       (8,740)    -65%       (16,948)    -78%
    Community development                                  1,402      37%         1,403      24%
    Commercial operations
      Income-producing properties                          1,947      46%         5,096      64%
      Valencia Water Company                                 (36)     -5%           162      15%
                                                        --------   --------    --------   --------
                                                          (5,636)    -31%        (7,511)    -26%

    Agriculture
      Operations                                            (101)    -25%           126      21%
      Ranch sales                                            -        -          (2,847)   -100%
                                                        --------   --------    --------   --------

    Operating income                                      (5,737)    -31%       (10,232)    -32%

      General and administrative expense                   1,124      33%         1,533      25%
      Interest and other, net                             (1,762)    -70%        (2,762)    -56%
                                                        --------   --------    --------   --------

    Net income                                          $ (6,375)    -50%      $(11,461)    -55%
                                                        ========   ========    ========   ========

  Net income per unit                                   $  (0.17)    -43%      $  (0.32)    -48%
                                                        ========   ========    ========   ========
  Net income per unit - diluted                         $  (0.18)    -45%      $  (0.32)    -49%
                                                        ========   ========    ========   ========

  Number of units used in computing per unit amounts:
  Net income per unit                                     (3,763)    -12%        (3,631)    -11%
                                                        ========   ========    ========   ========
  Net income per unit - diluted                           (3,709)    -12%        (3,570)    -11%
                                                        ========   ========    ========   ========

The increases and decreases in revenues and income for the three and six months are attributable to the following:

For the three months ended June 30, 2000, revenues totaled $55.3 million and net income totaled $6.3 million compared to revenues for the 1999 second quarter of $63.0 million and net income of $12.7 million. Results for the second quarter of 1999 included the sale of 40.9 acres of industrial and commercial land, including a high value 32.8-acre apartment site as well as 193 residential lots.

Revenues for the six months ended June 30, 2000 totaled $83.7 million and net income totaled $9.5 million compared to the same 1999 period when revenues totaled $105.3 million and net income $21.0 million. Results for the 1999 six-month period also included the first quarter sale of the Cowell Ranch which contributed $10 million to revenues and $8.2 million to income.

The primary contributors to the 2000 second quarter results are the sale of two of the 11 income properties slated for sale as part of the Company's strategic plan to finance its unit repurchase program. These two properties, Castaic Shopping Center and Plaza del Rancho, contributed $18.8 million to revenues and $3.7 million to income. Also contributing to second quarter results were the sale of the last 78 residential lots in Bridgeport and an 11.2-acre site for a Lowe's Home Improvement Warehouse. These two sales combined added $11.1 million to revenues and $4.7 million to income under percentage of completion accounting. The 2000 six-month period also includes the first quarter sale of 130 residential lots which added $4.4 million to revenues and $1.9 million to income under percentage of completion.

RESIDENTIAL HOME AND LAND SALES

The supply of new homes released for sale increased 50% during the second quarter and merchant builders are now better positioned to meet demand for new homes in Valencia. Four new projects were added to the seven projects available at the end of the first quarter, with at least four additional projects slated to open in the third quarter. During the 2000 second quarter, merchant builders sold 68 homes bringing the total for the first six months of 2000 to 154 homes sold. This is below the 87 homes sold during the second quarter of 1999, which included 55 homes by merchant builders and 32 by the Company's joint ventures. The Company completed the sell-out of its remaining Valencia homebuilding joint ventures in 1999 and its efforts have since been concentrated on lot sales to merchant builders. While the Company does not participate directly in profits generated from escrow closings by merchant builders, the absorption of these previously sold lots is key to the Company's future success in selling additional lots.

In the quarter ended June 30, 2000, the last 78 lots closed escrow in Bridgeport, the Company's lake community, adding $7.0 million to revenues and $3.2 million to income under percentage of completion accounting. In addition, revenues of $3.4 million and income of $1.4 million were recognized from previous lot sales in Bridgeport under percentage of completion. The 2000 six-month period also includes the sale of 130 lots in Bridgeport which added $4.4 million to revenues and $1.9 million to income as well as revenues of $3.8 million and income of $1.8 million from prior lot sales all accounted for under percentage of completion.

In the 2000 second quarter, the City of Santa Clarita approved the annexation of 136 acres planned for 1,900 homes. The area, located northwest of Valencia Northbridge, will include three neighborhoods: Alta Vista, Creekside and East Creek. The Company is marketing lots in Alta Vista and combined with East Creek expected to be marketed later this year, plans to offer approximately 500 lots for sale during the remainder of 2000. The Company expects final approval from the Los Angeles County Board of Supervisors on another 2,545 lots in Valencia's West Creek neighborhood later this year.

The Company continues to work with its joint-venture partner, Kaufman and Broad of Southern California, on plans for the 1,900-acre City Ranch development in Palmdale, California. The Company is the master planner and has a 50.1% interest in the project. The master plan calls for approximately 4,200 single-family homes, 300 apartment units, 260,000 square feet of commercial development and several hundred acres of open space.

Results for the 1999 second quarter and six months included the sale of 193 residential lots adding $8.9 million to revenues and $3.6 million to income under percentage of completion. Also included were a total of 50 home-sale closings by the Company's two joint ventures contributing $11.4 million to revenues and $1.3 million to income to the 1999 second quarter. The 1999 six-month period included a total of 76 joint-venture home closings for $15.7 million adding $1.6 million to income. At June 30, 1999, a total of 85 residential lots were in escrow.

INDUSTRIAL AND COMMERCIAL SALES

INDUSTRIAL SALES
Results for the second quarter and six-month period of 2000 include two industrial parcels totaling 4.2 acres which closed escrow for $2.3 million and contributed $0.7 million to income. At June 30, 2000, a total of 41.6 acres was in escrow for $21.1 million, with closings scheduled during the remainder of the year. All escrow closings are subject to market and other conditions.

The industrial vacancy rate in the Company's two industrial/business parks is 3.9% compared with 5.8% at the end of the 2000 first quarter. The Company has approximately 360 acres of entitled industrial land remaining. Planning continues on 500 acres west of I-5 surrounding Six Flags Magic Mountain for mixed-use development.

In the second quarter of 1999, escrow closed on three industrial parcels totaling 5.3 acres, contributing $2.9 million to revenues and $1.0 million to income. These sales brought industrial escrow closings for the first six months of 1999 to a total of 20.4 acres which combined contributed $9.9 million to revenues and $2.0 million to income. The six-month period ended June 30, 1999 also included the sale of the last remaining large parcel at the Cowell Ranch in northern California which added $10.0 million to revenues and $8.2 million to income.

COMMERCIAL LAND SALES
One commercial parcel totaling 11.2 acres closed escrow for $6.4 million and contributed $1.5 million to income for the 2000 second quarter and six-month period under percentage of completion accounting. A Lowe's Home Improvement Warehouse will be constructed on the site. At June 30, 2000, eight parcels totaling 42.7 acres were in escrow for approximately $28 million with closings scheduled during the third and fourth quarters. All escrow closings are subject to market and other conditions.

Three commercial escrow closings in the 1999 second quarter, totaling 35.6 acres, contributed $22.6 million to revenues and $13.3 million to income. The largest was a 32.8-acre apartment site which added $18.7 million to revenues and $10.9 million to income under percentage of completion accounting. In the first six months of 1999, the Company recognized $3.4 million in revenues from the prior year sale of Valencia Marketplace, a high volume retail center; however, no income was recognized due to revised costs to complete the construction and leasing of the center.

COMMERCIAL ASSET SALES
During the 2000 first quarter, escrow closed on the first two retail properties in the Company's asset sales program, Castaic Shopping Center and Plaza del Rancho, adding $18.8 million to revenues and $3.7 million to income. The sales are part of the Company's plan to sell approximately one-half of its income portfolio, valued at $220 million, to finance the unit repurchase program. For additional information on the unit repurchase program, refer to the LIQUIDITY AND CAPITAL RESOURCES section of this discussion.

A buyer has been identified for the Valencia Town Center regional mall, Valencia Entertainment Center and retail buildings along Town Center Drive. Escrow is expected to close in the third quarter. A prospective buyer for the three-story building on Town Center Drive, six-story Princess Cruises building and two additional buildings under construction for Princess Cruises has commenced its due diligence review on the properties. The sale is expected to be completed later this year. All escrow closings are subject to market and other conditions. Aggregate prices are on target with the Company's expectations. Offers are still being received and reviewed on the Bank of America building and the Spectrum Club building, including 7.9 acres surrounding the club.

COMMUNITY DEVELOPMENT

The Company's community development activities are focused on securing the necessary entitlements as well as an intensified strategic marketing and branding program to support the buildout of Valencia residential land by 2005 and begin the development of approximately 21,600 homes in Newhall Ranch, a new town on the Company's 12,000 acres west of Valencia. The Company's ability to achieve its goals and increase the pace of development is contingent upon obtaining the necessary entitlements from the County of Los Angeles and the City of Santa Clarita.

As previously announced, on May 31, Superior Court Judge Roger Randall sent six issues addressed in the Newhall Ranch Environmental Impact Report to Los Angeles County for further environmental review. These six issues include the impact of the Newhall Ranch development on the Salt Creek wildlife corridor and traffic in Ventura County; biological impacts on the Santa Clara River corridor due to bank protection and storm water runoff; consistency with the General Plan and impacts in Significant Ecological Area 23; adequacy and reliability of water supply; and, a further alternative site analysis for the water reclamation plant location. The Court ruled in the Company's favor on all other issues raised by opponents.

After evaluating the above ruling, the Company is addressing the issues and believes they can be resolved to the satisfaction of the Court in about one year, in which case the process is expected to delay the start of the project until 2003. However, the length of time of the public hearing and judicial process is difficult to predict, and circumstances could further delay resolution of the issues. The supplemental environmental analysis of the six issues will be circulated for public review and comments. Following the public review period, both the Los Angeles County Regional Planning Commission and the Board of Supervisors must review the issues, hold public hearings and certify the environmental analysis before the case is referred back to the Court. An adverse decision by the County or the Court and/or additional legal action will likely delay the start of the development of the community beyond 2003.

Also during the second quarter, a Los Angeles Superior Court ruled favorably on the Environmental Impact Report for Valencia's Westridge Golf Course community; however, the plaintiff has filed a notice that it will appeal the ruling. The Company continues to work on plans for the community consisting of approximately 1,200 homes and 500 apartments. About 400 homes are expected to have golf course frontage or other spectacular views, many on estate-size lots. The community will also have approximately 230 acres as designated open space, including a preserve for oak trees. Lots are expected to be sold to builders starting in 2001, with homes expected for sale in 2002 and 2003; and the Tournament Players Club (TPC) Golf Course scheduled to open in 2002. These schedules may be adversely affected by additional legal actions, including, but not limited to, the appeal of the Los Angeles County Superior Court ruling. In addition, several groups have provided the Company with notice of their intent to challenge a permit relating to the development of a portion of the community which was issued by the U.S. Army Corps of Engineers.

The Company holds an option on 1,800 acres in the City of Broomfield, Colorado, between Denver and Boulder. The Company is in discussions with a possible buyer to assume development of the project. Current plans are for approximately 3,000 homes and 215 acres of office and commercial development.

Community development expenses decreased 37% and 24% from comparative prior year three and six-month periods, respectively, primarily due to expenses in the prior year relating to Newhall Ranch entitlements and certain initial costs relating to commercial properties under development. With additional entitlement and legal costs relating to Newhall Ranch and with the Company's continued focus on obtaining entitlements and strategic marketing, community development expenses for the year are expected to increase about 10% over 1999.


INCOME-PRODUCING PROPERTIES

As announced in September 1999, the Company plans to sell approximately one-half of its income portfolio, valued at about $220 million, to finance the repurchase of up to 6,384,446 of the Company's partnership units, equal to approximately 20% of the outstanding units at that time. During the 2000 second quarter, escrow closed on two retail properties, Castaic Shopping Center and Plaza del Rancho. When the asset sales program is completed, revenues and income from the commercial portfolio will be substantially reduced. For additional information on properties to be sold and the unit repurchase program, refer to the INDUSTRIAL AND COMMERCIAL LAND SALES and LIQUIDITY AND CAPITAL RESOURCES sections of this discussion. Revenues and income increased 25% and 46%, respectively, in the second quarter of 2000 over the year earlier quarter due in large part to suspension of depreciation on income properties held for sale. Also, contributing to the increases were new retail leases along Town Center Drive, improved performances by the Hyatt Valencia hotel, and higher apartment occupancy rates. For the six-month period, revenues and income were up 26% and 64%, respectively, over the first six months of 1999. Approximately 60% of the increase in income in the second quarter of 2000 and approximately 50% of the increase in the 2000 six-month period is attributable to depreciation no longer being taken on properties expected to be sold this year.

With businesses moving into Valencia creating new jobs, demand for apartments continues to be strong. At the end of the second quarter, occupancy rates at the Company's three established apartment complexes were close to 100%, while Montecito, the Company's new 210-unit, high-end apartment complex is 94% leased and continues to command the highest rents in the Santa Clarita Valley.

The Hyatt Valencia hotel followed an improved first quarter 2000 performance with a stronger second quarter. For the six months ended June 30, 2000, occupancy rates were 64% compared with 42% for the year earlier period. Room rates also increased. Occupancy rates at the Hilton Garden Inn were 72% compared with 74% last year.

The Company's two neighborhood shopping centers, River Oaks and NorthPark Village Square, are 99% and 100% leased, respectively.

VALENCIA WATER COMPANY

Valencia Water Company is a regulated utility and a wholly-owned subsidiary of the Company. For the second quarter of 2000, revenues increased 10% and income decreased 5% as a result of nonrecurring administration costs in connection with Public Utilities Commission proceedings. For the six months ended June 30, 2000, income increased 15% on a 9% increase in revenues as the utility benefited from continued expansion of the customer base, drier weather and continued improvement in operating efficiencies.

AGRICULTURAL OPERATIONS AND RANCH SALES

For the three months ended June 30, 2000, agriculture revenues and income, including the Company's energy operations, were below the year earlier quarter primarily due to a sharp decline in the price of oranges. This was partially offset by higher earnings from energy operations, due to oil prices being more than double from prices recorded during the three months ended June 30, 1999. For the first half of 2000, income was ahead of the year earlier on slightly lower revenues, again with energy being a primary contributor. With less land for farming as a result of sales of ranch land in the prior year, income from agricultural operations is expected to decrease substantially for all of 2000 compared to last year.

The 1999 six-month period included the sale of the Company's three remaining parcels at the Merced Ranch for $4.0 million contributing $2.8 million to income. The sale was part of a strategic plan to sell land not suitable for development. No additional sales of non-developable farmland are planned for 2000.

With the first quarter 1999 sale of the remaining portions of the Merced Ranch and the fourth quarter 1999 sale of the Suey Ranch, agricultural operations are now concentrated on the 14,000-acre New Columbia Ranch, which is about 74% leased to tenant farmers, and the 1,000-acre Newhall Orchard in Ventura County, where oranges and lemons remain as the major crops. Most of the remaining 15,000 acres owned in Ventura County is leased for cattle grazing.

GENERAL AND ADMINISTRATIVE EXPENSE

Decreases of 33% and 25% in general and administrative expenses from the prior year comparable three- and six- month periods, respectively, are primarily due to lower expenses for land acquisition activities. For all of 2000, general and administrative expenses are expected to decrease about 15% from 1999 levels.

INTEREST AND OTHER

Net interest expense for the second quarter increased 70% from the prior year three-month period and 56% from the prior year six-month period due to the Company increasing its borrowings under credit facilities to fund partnership unit repurchases. The increases are partially offset in both periods by higher interest income from land sale promissory notes. A portion of the sales proceeds from income properties held for sale will be used to pay down debt as escrows close. Interest expense in 2000 for the total year is expected to be substantially higher than in the previous year due to the Company's increased borrowings.

                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2000, the Company had cash and cash equivalents of $2.9 million and $40.6 million, respectively, available under bank lines, net of $13.4 million in letters of credit. Borrowings outstanding totaled $128 million against unsecured lines of credit and $40 million against a revolving mortgage facility. In addition, the Company had fixed rate debt totaling $123.0 million. The Company believes it has adequate sources of cash from operations and debt capacity to finance its operations and, combined with anticipated land and property sales, to fund its unit repurchases. At June 30, 2000, there was no debt against raw land or land under development inventories in Valencia.

A $40 million revolving mortgage facility secured by Valencia Town Center, which matured in December 1999 and was previously extended until May 22, 2000, has been extended until the earlier of September 22, 2000 or the sale of the center. In addition, in June 2000, the Company procured a new $20 million unsecured line with Wells Fargo which matures on September 22, 2000.

The Company continues to follow its business strategy announced in September 1999 to capitalize on its significant underlying asset values by repurchasing up to 6,384,446 units, including 884,446 units under a previous authorization, equal to approximately 20% of the outstanding units at that time. During the first six months of 2000, the Company repurchased a total of 2,584,355 units for $71.8 million, or an average price of $27.77 per unit. From the plan's announcement through June 30, 2000, the Company has repurchased 4,308,307 units, or 67.5% of the 6,384,446 units, for $114.0 million, or $26.46 per unit. At June 30, 2000, a total of 2,076,139 units remained to be repurchased under the current authorization.

The Company plans to provide the cash to fund the unit repurchases and provide the capital to continue ongoing planning and land development activities through the use of existing debt capacity until the proposed land and income property sales are completed during 2000. The Company repurchases partnership units from time to time in the open market and through block transactions. Numerous factors could affect the Company's ability to complete the repurchase program including, but not limited to, changing market conditions, rising interest rates, challenges to governmental approvals, and finding suitable buyers for certain properties.

There are no material commitments for capital expenditures other than the Company's plans in the ordinary course of its business to complete income properties under construction. The Company expects to spend approximately $15 million in the second half of 2000 to complete construction of the two office buildings which have been leased to Princess Cruises and to complete the Valencia Entertainment Center expansion. These properties are expected to be sold later this year as part of the Company' plan to fund the unit repurchase program. In addition, the Company expects to invest approximately $25 million in major roads and freeway improvements and approximately $30 million in land development in the second half of 2000 to enable the Company to close additional land sales.

THE FOLLOWING DISCUSSION RELATES TO PRINCIPAL ITEMS IN THE CONSOLIDATED STATEMENTS OF CASH FLOW:

OPERATING ACTIVITIES
Net cash provided by operating activities totaled $33.4 million for the first six months of 2000 and included the sale of 208 residential lots, 15.4 industrial and commercial acres, and the sale of two income properties, Castaic Shopping Center and Plaza del Rancho. These sales provided $40.0 million in cash including a $3.7 million note from a first quarter residential lot sale which was paid in the second quarter. In addition, $21.9 million of notes in conjunction with land sales in prior years were collected. Expenditures for land under development inventories totaled $34.6 million and were primarily related to land preparation and infrastructure improvements to ready land for development for sale and agricultural crop costs.

INVESTING ACTIVITIES
Expenditures for development of income-producing properties totaled $13.1 million and were primarily for two office buildings under construction for Princess Cruises and the Valencia Entertainment Center expansion. Purchase of property and equipment was primarily for water utility construction

FINANCING ACTIVITIES
Distributions totaling $15.8 million have been paid year-to-date consisting of two quarterly distributions of $.10 per unit each and a $.35 per unit special distribution. An additional $.10 per unit distribution was declared on July 19, 2000 payable September 11, 2000 to unitholders of record on August 4, 2000. The declaration of distributions and the amount declared is reviewed by the Board of Directors on a quarterly basis taking into account the Company's earnings, financial condition and prospects.

Borrowings against lines of credit increased $68.6 million during the six-month period due to the Company's plan to utilize available debt capacity to fund the unit repurchase program until income property sales and land sales close escrow later in the year. For the six-month period ended June 30, 2000, a total of 2,584,355 units were repurchased for $71.8 million, or an average price of $27.77per unit.


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

INFLATION: The Company believes it is well positioned against the effects of inflation. Historically, during periods of inflation, the Company has been able to increase selling prices of properties to offset rising costs of land development and construction. Recently, residential land values have been increasing at a faster rate than costs. However, there are no assurances that this trend will continue. A portion of the commercial income portfolio is protected from inflation since percentage rent clauses and Consumer Price Index increases in the Company's leases tend to adjust rental receipts for inflation, while the underlying value of commercial properties has tended to rise over the long term.

INTEREST RATES AND FINANCING: Fluctuations in interest rates and the availability of financing have an important impact on the Company's performance. Sales of the Company's properties could be adversely impacted by the inability of buyers to obtain adequate financing. Further, the Company's real estate development activities are dependent on the availability of adequate sources of capital. A majority of the Company's credit facilities bear interest at variable rates and would be negatively impacted by increasing interest rates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt. At June 30, 2000, the Company had $168 million of variable debt with interest rates ranging from 7.61% to 8.15% and $123 million of fixed rate debt with interest rates ranging from 6.51% to 8.45%

The table below presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt at of June 30, 2000 by expected maturity dates:

                                                  Expected Maturity Date                                       Fair
                               --------------------------------------------------------------
(IN $000S)                        2000      2001      2002      2003      2004    Thereafter     Total         Value
                               -------------------------------------------------------------- ------------ --------------

Mortgage and Other Debt
  Fixed Rate Debt               $   1,376  $ 4,992   $ 5,153  $ 14,688    $ 5,272    $91,477     $122,958       $122,958
  Weighted Average Interest
    Rate                             7.37%    7.70%     7.68%     8.16%      7.61%      7.02%        7.24%

  Variable Rate Debt (1)        $ 168,000                                                        $168,000       $168,000
  Weighted Average Interest
    Rate                             7.83%                                                           7.83%

 (1) The Company has a $40 million revolving mortgage facility which bears interest at LIBOR plus 1.0% or Wells Fargo Bank's prime rate, at the election of the Company, against which $40 million was outstanding at June 30, 2000. The Company also has a $159 million unsecured revolving line of credit on which the rate is LIBOR plus 1.2%. At June 30, 2000, $128 million was outstanding against this line and $1 million was outstanding against a $1 million line of credit with Valencia Bank & Trust. In addition, the Company has procured a $20 million unsecured line with Wells Fargo on which the rate is LIBOR plus 1.35%. There was no outstanding balance against this line at June 30, 2000. The amounts set forth in the table above assume that the outstanding amounts under variable rate credit facilities will be repaid at the facilities' respective maturity dates. Management is in discussions with its lenders on a new unsecured revolving credit facility.

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

PART II .  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
Please refer to "Community Development" under Part I, Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits (listed by numbers corresponding to the Exhibit Table of Item
         601 in Regulation S-K):

         27       Financial Data Schedule

         99(a)    Amended and Restated Shareholders' Agreement dated July 19,
                  2000 by and among Newhall Management Corporation, its shareholders and the Newhall Management Corporation Voting
                  Trust.

         99(b)    Extension Agreement dated July 19, 2000 by and among Newhall
                  Management Corporation, its shareholders and the Newhall
                  Management Corporation Voting Trust, which extends the term for an additional ten years of the Voting Trust Agreement dated November 14, 1990.



         99(c)    Amendment Number One dated July 19, 2000 to the Limited
                  Partnership Agreement of Newhall Management Limited
                  Partnership.

         99(d)    Second Amendment dated July 19, 2000 to the Partnership
                  Agreement of Newhall General Partnership.

         99(e)    Amended and Restated By-laws of Newhall Management Corporation

(b)      The following report on Form 8-K was filed in the second quarter ended
         June 30, 2000.

         Item Reported                                               Date of Report
         -------------                                               --------------
         A news release issued by the Company on June 1, 2000         June 1, 2000
         concerning a ruling on the Newhall Ranch EIR litigation.

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


                      THE NEWHALL LAND AND FARMING COMPANY
                       (a California Limited Partnership)
                                   Registrant

                   By Newhall Management Limited Partnership,
                            Managing General Partner

                       By Newhall Management Corporation,
                            Managing General Partner




Date: July 28, 2000           By      /s/ THOMAS L. LEE
                                   ---------------------------------------------
                                   Thomas L. Lee, Chairman and Chief Executive
                                   Officer of Newhall Management Corporation
                                   (Principal Executive Officer)


Date: July 28, 2000           By      /s/ STUART R. MORK
                                   ---------------------------------------------
                                   Stuart R. Mork, Senior Vice President and
                                   Chief Financial Officer of Newhall Management Corporation (Principal Financial Officer)


Date: July 28, 2000           By      /s/ DONALD L. KIMBALL
                                   ---------------------------------------------
                                   Donald L. Kimball, Vice President - Finance
                                   and Controller of Newhall Management
                                   Corporation (Principal Accounting Officer)