Form 10-Q
period 2000-09-30
NEWHALL LAND & FARMING CO /CA/
filed 2000-11-14
CIK 751976

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

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

                                  Yes /X/ No / /

         26,833,513 partnership units outstanding at September 30, 2000.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income
(In thousands, except per unit)

                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            SEPTEMBER  30,              SEPTEMBER  30,
                                                       -----------------------     -----------------------
                                                          2000          1999         2000          1999
                                                       ---------     ---------     ---------     ---------
REVENUES

Real estate
  Residential home and land sales                      $   4,861     $  36,829     $  23,817     $  61,383
  Industrial and commercial sales                         20,711        16,566        49,044        63,231
  Commercial operations
   Income-producing properties                            14,156        13,164        43,110        36,185
   Valencia Water Company                                  4,220         3,765         9,613         8,702
                                                       ---------     ---------     ---------     ---------
                                                          43,948        70,324       125,584       169,501
                                                       ---------     ---------     ---------     ---------
Agriculture
  Operations                                               2,522         2,880         4,569         5,057
  Ranch sales                                                -             -             -           3,957
                                                       ---------     ---------     ---------     ---------
                                                           2,522         2,880         4,569         9,014
                                                       ---------     ---------     ---------     ---------
  Total revenues                                       $  46,470     $  73,204     $ 130,153     $ 178,515
                                                       =========     =========     =========     =========
CONTRIBUTION TO INCOME (LOSS)

Real estate
  Residential home and land sales                      $  (3,403)    $  10,917     $   2,945     $  14,489
  Industrial and commercial sales                          4,135         3,981         9,004        25,798
  Community development                                   (2,411)       (2,203)       (6,848)       (8,043)
  Commercial operations
   Income-producing properties                             7,221         4,236        20,268        12,187
   Valencia Water Company                                  1,237         1,031         2,476         2,108
                                                       ---------     ---------     ---------     ---------
                                                           6,779        17,962        27,845        46,539
                                                       ---------     ---------     ---------     ---------
Agriculture
  Operations                                                 202           271           919           862
  Ranch sales                                                -             -             -           2,847
                                                       ---------     ---------     ---------     ---------
                                                             202           271           919         3,709
                                                       ---------     ---------     ---------     ---------
Operating income                                           6,981        18,233        28,764        50,248

General and administrative expense                        (2,184)       (3,805)       (6,707)       (9,861)
Interest and other, net                                   (5,409)       (2,531)      (13,124)       (7,484)
                                                       ---------     ---------     ---------     ---------

Net income (loss)                                      $    (612)    $  11,897     $   8,933     $  32,903
                                                       =========     =========     =========     =========

Net income (loss) per unit                             $   (0.02)    $    0.38     $    0.32     $    1.03
                                                       =========     =========     =========     =========

Net income (loss) per unit - diluted                   $   (0.02)    $    0.38     $    0.32     $    1.03
                                                       =========     =========     =========     =========
Number of units used in computing per unit amounts:
  Net income per unit                                     26,967        31,341        27,942        31,821
  Net income per unit - diluted                           26,967        31,611        28,289        32,100

Cash distributions per unit:
  Regular                                              $    0.10     $    0.10     $    0.30     $    0.30
  Special                                                                               0.35          0.22


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets
(In thousands)

                                                                        SEPTEMBER 30,               DECEMBER 31,
                                                                            2000                       1999
                                                                         ---------                   ---------
ASSETS

Cash and cash equivalents                                                  $17,352                      $1,624
Accounts and notes receivable                                               28,545                      61,567
Land under development                                                      62,455                      39,401
Land held for future development                                            22,419                      28,570
Income-producing properties held for sale, net                             157,927                     149,433
Income-producing properties, net                                           119,846                     131,627
Property and equipment, net                                                 67,265                      61,318
Investment in joint ventures                                                   684                      16,682
Other assets and deferred charges                                           16,169                      14,602
                                                                         ---------                   ---------
                                                                          $492,662                    $504,824
                                                                         =========                   =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                           $27,973                     $24,244
Accrued expenses                                                            47,882                      46,329
Deferred revenues                                                           12,855                      21,227
Mortgage and other debt                                                    295,695                     222,825
Advances and contributions from developers for
  utility construction                                                      32,092                      25,690
Other liabilities                                                           25,559                      24,784
                                                                         ---------                   ---------
     Total liabilities                                                     442,056                     365,099

Partners' capital

26,834 units outstanding, excluding 9,939
 units in treasury (cost-$236,894), at
 September 30, 2000 and
29,668 units outstanding, excluding 7,104 units
 in treasury (cost-$157,394), at December 31, 1999                          50,606                     139,725
                                                                         ---------                   ---------
                                                                          $492,662                    $504,824
                                                                         =========                   =========

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows
(In thousands)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                 -----------------------
                                                                                   2000           1999
                                                                                 --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                      $  8,933       $ 32,903
 Adjustments to reconcile net income to net cash
   provided by operating activities:

   Depreciation and amortization                                                    7,442         11,092
   Increase in land under development                                             (51,180)       (71,861)
   Cost of sales and other inventory changes                                       34,275         75,210
   Decrease (increase) in accounts and notes receivable                            30,873        (21,062)
   (Decrease) increase in accounts payable, accrued
   expenses and deferred revenues                                                  (3,090)        30,714
   Cost of property sold                                                           15,997         12,593
   Other adjustments, net                                                           2,422            175
                                                                                 --------       --------
  Net cash provided by operating activities                                        45,672         69,764
                                                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Development of income-producing properties                                       (18,701)       (56,401)
 Purchase of property and equipment                                                (8,461)        (6,657)
 Distribution from (investment in)
 joint venture                                                                      3,974         (4,062)
                                                                                 --------       --------
 Net cash used in investing activities                                            (23,188)       (67,120)
                                                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions paid                                                               (18,552)       (16,716)
 Increase in mortgage and other debt                                               84,894         60,839
 Increase (decrease) in advances and contributions from
   developers for utility construction                                              6,402         (1,348)
 Purchase of partnership units                                                    (81,240)       (44,667)
 Issuance of partnership units                                                      1,740          1,811
 Other                                                                                -             (870)
                                                                                 --------       --------
 Net cash (used in) provided by financing activities                               (6,756)          (951)
                                                                                 --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          15,728          1,693

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      1,624          2,188
                                                                                 --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 17,352       $  3,881
                                                                                 ========       ========
Supplemental schedule of non-cash investing and financing activities:
Divestiture of joint venture                                                     $ 16,469
Note payable in connection with investment in joint venture                       (12,024)      $ 12,024


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

The consolidated financial statements include the accounts of The Newhall Land and Farming Company and its subsidiaries, all of which are wholly-owned (collectively, "the Company"). All significant intercompany balances and transactions are eliminated.

The Company's unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments necessary for a fair statement of the results of operations for the three and nine months ended September 30, 2000 and 1999 have been made. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found on pages 24 through 32 of the December 31,1999 Annual Report to Partners and particularly to Note 2 therein which includes a summary of significant accounting policies. Certain reclassifications have been made to prior periods' amounts to conform to the current period presentation.

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

- Agricultural crops are on an annual cycle and income is recognized upon harvest. Most major crops are harvested during the fall and winter.

NOTE 2. DETAILS OF LAND UNDER DEVELOPMENT

                                                     SEPTEMBER 30,     DECEMBER 31,
(IN $000)                                                 2000             1999
                                                     -----------       ----------
Residential land development                            $ 14,058         $  4,532
Industrial and commercial land development                47,921           34,524
Agriculture                                                  476              345
                                                     -----------       ----------
         Total land under development                   $ 62,455         $ 39,401

                                                     ===========       ==========


NOTE 3. DETAILS FOR EARNINGS PER UNIT CALCULATION



                                                                          INCOME               UNITS          PER UNIT
(in 000's except per unit)                                              (NUMERATOR)        (DENOMINATOR)
-----------------------------------------------------------------------------------------------------------------------
For three months ended September 30, 2000
Net loss per unit
  Net loss available to unitholders                                     $   (612)             26,967          $ (.02)
Effect of dilutive securities
  Unit options                                                                 -                 N/A               -
                                                                      -----------          ---------        ---------
Net loss per unit - diluted                                               $ (612)             26,967          $ (.02)

=======================================================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Note 3 (continued)

                                                                          INCOME               UNITS           PER UNIT
(in 000's except per unit)                                              (NUMERATOR)        (DENOMINATOR)
------------------------------------------------------------------------------------------------------------------------
For three months ended September 30, 1999
Net income per unit
  Net income available to unitholders                                    $11,897              31,341          $ .38
Effect of dilutive securities
  Unit options                                                                 -                 270              -
------------------------------------------------------------------------------------------------------------------------
Net income per unit - diluted                                            $11,897              31,611          $ .38
                                                                         ===============================================

For nine months ended September 30, 2000
Net income per unit
  Net income available to unitholders                                     $8,933              27,942          $ .32
Effect of dilutive securities
  Unit options                                                                 -                 347              -
------------------------------------------------------------------------------------------------------------------------
Net income per unit - diluted                                             $8,933              28,289           $.32
                                                                         ===============================================

For nine months ended September 30, 1999
Net income per unit
  Net income available to unitholders                                    $32,903              31,821             $1.03
Effect of dilutive securities
  Unit options                                                                 -                 279              -
------------------------------------------------------------------------------------------------------------------------
Net income per unit - diluted                                            $32,903              32,100             $1.03
                                                                         ===============================================

NOTE 4. DETAILS OF INCOME-PRODUCING PROPERTIES, INCOME PRODUCING PROPERTIES HELD FOR SALE AND PROPERTY AND EQUIPMENT

                                                                           SEPTEMBER 30,                   DECEMBER 31,
(In $000s)                                                                     2000                            1999
-------------------------------------------------------------------------------------------------------------------------
Income-producing properties
    Land                                                                     $21,400                         $ 21,399
    Buildings                                                                112,552                          112,304
    Other                                                                     14,500                           14,498
    Properties under development                                               1,792                            8,904
-------------------------------------------------------------------------------------------------------------------------
                                                                             150,244                          157,105
    Accumulated depreciation                                                 (30,398)                         (25,478)
-------------------------------------------------------------------------------------------------------------------------
                                                                            $119,846                         $131,627
                                                                         ===============================================

Income-producing properties held for sale
    Retail                                                                  $104,687                         $115,462
    Office                                                                    53,295                           36,545
    OTHER                                                                     19,923                           19,857
     ----------------------------------------------------------------------------------------------------------------
                                                                             177,905                          171,864
    Accumulated depreciation                                                 (19,978)                         (22,431)
-----------------------------------------------------------------------------------------------------------------------
                                                                            $157,927                         $149,433
                                                                         ===============================================

                                                         6

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NOTE 4  (CONTINUED)

                                                                          SEPTEMBER 30,                 DECEMBER 31,
(In $000s)                                                                    2000                          1999
-----------------------------------------------------------------------------------------------------------------------
Property and equipment
    Land                                                                    $  3,759                         $  3,759
    Buildings                                                                  5,803                            5,343
    Equipment                                                                  9,435                            9,311
    Water supply systems, orchards and other                                  80,513                           73,635
    Construction in progress                                                   5,651                            5,111
---------------------------------------------------------------------------------------------------------------------
                                                                             105,161                           97,159
ACCUMULATED DEPRECIATION                                                     (37,896)                         (35,841)
----------------------------------------------------------------------------------------------------------------------
                                                                             $67,265                        $61,318
                                                                         ===============================================

NOTE 5.  BUSINESS SEGMENT REPORTING

The following table provides financial information regarding revenues from external customers, income and total assets for the Company's business segments and also provides a reconciliation to the Company's consolidated totals:

                                                                           THREE MONTHS ENDED SEPTEMBER 30, 2000
-----------------------------------------------------------------------------------------------------------------------
                                                                                        CONTRIBUTION
(In $000s)                                                              REVENUES      TO INCOME (LOSS)       ASSETS
-----------------------------------------------------------------------------------------------------------------------
Real Estate
  Residential                                                           $  4,861          $(3,403)       $   13,379
  Industrial and commercial                                               20,711            4,135            85,944
  Community development                                                     -              (2,411)           11,536
  Income-producing properties                                             14,156            7,221           282,394
  Valencia Water Company                                                   4,220            1,237            66,905
Agriculture                                                                2,522              202             6,553
Central administration                                                      -              (2,184)           25,951
                                                                  ------------------------------- ------------------
                                                                          46,470            4,797           492,662
Interest and other, net                                                     -              (5,409)             -
All other                                                                   -                -                 -
                                                                  -------------------------------------------------
                                                                       $46,470           $   (612)         $492,662
                                                                  ==================================================

                                                                          THREE  MONTHS ENDED SEPTEMBER 30, 1999
-----------------------------------------------------------------------------------------------------------------------
                                                                                        CONTRIBUTION
(In $000s)                                                              REVENUES          TO INCOME          ASSETS
-----------------------------------------------------------------------------------------------------------------------
Real Estate

  Residential                                                           $ 36,829        $  10,989         $  27,841
  Industrial and commercial                                               16,566            4,065            92,547
  Community development                                                     -              (2,137)            8,393
  Income-producing properties                                             13,164            4,254           288,994
  Valencia Water Company                                                   3,765            1,061            59,158
Agriculture                                                                2,880              295            18,433
Central administration                                                      -              (3,499)           12,133
                                                                  -------------------------------------------------
                                                                          73,204           15,028           507,499
Interest and other, net                                                     -              (2,531)             -
All other                                                                   -              (  600)             -
                                                                  -------------------------------------------------

                                                                       $ 73,204         $  11,897          $507,499
                                                                  ==================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


NOTE 5  (CONTINUED)

                                                                          NINE MONTHS ENDED SEPTEMBER 30, 2000
-----------------------------------------------------------------------------------------------------------------------
                                                                                        CONTRIBUTION
(In $000s)                                                              REVENUES          TO INCOME          ASSETS
-----------------------------------------------------------------------------------------------------------------------
Real Estate
  Residential                                                           $ 23,817         $  2,994         $  13,379
  Industrial and commercial                                               49,044            9,092            85,944
  Community development                                                     -              (6,776)           11,536
  Income-producing properties                                             43,110           20,284           282,394
  Valencia Water Company                                                   9,613            2,498            66,905
Agriculture                                                                4,569              930             6,553
Central administration                                                      -              (6,415)           25,951
                                                                  -------------------------------------------------
                                                                         130,153           22,607           492,622
Interest and other, net                                                     -             (13,124)             -
All other                                                                   -                (550)             -
                                                                  -------------------------------------------------

                                                                       $130,153          $  8,933          $492,662
                                                                  ==================================================

                                                                          NINE MONTHS ENDED SEPTEMBER 30, 1999
-----------------------------------------------------------------------------------------------------------------------
                                                                                        CONTRIBUTION
(IN $000S)                                                              REVENUES          TO INCOME          ASSETS
                                                                                             >
Real Estate
  Residential                                                           $ 61,383         $ 14,693          $ 27,841
  Industrial and commercial                                               63,231           26,036            92,547
  Community development                                                     -              (7,856)            8,393
  Income-producing properties                                             36,185           12,238           288,994
  Valencia Water Company                                                   8,702            2,193            59,158
Agriculture                                                                9,014            3,777            18,433
Central administration                                                      -              (8,994)           12,133
                                                                  --------------------------------------------------
                                                                         178,515           42,087           507,499
Interest and other, net                                                     -              (7,484)            -
All other                                                                   -              (1,700)            -
                                                                  --------------------------------------------------
                                                                        $178,515         $ 32,903          $507,499
                                                                  ==================================================

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

    Comparison of Third Quarter and Nine Months of 2000 to Third Quarter and
                              Nine Months of 1999
-------------------------------------------------------------------------------
                                    UNAUDITED
The amounts of increase or decrease in revenues and income from the prior year third quarter and nine months are as follows (in 000s, except per unit):


                                                                Third Quarter                             Nine Months
                                                           ----------------------------        ---------------------------------
                                                              Increase (Decrease)                      Increase (Decrease)
                                                           ---------------------------------------------------------------------
                                                              Amount             %                 Amount                 %
                                                           ------------     ------------         ------------       ------------
REVENUES
  Real Estate
    Residential home and land sales                          $ (31,968)           -87%             $ (37,566)               -61%
    Industrial and commercial sales                              4,145             25%               (14,187)               -22%
    Commercial operations
        Income-producing properties                                992              8%                 6,925                 19%
        Valencia Water Company                                     455             12%                   911                 10%
                                                           ------------     ------------         ------------       ------------
                                                               (26,376)           -38%               (43,917)               -26%
  Agriculture
     Operations                                                   (358)           -12%                  (488)               -10%
     Ranch sales                                                     -              -                 (3,957)              -100%
                                                           ------------     ------------         ------------       ------------
Total revenues                                               $ (26,734)           -37%             $ (48,362)               -27%
                                                        ===============     ===========        ==============       =============
CONTRIBUTION TO INCOME
  Real Estate
    Residential home and land sales                          $ (14,320)          -131%             $ (11,544)               -80%
    Industrial and commercial sales                                154              4%               (16,794)               -65%
    Community development                                         (208)            -9%                 1,195                 15%
    Commercial operations
        Income-producing properties                              2,985             70%                 8,081                 66%
        Valencia Water Company                                     206             20%                   368                 17%
                                                           ------------     ------------         ------------       ------------
                                                               (11,183)           -62%               (18,694)               -40%
  Agriculture
    Operations                                                     (69)           -25%                    57                  7%
    Ranch sales                                                      -              -                 (2,847)              -100%
                                                           ------------     ------------         ------------       ------------
 Operating income                                              (11,252)           -62%               (21,484)               -43%

    General and administrative expense                           1,621             43%                 3,154                 32%
    Interest and other, net                                     (2,878)          -114%                (5,640)               -75%
                                                           ------------     ------------         ------------       ------------

 Net income                                                  $ (12,509)          -105%             $ (23,970)               -73%
                                                           ============     ============         ============       ============

Net income per unit                                             ($0.40)          -106%                ($0.71)               -69%
                                                           ============     ============         ============       ============
Net income per unit - diluted                                   ($0.40)          -106%                ($0.71)               -69%
                                                           ============     ============         ============       ============

Number of units used in computing per unit amounts:
Net income per unit                                             (4,374)           -14%                (3,879)               -12%
                                                           ============     ============         ============       ============
Net income per unit - diluted                                   (4,644)           -15%                (3,811)               -12%
                                                           ============     ============         ============       ============

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the three months ended September 30, 2000, the Company recorded a net loss of $612,000 on revenues of $46.5 million. This compares with net income of $11.9 million on revenues of $73.2 million reported for the third quarter of 1999. Results for the 2000 third quarter include a $4.5 million loss as a result of the divestiture and expenses incurred prior to the divestiture of the Company's interest in City Ranch, a joint venture project with Kaufman and Broad of Southern California. The divestiture eliminates significant future cash requirements relating to development costs for the 4,500-home project and allows the Company to focus its resources on its unit repurchase program and the strong real estate market in Valencia where demand for residential, industrial and commercial land is excellent.

In addition, two accounting charges were recorded in the 2000 third quarter. In September, the Company agreed to accept a reduced note pay-off in the fourth quarter of this year in return for accelerating the due date on a 1998 industrial land sale note with scheduled maturities through September 2002. This resulted in the Company recording a $2.1 million charge in the third quarter of 2000 to reduce the note receivable and accrued interest to the negotiated $14.4 million pay-off amount. The note relates to a land sale in Valencia Commerce Center to developers who bought several parcels upon which they intended to construct office buildings. The first project has not leased well, and the developers have decided to develop the second 27-acre parcel (the collateral for the note) as industrial. The payoff amount, net of accrued interest, reflects current Valencia industrial land values of slightly over $11 per square foot. The industrial market in Valencia remains strong with vacancy rates in the Company's two industrial/business parks at slightly below 5%.

The second charge relates to the asset sale program. The Company has executed a letter of intent to sell its four office buildings in Valencia Town Center totaling 396,000 square feet, including two buildings under construction for Princess Cruises. Under the negotiated terms as of September 30, 2000, escrow is anticipated to close on the four office buildings in the fourth quarter of this year for approximately $74 million cash. This sales price exceeds the construction costs by approximately $11 million. However, a condition of the sale includes a monthly rental payment by the Company to the buyer for 161,000 square feet of building space (to be occupied by Princess Cruises) until Princess' rent commencement date in the first quarter of 2001. In addition, the Company has agreed to lease back approximately 49,000 square feet of retail space for 12-1/2 years. These provisions are treated as costs of the transaction. With regard to the retail leaseback, accounting guidelines do not allow the consideration of any future new or renewal leasing activity to reduce the calculation of the net obligation. As a result of the above accounting charge, the Company has estimated the accounting loss on the sale of the buildings, $1.2 million, as an impairment in the value of such assets and recognized it in the third quarter. Management believes that sub-leasing of the retail will more than offset this accounting loss over the life of the leaseback and ultimately will result in additional revenues and income. Closing of escrow under the terms described above is dependent on a number of factors including, but not limited to, completion of buyer's due diligence, completion of a definitive agreement and availability of buyer financing.

During the third quarter, the Company was informed that Valencia Water Company's most recent request to expand its service area was undergoing further review by the Public Utilities Commission. In October 2000, the Commission determined that environmental studies on water availability should be submitted for Valencia Water Company's expansion areas which include the Company's remaining undeveloped residential properties in Valencia, excluding Westridge and River Park. Under the ruling, Valencia Water Company will be filing a response during the later half of the fourth quarter, after which the Commission will determine the scope of the necessary environmental review needed. It is expected that this process will delay lot sales in the affected areas previously scheduled to close in the fourth quarter of 2000 and early in 2001 well into next year. However, the length of time of the Commission's review and decision are difficult to predict, which could further delay the service expansion request.

Valencia Westridge, the Company's golf course community planned for 1,200 homes and 500 apartments, is not affected by the PUC ruling and land development work has commenced. The Company expects to begin marketing this project next year with lot sales expected in the second half of 2001.

As previously reported, a buyer had been identified for the Valencia Town Center Mall, Valencia Entertainment Center and retail buildings along Town Center Drive. As announced on August 28, 2000, the buyer terminated due diligence work and decided not to proceed with the proposed purchase as a result of the Chapter 11

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


bankruptcy filing by Edwards Theaters Circuit, Inc. Edwards Theaters has two theater complexes totaling 21 screens and an IMAX 3D theatre in the Mall and Entertainment Center. Independent industry data indicate that out of the approximately 70 Edwards Theater locations in Southern California, Valencia Town Center's complexes are among the top 25% in total box office performance. The theaters are state-of-the-art and are located in a premier shopping area in the heart of Valencia, which is a strong and growing area. Edwards has paid rent when due on its leases in the two complexes. The Company is in the process of identifying other potential buyers for the mall and entertainment center, but does not expect a sale to be completed this year.

A buyer has been identified for Chiquita Canyon Landfill, a significant Company asset. Completion of the possible sale and the timing are uncertain. Sale of the Bank of America and Spectrum Club buildings is not expected to be completed this year.

The Company expects this year's revenues to include about $25 million from the 208 residential lots sold in the first half of the year and revenues recognized on prior year lot sales. About 100 acres of industrial and commercial land are either sold or scheduled to close this year, for approximately $65 million. The retail asset sales that closed earlier in the year, together with the office portfolio in escrow, are scheduled to generate approximately $90 million in revenues. Escrow closings are dependent upon market and other conditions.

The current unit repurchase program, begun in September 1999, is 73% complete. While the remaining 1.7 million units may not be repurchased by the end of this year, the Company is focused on completing the current authorization as soon as possible when major asset sales are completed. In addition, if current strong business conditions continue, additional unit repurchases may be authorized in addition to the current program in 2001, dependent primarily on the level of land sales that close escrow next year.

During the third quarter of 2000, a total of 342,095 partnership units was repurchased at an average price of $27.69 per unit. From the date of the plan's announcement through September 30, 2000, a total of 4,650,402 units, or 73% of the 6,384,446 units, was repurchased at an average price of $26.55 per unit. A total of 1,734,044 units remains to be repurchased under the current authorization.

The Company repurchases partnership units from time to time in the open market and through block transactions. Numerous factors could affect the Company's ability to complete the repurchase program including, but not limited to, changing market conditions, rising interest rates, challenges to governmental approvals, and finding suitable buyers for certain properties.

The increases and decreases in revenues and income by business segment for the three and nine months are attributable to the following:

RESIDENTIAL HOME AND LAND SALES

In the quarter ended September 30, 2000, no residential lots closed escrow, however, revenues of $4.9 million and income of $2.2 million were recognized from previous lot sales in Bridgeport under percentage of completion accounting. The 2000 nine-month period includes the sale of 208 lots in Bridgeport, which contributed $12.2 million to revenues, and $5.5 million to income under percentage of completion. In addition, revenues of $11.4 million and income of $5.2 million were recognized in the nine-month period from lots sold in the prior year.

During the third quarter of 1999, the Company closed escrow on 154 finished lots in Bridgeport for $18.5 million, contributing $9.3 million to income under percentage of completion accounting. Results for the 1999 nine-month period also included the sale of 193 residential lots in Bridgeport for a multi-family project which added $9.5 million to revenues $3.8 million to income under percentage of completion. Results for the 1999 quarter and nine-month period also include $1.1 million received from price and profit participation agreements relating to Valencia lot sales in prior years. In addition, the 1999 three-month period included $16.7 million in revenues and $1.7 million in income and the 1999 nine-month period included revenues of $32.3 million and income of $3.3 million from 65 and 141 joint-venture home closings, respectively.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The supply of new homes released for sale continues to increase and, during the 2000 third quarter, five new product lines were added to the 11 already available. Merchant builders sold 124 homes in the 2000 third quarter, up from the 110 homes sold in the year earlier quarter and 68 homes sold in the second quarter of 2000. This brings the total for the first nine months of 2000 to 278 homes sold compared with 319 homes sold in the first nine months of 1999 which included 141 by the Company's joint ventures. The Company completed the sell-out of its remaining Valencia homebuilding joint ventures in 1999 and its efforts since have been concentrated on lot sales to merchant builders. While the Company does not participate directly in profits generated from escrow closings by merchant builders, the absorption of these previously sold lots is key to the Company's future success in selling additional lots.

The Public Utilities Commission (PUC) review of Valencia Water Company's request to expand its service area will delay the sale of certain residential lots previously planned for later this year and early in 2001 well into next year. However, the length of time the PUC will take to review and render its decision is difficult to predict, which could further delay lot sales The neighborhoods affected include: 700 entitled lots on about 54 net acres in Alta Vista; 1,200 entitled lots on about 110 net acres in Creekside and Hidden Creek (formerly known as East Creek), all of which were approved for annexation to the City of Santa Clarita last year; and 2,545 entitled lots on about 287 net acres in the West Creek community, which received tentative approval by the L.A. County Board of Supervisors in September 2000. About 1,000 lots on approximately 100 net acres yet to be approved in River Park will be serviced by another water purveyor and will not be affected by the PUC ruling. The number of entitled lots for a specific project compared to the number of lots sold will vary according to market conditions, merchant builder needs and a variety of other conditions.

In October 2000, a petition for writ of mandate and injunctive relief concerning the West Creek community was filed by Santa Clarita Organization for Planning the Environment in Los Angeles County Superior Court against the County of Los Angeles, the Los Angeles County Board of Supervisors, the California Department of Fish and Game, and the Company as the real party in interest. The petition alleges violations of: 1) the California Environmental Quality Act (CEQA); 2) Planning and Zoning Act; 3) California Endangered Species Act; and 4) Section 1603 of the California Fish and Game Code. The petition was recently filed and the Company is reviewing the allegations. As with prior CEQA lawsuits in which the Company was a real party in interest, the results of these types of legal challenges are difficult to predict. An adverse decision will likely delay the development of the community beyond the delay created by the PUC process previously mentioned.

Valencia Westridge, the Company's 1,700-home golf course community, is not affected by the PUC ruling and land development work has commenced. The 280 net acre project will consist of approximately 1,200 homes and 500 apartments. About 400 homes will have golf course frontage or spectacular views, many on estate-size lots. The community also will contain a 200-acre preserve for oak trees and open space. Lots are anticipated to be sold to merchant builders starting in the second half of 2001, with homes expected to be available for sale in 2002. The Tournament Players Club (TPC) Golf Course, which is designed to serve as the site for an annual PGA TOUR-sanctioned golf tournament, is scheduled for completion in 2002. These schedules may be adversely affected by additional legal actions, including, but not limited to, the appeal of the Los Angeles County Superior Court ruling approving the project's Environmental Impact Report. In addition, several groups have given the Company notice of their intent to challenge a permit that was issued by the U.S. Army Corps of Engineers relating to the development of a portion of the community.

INDUSTRIAL AND COMMERCIAL SALES

INDUSTRIAL LAND SALES
Two industrial parcels in Valencia Commerce Center totaling 34.4 acres closed escrow in the 2000 third quarter, adding $12.8 million to revenues and $3.2 million to income for the third quarter. Under percentage of completion accounting, an additional $3.6 million in revenues and $800,000 in income is expected to be recorded in the fourth quarter from these sales. The 2000 nine-month period also includes two industrial parcels totaling 4.2 acres for $2.3 million contributing $700,000 to income. At September 30, 2000, six parcels totaling 15.1 acres were in escrow for approximately $8.4 million, with closings scheduled for the fourth quarter. All escrow closings are subject to market and other conditions.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The industrial market in Valencia remains strong with vacancy rates in the Company's two industrial/business parks at slightly below 5%. The Company has approximately 380 acres of entitled industrial land remaining in Valencia.

In the 1999 third quarter, $7.6 million in revenues and $400,000 in income were recognized upon the completion and sale of a 170,000-square-foot build-to-suit facility in Valencia Commerce Center. The sale of the land for this facility closed escrow in the first quarter of 1999. A 4.4-acre parcel in Valencia Industrial center also closed escrow during the third quarter for $1.7 million adding $630,000 to income. In addition to third quarter sales, results for the 1999 nine-month period include industrial land closings on 20.5 acres contributing $9.8 million to revenues and $2.0 million to income. At September 30, 1999, four industrial parcels totaling 26.2 acres were in escrow or were being held under deposit for $19.3 million including a 100,000-square-foot build-to-suit on 5.2 acres.

COMMERCIAL LAND SALES
During the 2000 third quarter, three commercial parcels totaling 4.1 acres closed escrow, contributing $2.8 million to revenues and $1.8 million to income. The nine-month period also includes an 11.2-acre commercial parcel for a Lowe's Home Improvement Warehouse which closed escrow for $6.4 million, contributing $4.2 million to revenues and $1.5 million to income under percentage of completion accounting. At September 30, 2000, a total of 29.2 commercial acres was in escrow for approximately $24 million, with closings scheduled for the fourth quarter. An additional 42.8 commercial acres are in escrow for approximately $27 million, with closings anticipated in the first quarter of 2001. All escrow closings are subject to market and other conditions.

Commercial escrow closings during the third quarter of 1999 totaled 8.1 acres adding $2.2 million to revenues and $1.4 million to income. In addition, the Company recognized additional revenues of $4.5 million and income of $2.9 million in the 1999 third quarter under percentage of completion accounting from the 1999 second quarter sale of a 32.8-acre apartment site. The 1999 nine-month period included $23.2 million in revenues and $13.8 million in income under percentage of completion from the 32.8-acre apartment site and sale of two commercial parcels totaling 2.7 acres for $3.9 million adding $2.3 million to income. At September 30. 1999, five commercial parcels totaling 31.7 acres were in escrow or were being held under deposit for $22.7 million.

COMMERCIAL ASSET SALES
No commercial asset sales were completed in the 2000 third quarter. During the nine months ended September 30, 2000, the Company closed escrow on two retail properties in the Company's asset sales program, Castaic Shopping Center and Plaza del Rancho, adding $18.8 million to revenues and $3.7 million to income to the nine-month period. These sales are part of the Company's plan to sell approximately one-half of its income portfolio to finance the unit repurchase program. There were no commercial asset sales in the 1999 three- or nine-month periods.

OTHER PROPERTY SALES
During the 2000 third quarter, a right-of-way purchase by Caltrans for a widening project along Highway 126 contributed $5.1 million to revenues and $4.0 million to income. The 1999 nine-month period included the sale of the last remaining large parcel at the Cowell Ranch in northern California which added $10.0 million to revenues and $8.2 million to income.

COMMUNITY DEVELOPMENT

The Company's community development activities are focused on securing the necessary entitlements as well as an intensified strategic marketing and branding program to support the buildout of Valencia and begin the development of approximately 21,600 homes in Newhall Ranch located on the Company's 12,000 acres west of Valencia. The Company's ability to achieve its goals and increase the pace of development is contingent upon obtaining the necessary entitlements from the County of Los Angeles and the City of Santa Clarita.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Community development expenses in the 2000 third quarter increased 9% from the 1999 third quarter primarily due to legal expenses relating to Newhall Ranch. For the nine-month period, community development expenses decreased 15% from the comparative prior year period primarily due to expenses in the prior year relating to Newhall Ranch entitlements and certain initial costs relating to commercial properties under development. Community development expenses for the year are expected to decrease about 10% over 1999.

The Company is proceeding with additional research and analyses on six issues in the Newhall Ranch Environmental Impact Report which were identified by a Kern County Superior Court as requiring further environmental review. As previously reported, the six issues include the impact of the Company's 21,600-home Newhall Ranch development on the Salt Creek wildlife corridor and traffic in Ventura County; biological impacts on the Santa Clara River corridor, consistency with the General Plan and impacts in Significant Ecological Areas (SEAs); adequacy and reliability of the water supply; and a further alternative site analysis for the water reclamation plant location. The court ruled in the Company's favor on all other issues raised by opponents. The "affordable housing" opponent has filed a notice of its intent to appeal the Superior Court's decision.

The Company believes the six issues in question can be resolved to the satisfaction of the Court by the end of 2001, in which case development is expected to start in 2003. However, the length of time of the public hearings and judicial process will take is difficult to predict, and circumstances beyond the Company's control could further delay resolution of the issues. The additional environmental analyses of the six issues will be circulated for public review and comments. Following the public review period, both the Los Angeles County Regional Planning Commission and Board of Supervisors must review the issues, hold public hearings and certify the additional environmental analyses before the case is referred back to the Court. An adverse decision by the County or Court and/or additional legal action will likely delay the start of the development of the community beyond 2003.

The Company is in discussions with potential buyers interested in assuming the Company's option to develop the 1,800-acre project in the City of Broomfield, Colorado, located between Denver and Boulder. During the third quarter, the Company submitted its development plan application to the City. The plan calls for approximately 3,000 homes and 215 acres of office and other commercial development. To date, the Company has invested $2.2 million in the project and, if the option is sold, would expect the sale to generate a profit.

INCOME-PRODUCING PROPERTIES

As announced in September 1999, the Company plans to sell approximately one-half of its income portfolio to finance the repurchase of up to 6,384,446 of the Company's partnership units, equal to approximately 20% of the outstanding units at that time. In June 2000, escrow closed on two retail properties, Castaic Shopping Center and Plaza del Rancho.

Suspension of depreciation on income properties held for sale, improved hotel operations and a recovery of tenant billings previously reserved for in Valencia Town Center, contributed to increases in the portfolio's revenues and income of 8% and 70%, respectively, in the third quarter of 2000 over the year earlier quarter. For the nine months ended September 30, 2000, revenues and income were up 19% and 66%, respectively, over the first nine months of 1999. Approximately 74% of the increase in income in the third quarter of 2000 and approximately 56% of the increase for the nine-month period is attributable to depreciation no longer being taken on properties expected to be sold.

For the first nine months of this year, assets sold earlier this year and those being held for sale, including Valencia Town Center, contributed $13.8 million to earnings. After the sale of the assets currently being marketed (including Valencia Town Center mall and the landfill), the portfolio is expected to generate annual net income before depreciation of approximately $15 to $16 million and contribution to income (after depreciation) of about $7 to $8 million.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's four apartment complexes totaling 924 units, including Montecito, the Company's new 210-unit, luxury apartment complex in Valencia Town Center, were 99% leased at September 30, 2000. With a significant number of new jobs being created in Valencia, there continues to be strong demand for apartments. Actual average rents at the Company's four complexes range from $1.15 to $1.57 per square foot per month. The overall average, currently $1.32 per square foot per month, is 4.8% higher than at year-end 1999.

Occupancy and room rates at the Hyatt Valencia Hotel continue to improve, with the third quarter of 2000 its strongest performance to date. During the third quarter, occupancy was 77% compared to 59% last year, on slightly higher average room rates. The Valencia Hilton Garden Inn benefited from new rides and attractions at the adjacent Six Flags Magic Mountain amusement park with a year-to-date occupancy rate of 80% at the end of the third quarter compared with 78% for the comparable period last year.

The Company's two neighborhood shopping centers, River Oaks and NorthPark Village Square, were both 100% leased at September 30, 2000.

VALENCIA WATER COMPANY

Valencia Water Company is a regulated utility and a wholly-owned subsidiary of the Company. For the third quarter of 2000, income increased 20% on a 12% increase in revenues. For the nine-month period, increases of 17% and 10% in income and revenues were recorded, respectively, over the corresponding prior year period. Results benefited from increased operating efficiencies and a growing base which now totals over 22,000 connections.

AGRICULTURAL OPERATIONS AND RANCH SALES

For the third quarter of 2000, agriculture revenues and income, including the Company's energy operations, were below the year earlier quarter, primarily due to a decline in the price of oranges. The decline was partially offset from higher revenues and net income from energy operations due to higher oil and gas prices compared to last year's prices. For the first nine months of 2000, income was slightly ahead of the year earlier period, with energy being the primary contributor. With less land for farming, income from agricultural operations for 2000 is expected to decrease substantially from 1999.

The 1999 nine-month period included the sale of the Company's three remaining parcels at the Merced Ranch for $4.0 million contributing $2.8 million to income. The sale was part of a strategic plan to sell land not suitable for development. No additional sales of non-developable farmland are planned in 2000.

The Company's agricultural operations are now concentrated on the 14,000-acre New Columbia Ranch and the 1,000-acre Newhall Orchard in Ventura County. Most of the remaining 15,000 acres owned in Ventura County are leased for cattle grazing.

GENERAL AND ADMINISTRATIVE EXPENSE

Decreases of 43% and 32% in general and administrative expenses from the prior year comparable three- and nine-month periods, respectively, are primarily due to lower expenses for land acquisition activities. For all of 2000, general and administrative expenses are expected to decrease about 20% from 1999 levels.

INTEREST AND OTHER

Net interest expense for the 2000 third quarter increased 114% from the prior year three-month period and 75% from the prior nine-month period primarily due the Company increasing its borrowings under credit facilities to fund partnership unit repurchases. The three-month comparison is also impacted by higher interest income from

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

industrial land sale notes in the prior year third quarter. A portion of the sales proceeds from income properties held for sale will be used to pay down debt as escrows close. Interest expense in 2000 for the total year is expected to be substantially higher than in the previous year due to the Company's increased borrowings.

                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had cash and cash equivalents of $17.4 million and $24.6 million in available lines of credit, net of $13.4 million in letters of credit. Borrowings totaled $145 million outstanding against unsecured lines of credit and $40 million against a revolving mortgage facility. In addition, the Company had fixed rate debt totaling $110.7 million. The Company believes it has adequate sources of cash from operations and debt capacity to finance its operations. At September 30, 2000, there was no debt against raw land or land under development inventories.

A $40 million revolving mortgage facility secured by Valencia Town Center shopping center and a $20 million unsecured line have been extended to November 22, 2000. The Company expects to increase the $40 million mortgage facility to $50 million and increase the $20 million unsecured line to $40 million, both with a one-year term. An existing $159 million unsecured line of credit which matures on November 14, 2000 is expected to be replaced with a $130 million line of credit with a three-year term.

The Company is following its business strategy announced in September 1999 to capitalize on its significant underlying asset values by repurchasing up to 6,384,446 units, equal to approximately 20% of the outstanding units at that time. As of September 30, 2000, a total of 4,650,402 units had been repurchased including 2,926,450 in the current year for $81.2 million. Due to delays in planned asset sales, the remaining 1,734,044 units may not be repurchased by the end of this year. However, the Company is focused on completing the current authorization as soon as possible when major asset sales are completed. In addition, if current strong business conditions continue, additional unit repurchases may be authorized in 2001 dependent primarily upon the level of land sales that close escrow next year.

The Company repurchases partnership units from time to time in the open market and through block transactions. Numerous factors could affect the Company's ability to complete the repurchase program including, but not limited to, changing market conditions, rising interest rates, challenges to governmental approvals, and finding suitable buyers for certain properties.

In September 2000, the Company divested its interest in the joint venture with Kaufman and Broad of Southern California, Inc. to develop City Ranch in Palmdale, California. The Company's initial investment totaled $16 million, including $4 million cash and a $12 million note payable to Kaufman and Broad. As a result of the divestiture and expenses incurred prior to the divestiture, a $4.5 million loss was recorded.

There are no material commitments for capital expenditures other than in the ordinary course of business. The Company expects to spend approximately $12.4 million in the fourth quarter of 2000 and first quarter of 2001 to complete the construction of two office buildings which have been leased to Princess Cruises. These buildings, along with two completed office buildings in Valencia Town Center, are expected to be sold in the fourth quarter as part of the Company's plan to fund the unit repurchase program. In addition, the Company expects to invest approximately $10 million in major roads and freeway improvements and approximately $10 million in land development during the remainder of the year.

THE FOLLOWING DISCUSSION RELATES TO PRINCIPAL ITEMS IN THE CONSOLIDATED STATEMENT OF CASH FLOWS:

OPERATING ACTIVITIES

Net cash provided by operating activities totaled $45.7 million for the 2000 nine-month period and included the sale of 208 residential lots, 53.9 industrial and commercial acres, and the sale of two income properties, Castaic Shopping Center and Plaza del Rancho. These sales provided $59.4 million in cash including a $3.7 million note from a first quarter residential lot sale which was paid in the second quarter. In addition, $21.9 million of notes in

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

conjunction with land sales in prior years were collected and $5.1 million was received from a right-of-way purchase by Cal Trans. As previously discussed, the Company recorded a $2.1 million charge in the 2000 third quarter to reduce a note receivable and accrued interest on a 1998 land sale to a negotiated $14.4 million pay-off amount in return for accelerating the due date to the fourth quarter of this year.

Expenditures for land under development totaled $51.2 million and were primarily related to land preparation and infrastructure improvements to ready land for development or sale and agricultural crop costs.

INVESTING ACTIVITIES
Expenditures for development of income-producing properties totaled $18.7 million and were primarily for two office buildings under construction for Princess Cruises and the Valencia Entertainment Center expansion. Purchase of property and equipment was primarily for water utility construction.

As discussed in the LIQUIDITY AND CAPITAL RESOURCES section above, in September 2000, the Company divested its interest in the City Ranch joint venture and recorded a $4.5 million loss.

FINANCING ACTIVITIES
Distributions totaling $18.6 million have been paid year-to-date consisting of three quarterly distributions of $.10 per unit each and a $.35 per unit special distribution. The next quarterly distribution will be considered by the Board of Directors on November 15, 2000. The declaration of distributions and the amount declared is reviewed by the Board of Directors on a quarterly basis taking into account the Company's earnings, financial condition and prospects.

Borrowings against lines of credit increased $85.6 million during the nine-month period due to the Company's plan to utilize available debt capacity to fund the unit repurchase program until income property sales and land sales are completed. For the nine-month period ended September 30, 2000, a total of 2,926,450 units was repurchased for $81.2 million, or an average price of $27.76 per unit.

2001 OUTLOOK
The Company's 2001 business plan anticipates revenues being generated from 1) residential, commercial, and industrial land sales; 2) the portfolio of income-producing properties; and 3) properties identified in the asset sale program that did not close escrow in 2000. About 600 improved, residential lots in the Westridge golf course community are planned to be marketed. In addition to the 31 acres of commercial/ industrial land in escrow in the 2000 fourth quarter that are scheduled to close next year, the business plan targets another 50 acres of commercial/industrial land to be sold in 2001. Anticipated sales will be dependent on a variety of factors, including, but not limited to, availability of financing to the buyer, regulatory and legal issues and successful completion of the buyer's due diligence.

Capital expenditures for 2001 primarily are limited to expenses for Valencia Water Company, the Company's wholly-owned water utility company, and are targeted at the same level as this year. With a projected sellout of Valencia residential land by 2005, community development expense is targeted to be somewhat higher than 2000, while general and administrative expense is expected to remain about the same. Debt is targeted to remain at or below approximately 60% of the value of our income portfolio.

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

forward-looking statements in this report. Such forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation to update or revise any forward-looking statements found herein to reflect any changes in Company expectations or results or any change in events. Also, the Company's success in obtaining entitlements, governmental and environmental regulations, timing of escrow closings, and marketplace acceptance of its business strategies are among the factors that could affect results. The following risks and related factors, among others, should be taken into consideration in evaluating the future prospects for the Company. Actual results may materially differ from those predicted.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt. At September 30, 2000, the Company had $185 million of variable debt with interest rates ranging from 7.63% to 8.15% and $110.7 million of fixed rate debt with interest rates ranging from 6.51% to 8.45%.

The table below presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt, as of September 30, 2000, by expected maturity dates:

                                                       Expected Maturity Date
                                 -------------------------------------------------------------------                Fair
(IN $000S)                          2000         2001       2002      2003     2004     Thereafter      Total       Value
                                 ------------------------------------------------------------------- ------------ -----------
Mortgage and Other Debt
 Fixed Rate Debt                    $  1,327    $1,986     $2,147   $11,682    $2,266    $91,477      $110,695    $110,695
 Weighted Average Interest Rate         7.48%     7.70%      7.68%     8.16%     7.61%      7.02%         7.24%


 Variable Rate Debt (1)             $185,000                                                          $185,000    $185,000
 Weighted Average Interest Rate         7.79%                                                             7.79%

(1) The Company has a $40 million revolving mortgage facility which bears interest at LIBOR plus 1.0% or Wells Fargo Bank's prime rate, at the election of the Company. The Company also has a $159 million unsecured revolving line of credit on which the rate is LIBOR plus 1.2% and a $2 million unsecured line on which the rate is LIBOR plus 1.35%. At September 30, 2000, $145 million was outstanding against the unsecured lines and $40 million was outstanding against the revolving mortgage facility. The amounts set forth in the table above assume that the outstanding amounts under the variable rate credit facilities will be repaid at the facilities' respective maturity dates. Management believes these lines will be renewed at maturity with similar terms.

There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. The Company manages its interest rate risk by maintaining conservative ratio of fixed-rate, long-term debt to total debt in order to maintain variable rate exposure at an acceptable level and by taking advantage of favorable market conditions for long-term debt. In addition, the Company's guideline for total debt is up to approximately 60% of the appraised value of the income portfolio.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Please refer to "Residential Home and Land Sales" and "Community Development" under Part I, Item 2. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

         27       Financial Data Schedule

         10(a) Amendment No. 3 to The Newhall Land and Farming Company Employee Savings Plan

         10(b) The Newhall Land and Farming Company Employee Savings Restoration Plan (As Amended And Restated Effective July 19,
                  2000)

PART II. OTHER INFORMATION

(b) The following report on Form 8-K was filed in the third quarter ended September 30, 2000.

    ITEM REPORTED                                                DATE OF REPORT
    -------------                                                --------------
    A news release issued by the Company on                      August 28, 2000
    August 28, 2000 concerning the prospective buyer of regional shopping center terminating due diligence work and possible delay of completion of unit repurchase program.

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

                     THE NEWHALL LAND AND FARMING COMPANY

                      (a California Limited Partnership)
                                Registrant

                  By Newhall Management Limited Partnership,
                           Managing General Partner

                     By Newhall Management Corporation,
                           Managing General Partner

Date: November 8, 2000                By     /s/ Thomas L. Lee
                                            -----------------------------------
                                            Thomas L. Lee, Chairman and Chief
                                            Executive Officer of Newhall
                                            Management Corporation (Principal
                                            Executive Officer)


Date: November 8, 2000                By     /s/ STUART R. MORK
                                             ----------------------------------
                                             Stuart R. Mork, Senior Vice
                                             President and Chief Financial
                                             Officer of Newhall Management
                                             Corporation (Principal Financial
                                             Officer)

Date: November 8, 2000                By     /s/ DONALD L. KIMBALL
                                             ----------------------------------
                                             Donald L. Kimball, Vice President
                                             - Finance and Controller of Newhall
                                             Management Corporation (Principal
                                             Accounting Officer)