Form 10-K
period 2000-12-31
NEWHALL LAND & FARMING CO /CA/
filed 2001-03-30
CIK 751976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-8885

THE NEWHALL LAND AND FARMING COMPANY
(a California Limited Partnership)
(Exact name of Registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	95-3931727 (I.R.S. Employer Identification No.)
23823 Valencia Boulevard, Valencia, California (Address of principal executive offices)	91355 (Zip Code)

Registrant's telephone number, including area code (661) 255-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Depositary Receipts	New York Stock Exchange Pacific Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of depositary receipts held by non-affiliates based upon the closing price of such depositary receipts on the New York Stock Exchange on February 28, 2001 was $585,437,073

THE NEWHALL LAND AND FARMING COMPANY
2000
FORM 10-K

PART I

Item 1. Business

INTRODUCTION

    The Newhall Land and Farming Company (a California Limited Partnership) (the "Company" or the "Partnership") is engaged in the development of residential, industrial and commercial real estate and in agriculture, on its approximately 50,000 acres in California. The interests in the Company (other than those held by the general partners) are represented by transferable Depositary Units listed on the New York and Pacific Stock Exchanges under the ticker symbol NHL (also referred to in this Annual Report as "partnership units"). The Company was reorganized from a corporation to a limited partnership on January 8, 1985. The predecessor corporation was established in 1883 by the family of Henry Mayo Newhall; the shares of the corporation were listed on the New York Stock Exchange in 1970.

    The Company's primary business is developing master-planned communities. Since 1965, the Company has been developing the town of Valencia on a portion of the Company's landholdings in Los Angeles County which now is home to approximately 42,000 residents and over 1,400 companies that provide 42,000 jobs. With approximately 6,700 acres remaining to be developed, and residential buildout expected by 2005, Valencia is the regional center for north Los Angeles County and the northern gateway to the entire Los Angeles metropolitan area.

    In 1994, the Company started the entitlement process on Newhall Ranch, a new master-planned community located on 12,000 acres adjacent to Valencia and west of Interstate 5. In March 1999, the Los Angeles County Board of Supervisors gave final approval for the project. The Newhall Ranch Specific Plan permits 21,600 homes in five villages and 325 net acres of commercial and business park uses. Planning and design work has started on the infrastructure for the project and detailed planning is proceeding on two of the five villages planned for the community. In June 2000, six issues in the project's Environmental Impact Report were identified by a Kern County Superior Court judge as needing additional environmental review. For additional information on these issues, please refer to the "Community Development" section under Part II. Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Valencia and Newhall Ranch are located on the Company's prime landholding consisting of over 19,000 contiguous acres in north Los Angeles County, the fastest growing region in California. The development potential of these properties is unmatched in the entire County and is directly in the path of growth along the Interstate 5 corridor, just 30 miles north of downtown Los Angeles. Four major freeways intersect Interstate 5 within ten minutes of Valencia providing businesses and residents easy access to the Los Angeles metropolitan area, major airports and the ports of Los Angeles and Long Beach.

    In the late 1980s, the Company adopted the strategy of selling farm properties with little or no potential for development and re-deploying the proceeds into real estate operations. As of December 31, 2000, more than 70,000 acres of non-strategic farmland have been sold. The Company's remaining agricultural properties are the New Columbia Ranch in the San Joaquin Valley and the Newhall Orchard in Ventura County.

    In September 1999, the Company initiated a strategy to repurchase up to 20%, or 6,384,446 units, of its outstanding partnership units. This represented a significant shift in business strategy and afforded the Company a major arbitrage opportunity to capitalize on the gap in its underlying asset value relative to the market price of the Company's units.

    The Company's strategy to accomplish the unit repurchases involved the sale of approximately one-half of the Company's income portfolio and the suspension of capital spending for new income portfolio additions. In 2000, two retail properties, four apartment complexes and four office buildings were sold and, as of December 31, 2000, a total of 4,899,502 units had been repurchased of which 3,175,550 units were repurchased in 2000. For additional information about income properties sold and unit repurchases, please refer to the sections titled "Results of Operations," "Income Property Sales" and "Liquidity and Capital Resources" under Part II. Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Financial information concerning the Company's business segments appears in Note 10 of the Notes to Consolidated Financial Statements in this Annual Report. Information regarding competition and compliance with governmental and environmental regulations appears in the Inflation, Risks and Related Factors section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report. At December 31, 2000, the Company had 195 employees.

Competition

    The sale and leasing of residential, industrial and commercial real estate is highly competitive, with competition coming from numerous and varied sources. The degree of competition is affected by such factors as the supply of real estate available which is comparable to that sold and leased by the Company and the level of demand for such real estate. Valencia experienced a slight decrease in its new home sale market share at both the local and the county level in 2000, due to the temporary decline in new home inventory. There is no assurance that this new home sales decline will reverse in the future even with an increasing supply of new homes in Valencia given competing projects in the region. This could impact the pace at which the Company is able to sell additional residential land.

Appraisal of Real Property Assets

    The independent appraisal firm of Buss-Shelger Associates appraised the market value of the Company's real property assets to be $991 million at December 31, 2000. The appraised properties did not include oil and gas assets, water supply systems, cash and cash equivalents and certain other assets. The net appraised value of the Company's total assets, including assets not independently appraised, was $922 million, after reduction for debt and certain other liabilities as shown in the table below.

    For the purpose of the appraisals, market value was defined as the most probable price in a competitive and open market under all conditions requisite to a fair sale, the buyer and seller each acting prudently, knowledgeably and assuming the price is not affected by undue stimulus. A significant portion of the appraised real property assets is located on the Company's 19,000 acres, 30 miles north of downtown Los Angeles and currently is undeveloped.

    Entitlements and the continuing development of Valencia enhance the appraised value of the Company's land assets. Although raw land increases in value as development opportunities arise, the most significant increases occur when necessary land use entitlements, including zoning and mapping approvals, are obtained from city and county governments. The appraised values of the Company's land and income-producing properties in the Valencia master-planned community have increased from $222 million in 1984, the first year independent property appraisals were obtained, to $740 million in 2000. On a per unit basis, the Company's net appraised value has increased from $11.74 to $34.66 over the same 17-year period.

    In 1999, Newhall Land initiated an aggressive unit repurchase program to capitalize on the investment opportunity to create unitholder value based upon the difference in the record-high underlying asset values relative to Newhall Land's unit price. Consequently, the 2000 results reflect the removal of $86.5 million in asset value for repurchases and $21.2 million in distributions. To fund these unit repurchases in 2000, the Company sold $78 million in Valencia land and $220 million of income-producing properties. A portion of sales proceeds was used to reduce mortgage and other debt. This activity was more than offset by a 10% reduction in units outstanding, resulting in a 6% increase in net appraised value on a per unit basis for 2000. Declines in Valencia area properties presented below for 2000 are the result of this significant sales activity. Absent these sales, remaining Valencia land values and income-producing properties increased in value by 12% and 4%, respectively.

    A summary of year-end appraised values follows (the appraisals were performed by independent appraisers except as noted):

Appraised Values

	2000			1999		1998		1997		1996
$ in millions, except per unit	Acres	Amount	Percent Change	Amount	Percent Change	Amount	Percent Change	Amount	Percent Change	Amount	Percent Change
Valencia and nearby properties	6,670	$418	(2)%	$428	(6)%	$454	8%	$420	—%	$420	(7)%
Income-producing real estate	735	322	(31)	465	7	435	2	425	14	372	16

Total Valencia area properties	7,405	740	(17)	893	0	889	5	845	7	792	3
Community development properties:
Newhall Ranch, City Ranch (50.1% interest)*, McDowell Mountain Ranch* and Broomfield, CO	11,965	187	3	181	66	109	76	62	41	44	(29)
Agricultural properties	30,110	59	—	59	(34)	90	5	86	(2)	88	3
Mortgage and other debt at book carrying value		(75)	(66)	(223)	41	(158)	1	(157)	(4)	(163)	7
All other, net, not independently appraised		11	(83)	64	56	41	14	36	(27)	49	(20)

Net appraised value	49,480	$922	(5)%	$974	0%	$971	11%	$872	8%	$810	(3)%

Number of partnership units outstanding (000's )		26,590	(10)%	29,668	(9)%	32,676	(5)	34,527	—%	34,701	(3)%

Net appraised value per partnership unit		$34.66	6%	$32.85	11%	$29.72	18%	$25.25	8%	$23.35	—%

*
The Company's 50.1% interest in City Ranch was divested in 2000 and McDowell Mountain Ranch in Scottsdale, Arizona, was sold in 1996.

    Appraised values are judgments. Land and property appraisals are an estimated value based on the sale of comparably located and zoned real estate or on the present value of income anticipated from commercial properties. There is no assurance that the appraised value of property would be received if any of the assets were sold. No assumptions have been made with respect to the bulk sale of the Company's total real estate assets. Certain reclassifications within categories have been made to conform to the current year presentation; however, prior period amounts have not been restated to reflect land sale activity, unit repurchases or distributions to unitholders. For the five-year period ended 2000, the Company has invested $237.4 million in unit repurchases and paid out $89.5 million in distributions.

REAL ESTATE

    The Company's primary business is developing new towns and master-planned communities in north Los Angeles County. This includes the town of Valencia, 30 miles north of Los Angeles and Newhall Ranch, a new community planned for over 21,000 homes on 12,000 acres adjacent to Valencia, just west of Interstate 5.

    Valencia, the first master-planned community developed by the Company, has experienced tremendous success and set the standard for the Company's other planned communities. Today, Valencia is a balanced community, providing residential, commercial and retail properties, along with industrial and recreational facilities and is the regional center for north Los Angeles County. Residents are attracted to the quality of life offered in Valencia's safe, clean environment, combined with award-winning schools. Major business such as Princess Cruises and Explorer Insurance, have relocated to Valencia for these same reasons plus the added benefit of a strong local labor pool and proximity to the Los Angeles metropolitan area. Approximately 6,700 acres including over 7,300 homes and apartments remain to be developed in Valencia. The Company's goal is to complete the sellout of Valencia residential land by 2005.

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

    For information regarding lawsuits pertaining to the Company's residential projects, please refer to the section entitled "Community Development" under Part II. Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations.

    In 2000, the Company divested its 50.1% interest in a joint venture with Kaufman and Broad of Southern California, Inc. to develop a 1,900-acre parcel in Palmdale, 30 miles northeast of Valencia in the Antelope Valley. The Company is in discussions with potential buyers interested in acquiring the Company's option on 1,800 acres for a new community in Broomfield, Colorado, located between Denver and Boulder.

    The Company sells residential lots to merchant builders, operates a portfolio of commercial properties, provides building-ready sites for sale to industrial and commercial developers/users and owns a public water utility. For additional information regarding the Company's business refer to "Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report.

Residential Development and Land Sales

    In 2000, merchant builders in Valencia sold 419 new homes on land previously sold by the Company, an increase of 18%, compared to the 355 new homes sold in the prior year by merchant builders and the Company's joint ventures. Despite the increase, home sales were well below the level expected in 2000 due to builders being slow to bring product to market, an over abundance of higher priced product on the market and general softening in market conditions. At December 31, 2000, there were 186 new homes in escrow, well above the 99 homes in escrow at the end of 1999. Merchant builders had an inventory of 931 lots remaining on which to build new homes at December 31, 2000. While the Company does not participate directly in profits generated from escrow closings by merchant builders, the absorption of these previously sold lots is key to the Company's future success in selling additional lots.

    A total of 208 residential lots closed escrow by the Company in 2000. Lot sales in 2000 were impacted by the Public Utilities Commission's (PUC) decision to combine its review of Valencia Water Company's request to expand its service area together with the water company's water management plan. The PUC requested environmental studies be submitted on water availability for the projects included in the service expansion area. The water company is in the process of providing the PUC the necessary information. Valencia Water Company expects the PUC will render its decision in the 2001 third quarter. A total of 4,445 residential lots and apartment units are affected. The total number includes 1,900 lots and apartments that the City of Santa Clarita annexed in December 2000, and 2,545 lots and apartments in the Company's West Creek community approved in December by the Los Angeles County Board of Supervisors.

    The Company's goal is to double the historical pace of development and achieve new home sales of approximately 1,200 annually by capturing a greater share of the Santa Clarita Valley housing market. The continued fundamentals of low housing supply and high demand, as predicted by economists, will fuel an estimated annual demand for 25,000 new homes in Los Angeles County, compared to an annual average of about 12,000 homes over the past decade.

Industrial/Commercial Development and Land Sales

    The Company develops the infrastructure and provides sites for sale to industrial/commercial developers and users. Valencia's location just 30 miles from downtown Los Angeles on Interstate 5, California's major north-south freeway, provides an attractive environment for industrial, commercial, service, distribution and entertainment businesses. Valencia now is the regional center for north Los Angeles County and boasts a 1:1 jobs-to-housing ratio. Businesses continue to be attracted to the advantages Valencia has to offer including easy freeway access, a safe and clean work environment and a highly skilled local workforce.

    The Company markets industrial and commercial land as Valencia Gateway which encompasses 4,500 acres and has 15 million square feet of building space today, making it the largest master-planned center for business, technology and industry in Los Angeles County. The Company plans to aggressively market Valencia Gateway and targets an annual absorption of 50 to 75 acres per year, which accommodates about one million square feet of new development. The Company also plans to explore opportunities to create strategic partnerships with large-scale developers to accelerate cash flow and minimize capital requirements within its business parks. In 2000, the Company sold 59 acres of industrial land and 50 acres of commercial land.

Community Development

    The Company continues to invest heavily in land use entitlements to support accelerated growth and to maximize the value of its landholdings. The Company's community development activities are focused on securing the necessary governmental land use approvals as well as community planning and marketing to complete the projected sellout of Valencia residential land by 2005 and begin development of Newhall Ranch in 2003. Planning and design work has started on the infrastructure for the 21,600-home Newhall Ranch project and detailed planning is proceeding on two of the five villages planned for the community.

Commercial Real Estate Development

    As previously discussed, in 2000, the Company sold several income properties to finance the repurchase of up to 6.3 million partnership units. For additional information about the properties sold and the repurchase plan, see the sections entitled "Income Producing Properties" and "Liquidity and Capital Resources" under Part II. Item 7.—"Management's Discussion and Analysis of Financial Condition and Results of Operations".

    For additional information about the Company's remaining commercial properties at December 31, 2000, see Part I. Item 2—"Properties" and Schedule III—Real Estate and Accumulated Depreciation. To conserve capital and accelerate the cash flow, the Company does not plan to develop new income properties in 2001 and instead is marketing retail sites to third-party developers.

Valencia Water Company

    Valencia Water Company, a wholly-owned subsidiary that supplies water to Valencia and other adjacent developments, is a regulated public utility serving over 22,000 metered customers. The water supply for the service area is obtained from wells owned by Valencia Water Company and by purchases from the California State Water Project. In 2000, 52% of Valencia Water Company's water was supplied through ground sources.

AGRICULTURE

    The Company's agricultural division consists of farming and energy operations. The principal remaining agricultural properties are New Columbia Ranch in the San Joaquin Valley and the Newhall Orchard in Ventura County on which the Company and its tenants raised over 20 different crops during the calendar year 2000. Of the Company's land devoted to farming, over 67% was leased to others in 2000. Approximately 21,000 acres of land at the Newhall Ranch and Newhall Orchard not suitable for cultivation or ready for development are leased to third parties for cattle grazing.

    The Company's agricultural operations supply most of their water through underground sources and are not dependent on state or federal water projects. The Company continues to improve conservation practices to minimize the cost of irrigation and the amount of water used.

    Energy operations consist of royalty interests in oil and gas assets on the Newhall Ranch. The Company's 50% mineral interest at the Meridian Ranch, which was sold in 1994, ended on June 30, 2000. In total, the Company has royalty interests in approximately 150 oil wells and 16 gas wells. Energy operations do not represent a material source of revenues and income for the Company.

Item 2. Properties

Land

    Listed below are the location and acreage of properties owned by the Company at December 31, 2000:

Property	State	County	Acreage
Valencia area	California	Los Angeles	7,405
Newhall Ranch	California	Los Angeles	11,965
Newhall Orchard	California	Ventura	16,110
New Columbia	California	Madera	14,000

			49,480

Plants and buildings

    Agriculture—Various buildings located at two farming operations in California.

    Commercial Real Estate—Listed below are square footage, occupancy, net operating income by group and anchor tenants of major commercial properties owned by the Company at December 31, 2000. The Company also has numerous land leases including 541 acres for a landfill. The commercial properties are leased to 225 tenants.

	Year Opened	Approximate GLA(1) in Square Feet	2000 Net Operating Income	12/31/00 Occupancy(2)	Major Tenants
Dollars in thousands			(in 000's)
Shopping Centers
Valencia Town Center	1992	675,000		99%	Robinsons-May, JC Penney, Sears
Valencia Town Center Drive	1998	54,000		97%	Ann Taylor, Nine West, Zany Brainy, Talbot's, Brookstone
Valencia Entertainment Center	1999	130,000			IMAX / Edwards Theaters
River Oaks	1987	272,000		100%	Mervyn's, Target
NorthPark Village Square	1996	81,800		100%	Ralphs Supermarket, Rite Aid
Other	various	37,600

		1,257,805	$15,393

Office
City Center	1991	44,800	668	100%	Bank of America

Land Leases/Mixed Use/Other
Spectrum Health Club	1997	53,500		100%
Town Center Plaza	1999	26,000		100%
Other Income Properties	various	95,600

		175,100	5,766

Hotels		Rooms
Valencia Hilton Garden Inn (75% joint venture interest)	1991	152
Hyatt Valencia Hotel and Santa Clarita Conference Center(3)	1998	244

		396	2,981

Total			$24,808

(1)
Gross Leaseable Area

(2)
Including leases signed and not open

(3)
Santa Clarita Conference Center totals 26,000 square feet

    All of the commercial real estate properties and the properties of Valencia Water Company are located in and around Valencia, California. At December 31, 2000, two of the shopping centers secured loans with a $24.5 million principal balance and borrowings totaling $12 million were outstanding against a $50 million revolving mortgage facility secured by Valencia Town Center. An $11 million financing is secured by the water utility plant of Valencia Water Company. For additional information concerning encumbrances against Company properties, refer to Note 7 of the Notes to Consolidated Financial Statements section.

    For additional information on the Company's properties, refer to the summary of appraised values on page 3 and Schedule III—Real Estate and Accumulated Depreciation on pages 71 and 72.

Item 3. Legal Proceedings

    The Company, including its subsidiary, are named defendants in many lawsuits arising from the ordinary course of its business. While the outcome of these lawsuits cannot be predicted, management does not expect these matters to have a material adverse effect on the Company's business, financial condition or results of operations.

    For information on lawsuits pertaining to Newhall Ranch, Valencia Westridge and the West Creek community, please refer to the section entitled "Community Development" under Part II. Item 7.—"Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Part II

Item 5. Market for the Registrant's Depositary Units and Related Security Holder Matters

Market Price and Distribution Data

Years ended December 31

	Market Price
	2000		1999			Distributions
Per unit	High	Low	High	Low		2000	1999
First quarter	$28.50	$26.75	$26	$22 3/4	First quarter	$.45	$.32
Second quarter	28.88	26.38	28	22 1/2	Second quarter	.10	.10
Third quarter	28.88	23.25	26	22 3/16	Third quarter	.10	.10
Fourth quarter	24.50	20.20	27	23 3/8	Fourth quarter	.10	.10

Year's high and low	$28.88	$20.20	$28	$22 3/16	Total distributions	$.75	$.62

	2000	1999
December 31, closing price	$23.25	$27

    The Company's Depositary Units are traded on the New York and Pacific Stock Exchanges under the ticker symbol NHL and, at December 31, 2000, the Company had 1,144 unitholders of record. The Company has paid uninterrupted quarterly cash distributions since 1936. The declaration of any distribution and the amount declared is determined by the Board of Directors taking into account the Company's earnings, cash requirements, financial condition and prospects.

Item 6. Selected Financial Data

	2000	1999	1998	1997
In thousands, except per unit, percentages and sales information
Operating Results
Revenues	$400,968	$322,506	$304,678	$207,701
Operating income	117,973	115,213	83,894	63,898
General and administrative expense	(14,642)	(14,431)	(12,634)	(10,268)
Interest and other, net	(17,935)	(10,390)	(7,180)	(9,137)
Net income	85,396	90,392	64,080	44,493
Depreciation and amortization (included in net income)	(13,800)	(15,296)	(10,101)	(10,148)
Per Unit Information
Net income	$3.09	$2.88	$1.89	$1.29
Net income—assuming dilution	3.05	2.85	1.86	1.28
Distributions (including special)	.75	.62	.52	.48
Partners' capital	4.48	4.71	4.40	4.21
Appraised value	34.66	32.85	29.72	25.25
Market price—high	28.88	28	34 3/4	32
low	20.20	22 3/16	20 1/4	16 1/2
year-end closing	23.25	27	26	30
Financial Position
Land under development	$63,155	$39,401	$47,667	$53,875
Income-producing properties, net	160,505 (2)	281,060 (2)	248,712	227,203
Total assets	351,708	504,824	432,207	403,932
Mortgage and other debt (total debt)	74,557	222,825	157,609	156,946
Other long-term obligations	57,611	50,474	48,832	40,393
Total liabilities	232,504	365,099	288,394	258,655
Partners' capital (capital)	119,204	139,725	143,813	145,277
Market capitalization at year end	618,218	801,036	849,576	1,035,810
Statistics
Return on total debt and capital	44%	25%	21%	15%
Total debt as a percent of total debt and capital	38%	61%	52%	52%
Total debt as a percent of total market capitalization	11%	22%	16%	13%
Units outstanding—weighted average	27,658	31,388	33,986	34,520
—weighted average—diluted	27,969	31,668	34,376	34,750
—year end	26,590	29,668	32,676	34,527
Sales Information
Residential lots and homes sold	208	1,060	1,232	888
Industrial and commercial acres sold	108.5	120.6	125.0	81.0
Farm acres sold	—	39,142	970	1,673

(1)
Includes lots sold at McDowell Mountain Ranch in Arizona prior to the sale of the project in 1996.

(2)
Includes income-producing properties held for sale, net

	1996	1995	1994	1993	1992	1991	1990
In thousands, except per unit, percentages and sales information
Operating Results
Revenues	$220,186	$175,597	$134,268	$105,452	$128,182	$150,762	$192,886
Operating income	60,584	46,482	34,607	28,538	31,636	43,232	48,487
General and administrative expense	(9,133)	(8,547)	(8,578)	(7,710)	(6,806)	(8,749)	(5,381)
Interest and other, net	(9,562)	(10,618)	(10,455)	(8,031)	(7,619)	(4,398)	(4,728)
Net income	41,889	27,317	15,574	12,797	17,211	30,085	38,378
Depreciation and amortization (included in net income)	(8,857)	(7,698)	(7,690)	(7,329)	(6,471)	(7,701)	(8,441)
Per Unit Information
Net income	$1.19	$.75	$.42	$.35	$.47	$.82	$1.03
Net income—assuming dilution	1.18	.75	.42	.35	.47	.82	1.02
Distributions (including special)	.40	.40	.40	.40	.60	.80	.80
Partners' capital	3.48	3.14	3.06	3.03	3.08	3.20	3.18
Appraised value	23.35	23.32	21.86	21.04	22.01	23.70	25.33
Market price—high	18 3/4	17	17 1/4	17 1/2	20 3/8	22 1/2	32 1/2
low	15	12 1/8	12	13 1/2	12	13 1/2	14 7/8
year-end closing	16 7/8	17	12 1/8	16	14 1/4	19 1/4	16
Financial Position
Land under development	$63,266	$88,457	$87,423	$73,078	$50,127	$67,769	$73,527
Income-producing properties, net	182,641	134,504	135,858	134,384	161,615	116,875	91,783
Total assets	373,488	349,753	343,792	359,898	323,082	280,575	265,406
Mortgage and other debt (total debt)	163,256	152,302	145,991	174,157	131,849	78,556	60,302
Other long-term obligations	37,544	36,270	30,922	33,414	28,609	27,762	25,920
Total liabilities	252,835	236,897	231,435	248,619	210,033	162,790	148,459
Partners' capital (capital)	120,653	112,856	112,357	111,279	113,049	117,785	116,947
Market capitalization at year end	585,575	610,470	445,727	588,112	523,830	707,534	588,080
Statistics
Return on total debt and capital	15%	10%	6%	4%	7%	15%	22%
Total debt as a percent of total debt and capital	58%	57%	57%	61%	54%	40%	34%
Total debt as a percent of total market capitalization	22%	20%	25%	23%	20%	10%	9%
Units outstanding—weighted average	35,292	36,241	36,757	36,757	36,759	36,755	37,393
—weighted average—diluted	35,411	36,272	36,789	36,790	36,796	36,831	37,543
—year end	34,701	35,910	36,761	36,757	36,760	36,755	36,755
Sales Information
Residential lots and homes sold	1,284 (1)	1,233 (1)	1,026 (1)	113	487	233	540
Industrial and commercial acres sold	36.9	38.5	12.0	28.9	4.5	73.5	24.3
Farm acres sold	544	5,501	5,370	3,900	6,750	2,989	3,950

(1)
Includes lots sold at McDowell Mountain Ranch in Arizona prior to the sale of the project in 1996.

(2)
Includes income-producing properties held for sale, net

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Years ended December 31, 2000, 1999 and 1998

RESULTS OF OPERATIONS

    For 2000, the Company achieved record revenues of $401.0 million primarily as a result of the sale of income properties which included two shopping centers, four apartment complexes and four office buildings. These sales were part of the Company's business strategy, announced in 1999, to sell approximately one-half of its income portfolio to finance the repurchase of 6,384,446 million of its partnership units. In addition to the income properties, 208 residential lots and over 108 acres of commercial and industrial land were sold during the year. These sales, combined with the sale of income properties, added $298.0 million to revenues and $106.0 million to income. Net income for 2000 was $85.4 million, or $3.05 per unit, representing a record high on a per unit basis.

    In 1999, the Company recorded revenues of $322.5 million and net income of $90.4 million as a result of accelerated residential, commercial and industrial land sales in Valencia. Altogether, 1,060 residential lots and joint-venture homes, 63 acres of commercial land and 58 acres of industrial land, including two build-to-suits, were sold. In addition, the Company closed escrow on the sale of the 36,000-acre Suey Ranch as well as its remaining property at the Merced and Cowell ranches.

    The Company's business plan for 2001 anticipates revenues being generated from 1) residential, commercial and industrial land sales; 2) the remaining portfolio of income-producing properties; and 3) sale of two properties identified in the asset sale program that did not close escrow in 2000. Net income from these core operations (before any asset sales) is expected to be approximately 50 cents to 60 cents per unit, compared to 45 cents per unit in 2000. Potential additions to income are expected to be generated from sales of the Bank of America and Spectrum Club buildings and the option on the Broomfield, Colorado property. Anticipated sales will be dependent upon a variety of factors including, but not limited to, identification of a suitable buyer, availability of financing to the buyer, regulatory and legal issues, market conditions, agreement with the buyer on definitive terms and successful completion of the buyer's due diligence.

    The 2001 plan also includes completion of the current unit repurchase program of approximately 1.5 million units in the first half of 2001. If current strong business conditions continue, additional repurchases may be authorized in 2001 depending primarily on the level of land sales that close escrow. Numerous factors could affect the Company's ability to complete the current repurchase program and start a new program including, but not limited to, changing market and economic conditions, rising interest rates, challenges to governmental approvals, and finding suitable buyers for certain properties.

Residential Home and Land Sales

    The Company primarily sells lots to merchant builders who, in turn, build homes for sale. Revenues and income are recorded when title is transferred to the merchant builder. Generally, residential lot sale agreements contain a provision whereby the Company will receive from the merchant builder a portion of the home sales prices above an agreed upon base price ("price participation") and/or in the overall profitability of the home building project after the merchant builder has received an agreed upon return ("profit participation"). If home prices and/or project profitability fall short of the participation thresholds, the Company receives no additional revenues or income and has no financial obligation to the builder. Prior to 2000, the Company participated, on a limited basis, in home construction on lots it owned through joint ventures with certain builders.

    A total of 208 residential lots were sold in 2000 for $12.7 million contributing $5.7 million to income. These lot sales were the last remaining lots in the Bridgeport lake community. Results for 2000 also include $14.4 million in revenues and $5.9 million in income recognized under percentage of completion accounting from lot sales in the prior year and $309,000 received from price and profit participation agreements relating to Valencia lot sales in prior years.

    Lot sales in 2000 were below expectations and the1999 level of 891 residential lots sold because of the Public Utilities Commission's (PUC) decision to combine its review of Valencia Water Company's request to expand its service area together with the water company's water management plan. The PUC requested environmental studies to be submitted on water availability for the projects included in the service area expansion. The water company is in the process of providing the PUC the necessary information. Valencia Water Company expects the PUC to render its decision in the 2001 third quarter. A total of 4,445 residential lots is affected. This includes 1,900 lots that the City of Santa Clarita annexed in December 2000, and 2,545 lots in the Company's West Creek community approved in December 2000 by the Los Angeles County Board of Supervisors. At December 31, 2000, no residential lots were in escrow.

    In September 2000, the Company divested its 50.1% interest in City Ranch, a joint venture project with Kaufman and Broad of Southern California. Results for 2000 include a $5.2 million loss as a result of the divestiture and expenses incurred in 2000 prior to the divestiture. The divestiture eliminates significant future cash requirements relating to development costs for the 4,500-home project in Palmdale, California and allows the Company to focus its resources on its unit repurchase program and the strong real estate market in Valencia.

    The Company sold a total of 891 residential lots in 1999 which included 597 in the Bridgeport lake community, where finished lots were sold at the highest residential per acre prices in Valencia's history. These combined lot sales added $54.1 million to revenues and $26.6 million to income under percentage of completion accounting. Revenues exceeded $1 million per acre on prime parcels and profit per net acre is expected to average approximately $394,000 when all revenues and income have been realized as remaining land development and amenities are completed. In 1999, the Company also completed the sale of 294 lots in Hasley Hills, just north of Valencia, to Kaufman and Broad. This sale contributed $15.9 million to revenues and $10.7 million to income. At December 31, 1999, no residential lots were in escrow.

    In addition, results for 1999 included $1.5 million received from price and profit participation agreements relating to Valencia lot sales in prior years. This represented the first price and profit participation income received since 1993. Escrow closings from the Company's two remaining joint ventures totaled 169 homes in 1999, contributing $38.0 million to revenues and $3.9 million to income. These closings represented the last homes in the Company's joint-venture program.

    In 1998, the Company sold a total of 1,108 residential lots which added $40.8 million to revenues and $24.2 million to income. Deferred revenues of $2.3 million and income of $766,000 were recognized in 1998 from prior residential lot sales under percentage of completion accounting. Results for 1998 also included escrow closings on 124 joint-venture homes in three projects which contributed $27.7 million to revenues and $2.9 million to income.

    For 2001, the Company plans to market approximately 650 entitled, improved residential lots on 91 net acres in the 1,700-home Westridge Golf Course Community. An additional 300 lots on 40 net acres in Altavista also may be marketed for sale in 2001, depending on results and timing of the PUC decision. The Altavista lots may be marketed for sale as entitled, unimproved lots.

Industrial and Commercial Sales

Industrial Land Sales

    In 2000, escrows closed on 58.8 industrial acres contributing $28.4 million to revenues and $8.5 million to income. No industrial land sales were in escrow at December 31, 2000. In September 2000, the Company agreed to accept a reduced note pay-off in return for accelerating the due date on a 1998 industrial land sale note with scheduled maturities through September 2002. This resulted in the Company recording a $2.1 million charge to income to reduce the note receivable and accrued interest to the negotiated $14.4 million pay-off amount. The note was collected in December 2000.

    In 1999, the Company sold 57.7 industrial acres, including two build-to-suit facilities totaling 280,000 square feet on 13.7 acres for $13.7 million. These closings contributed $40.1 million to revenues and $8.7 million to income. At December 31, 1999, two industrial parcels totaling 4.1 acres were in escrow for $2.7 million. In 1998, the Company closed escrow on 111 acres of industrial land, including four buildings constructed as part of its build-to-suit/lease program. These escrow closings contributed $62.6 million to revenues and $16.1 million to income.

    As of December 31, 2000, there are approximately 390 net acres of entitled industrial land remaining in Valencia. With few large land parcels available in Los Angeles County, the Company anticipates sales in the range of 50 to 75 acres per year to build-out. Additionally, consideration of marketing concepts for the prime acreage west of Interstate 5 surrounding the Six Flags Magic Mountain amusement park has started.

Commercial Land Sales

    In 2000, a total of 49.7 commercial acres closed escrow contributing $36.9 million to revenues and $18.9 million to income. The sales included a 16.5-acre parcel for a retail center for $12.9 million adding $6.3 million to income. Results for 2000 also include revenues of $3.2 million and income of $1.9 million recognized under percentage of completion accounting from the prior year sale of an apartment site. At December 31, 2000, seven commercial parcels totaling 37.9 acres were in escrow for $24.9 million with closings expected in 2001. The Company's ability to complete sales in escrow and generate future land sales is subject to market and other conditions beyond the control of the Company.

    Commercial escrow closings in 1999 totaled 62.8 acres which contributed $51.4 million to revenues and $30.1 million to income. Two apartment sites totaling 49.9 acres for approximately 1,100 units were the major commercial land sales during the year. At December 31, 1999, three commercial parcels totaling 13.2 acres were in escrow for $7.9 million.

    In 1998, commercial escrow closings included a 12.6-acre, restricted use site for a senior apartment project and two small commercial parcels totaling 2.0 acres. These sales combined contributed $2.5 million to revenues and $608,000 to income.

Income Property Sales

    Sales of income-producing properties in 2000 included Castaic Village Shopping Center, Plaza del Rancho, four office buildings and four apartment complexes. These sales combined added $220 million to revenues and $72.9 million to income. The primary contributor to the results was the sale of the apartment complexes for $129.0 million, contributing $74.0 million to income.

    The sale of the four office buildings for $72.3 million exceeded the construction costs by approximately $7.8 million. A condition of the sale includes a monthly rental payment by the Company to the buyer for 161,000 square feet of building space (principally to be occupied by Princess Cruises) until Princess' rent commencement date in the first quarter of 2001. In addition, the Company has agreed to lease back approximately 49,000 square feet of retail space for 12 1/2 years. With regard to the retail leaseback, accounting guidelines do not allow the consideration of any future new or renewal leasing activity to reduce the calculation of the net lease obligation. As a result, the Company recorded an accounting loss on the sale of the buildings of $4.9 million. This amount includes a loss of $2.2 million for a restaurant tenant which closed in late December 2000. Management believes that sub-leasing of the retail space will more than offset this accounting loss over the life of the leaseback and ultimately will result in additional revenues and income. As of December 31, 2000, approximately 25,000 square feet of the retail space was leased.

    In 2001, the Company is marketing for sale its Bank of America and Spectrum Club buildings. These sales are expected to generate $15 million to $16 million in revenues based upon 2000 year-end values. The ability to complete these sales in 2001 will be dependent upon a variety of factors including, but not limited to, identification of a suitable buyer, availability of financing to the buyer, market conditions, agreement with the buyer on definitive terms and successful completion of the buyer's due diligence.

    No income-producing properties were sold in 1999; however, the Company recognized $6.3 million in deferred revenues and a loss of $400,000 on the prior year sale of Valencia Marketplace, a 705,000-square-foot high-volume retail center.

    In 1998, the Company sold Valencia Marketplace for $111 million cash and recognized $98 million in revenues and $35 million in income under percentage of completion accounting. Also in 1998, results included the sale of Valley Business Center, a 56,800-square-foot mixed-use center on approximately 15 acres, and the remaining building in Valencia Industrial Center which combined added $8.8 million to revenues and $2.4 million to income.

Community Development

    Community development expenses in 2000 decreased 6% from the prior year primarily due to expenses in the prior year relating to Newhall Ranch entitlements and certain initial costs relating to commercial properties under development. Community development expenses are expected to increase about 20% in 2001 with the continued focus on entitlements, planning and community marketing to complete the projected sellout of Valencia residential land by 2005 and begin the development of Newhall Ranch.

    Community development expenses in 1999 increased to $12.3 million, or 14%, from 1998 due to entitlements work for Newhall Ranch, certain initial costs relating to commercial properties under development and a strategic marketing program. Certain costs for developing Newhall Ranch subsequent to the approval of the Specific Plan in 1999 are being capitalized to the project.

    The Company has started planning and design work on the infrastructure for the 21,600-home Newhall Ranch project. Detailed planning is proceeding on two of the five villages planned in the community. Riverwood, a village planned along Highway 126 overlooking the Santa Clara River, is expected to contain approximately 3,200 homes, 122 acres of commercial property, 256 acres for a business park and 130 acres of mixed-use development. Development of The Mesas, a second village south of the river, is also in the planning process. Current plans are for approximately 8,000 homes and 1.5 million square feet of commercial development.

    Additional research and analyses is proceeding on six issues in the project's Environmental Impact Report, which were identified in June 2000 by a Kern County Superior Court Judge as requiring further environmental review. As previously reported, the six issues include the impact of the 21,600-home Newhall Ranch development on the Salt Creek wildlife corridor and traffic in Ventura County; biological impacts on the Santa Clara River corridor; consistency with the General Plan and impacts in Significant Ecological Areas (SEAs); adequacy and reliability of the water supply; and a further alternative site analysis for the water reclamation plant location. The court ruled in the Company's favor on all other issues raised by the opponents. The "affordable housing" opponent has appealed the Superior Court's decision.

    The Company believes the six issues in question can be resolved to the satisfaction of the Court in 2001, in which case the development is expected to start in 2003. However, the length of time the public hearings and judicial process will take is difficult to predict, and circumstances beyond the Company's control could further delay resolution of the issues. The additional environmental analyses of the six issues will be circulated for public review and comments. Following the public review period, both the Los Angeles County Regional Planning Commission and Board of Supervisors must review the issues, hold public hearings and certify the additional environmental analyses before the case can be referred back to the Court. The Company anticipates being before the Regional Planning Commission in the spring of 2001, through the Board of Supervisors by the fall and back before the Superior Court judge by the end of 2001. An adverse decision by the County or Court and/or additional legal action will likely delay the start of the development of Newhall Ranch beyond 2003.

    The Company has begun land development work on Valencia Westridge, which will feature 1,700 homes surrounding a Tournament Players Club (TPC) golf course, a joint venture with PGA TOUR Golf Course Properties. The Los Angeles County Board of Supervisors approved the community in May 1999. Opponents to the project subsequently filed a lawsuit under the California Environmental Quality Act (CEQA) challenging the Board of Supervisors' approval. In May 2000, a Los Angeles County Superior Court Judge dismissed the lawsuit. This dismissal is being appealed. The Company expects to deliver lots for sale in the second half of 2001, subject to the results of the pending appeal.

    In December 2000, the West Creek community in the North River planning area consisting of 2,545 homes received final approval from the Los Angeles County Board of Supervisors. Opponents to the community have filed a CEQA lawsuit challenging the Board of Supervisors' approval. As with prior CEQA lawsuits, the results of these types of legal challenges are difficult to predict. An adverse decision will likely delay the development of the community beyond the delay created by the PUC process previously mentioned.

    The Company is in discussion with potential buyers interested in acquiring the Company's option to develop the 1,800-acre project in Broomfield, Colorado, located between Denver and Boulder. The plan calls for approximately 3,000 homes and 215 acres of office and other commercial development. As of December 31, 2000, the Company has expended $2.4 million on the project and, if the option is sold, would expect the sale to generate a profit.

Income-Producing Properties

    In December 1999, the Company announced its intention to sell approximately half of its income portfolio to accommodate the repurchase of more than 6.3 million of the Company's partnership units authorized for repurchase in September 1999. Accordingly, in 2000, four apartment complexes, four office buildings, a neighborhood shopping center and a mixed-use retail property were sold.

    Revenues in 2000 increased 15% from the prior year while income increased 32% primarily due to suspension of depreciation on income properties while they were held for sale which accounted for approximately 56% of the increase in income compared to 1999. Improved results from hotel operations, continued high retail occupancy and favorable rents also contributed to increases in revenues and income for 2000.

    In December 2000, the Company announced it was no longer marketing for sale the Valencia Town Center regional shopping mall and entertainment center. In August 2000, a potential buyer terminated its due diligence work due to Edwards Theaters' bankruptcy filing. Edwards has not completed its reorganization; however, it remained current on rent due as of December 31, 2000. In December 2000, a charge of $4 million was recorded for depreciation that had been suspended when the assets were held for sale. The Company also announced that it terminated discussions with a potential buyer for its landfill and is proceeding with its contractual right to terminate the lease with the current operator. The operator recently filed a lawsuit against the Company in connection with the termination. The Company is currently engaged in the discovery phase of the lawsuit.

    In 1999, revenues from the income portfolio increased 31% and income declined 3% compared to 1998. The income decline resulted primarily from depreciation associated with new properties and operating expenses in connection with the Hyatt Valencia Hotel. In 1998, revenues and income from the portfolio increased 16% and 13%, respectively, over 1997 benefiting from the continued development of new income-producing properties as well as excellent retail and apartment occupancies and favorable rents throughout the portfolio.

    The Company's shopping centers continue to have high occupancy rates with Valencia Town Center 99% leased and adjacent Town Center Drive retail 81% leased. NorthPark Village Square and River Oaks retail centers are both 100% leased including spaces with signed leases but not yet occupied. A 26,000-square-foot mixed-use building next to the Hyatt Valencia hotel is 100% leased.

Valencia Water Company

    Valencia Water Company is a regulated public utility and a wholly-owned subsidiary of the Company, serving over 22,000 metered customers in the Valencia area. In 2000, revenues increased 8% and income increased 18% compared to 1999 due to the continuing expansion of the utility's customer base. Revenues in 1999 increased 20% and income increased 8% compared to 1998 primarily due to an 11% increase in the customer base. Revenues in 1999 also benefited from drier weather while income gains were impacted by increased maintenance and operating costs.

Agricultural Operations

    Agriculture revenues and income, including the Company's energy operations, decreased in 2000 primarily due to the sale of over 39,000 acres of farm land in 1999 and lower prices for oranges. The decreases were partially offset by higher revenues and income from energy operations due to higher oil and gas prices. Revenues and income increased in 1999 primarily due to excellent citrus yields and prices. The income comparison to 1998 is impacted by a non-cash write-off of $1.9 million relating to mineral rights associated with previously sold ranch land.

Ranch Sales

    No farm land was sold in 2000. In 1999, the Company completed the sale of the 36,000-acre Suey Ranch and the three remaining parcels at the Merced Ranch as part of the Company's strategy of selling farm land not suitable for development. These sales combined contributed $29.0 million to revenues and $25.0 million to income.

    A 970-acre parcel of the Merced Ranch closed escrow in 1998 for $1.1 million, contributing $775,000 to income. Also included in 1998 results is $323,000 recognized from the 1996 sale of 539 acres of crop land at the Suey Ranch. The sale of 1,674 acres of vineyards and undeveloped land at the Suey Ranch in 1997 for $17.9 million added $17.0 million to income.

    The Company's remaining agricultural properties include the 14,000-acre New Columbia Ranch in Madera County and the 1,000-acre Newhall Orchard in Ventura County. Most of the remaining 15,000 acres owned by the Company in Ventura County are leased for cattle grazing.

General and Administrative Expenses

    A net increase of 4% in general and administrative expenses in 2000 is primarily due to a reduction of $2.2 million in land acquisition activities compared to the prior year being more than offset by an increase of $3.1 million in compensation expense. A 14% increase in expenses in 1999 over 1998 was primarily for land acquisition activities. General and administrative expenses are expected to decrease by about 30% in 2001 compared to 2000.

Interest and Other Expense, net

    Net interest expense for 2000 increased 73% compared to the prior year due to increased borrowings under credit facilities to fund partnership unit repurchases prior to the sale of income properties, most of which occurred in December 2000. Interest expense in 2001 is expected to decrease substantially due to lower debt levels against credit facilities and the assumption of mortgages totaling $49.0 million by the buyer of the Company's four apartment complexes.

    An increase of 45% in net interest expense in 1999 compared to 1998 was due to higher debt levels against lines of credit, a new $25 million mortgage financing secured by two shopping centers completed in the 1999 third quarter and a reduction in capitalized interest due to the completion of several income portfolio projects. The increase was partially offset by higher interest income from land sales notes.

    In 1998, reduction of debt due to the receipt of $111 million cash upon the sale of Valencia Marketplace in June 1998 and an increase in interest capitalized to portfolio projects contributed to a decrease in net interest expense of 39% from 1997 expense. In 1998, interest income from increased cash available for investment was offset by a reduction in interest income due to collection of notes from prior land sales.

FINANCIAL CONDITION

Liquidity and Capital Resources

    At December 31, 2000, the Company had cash and cash equivalents of $3.7 million and $158.8 million in available lines of credit, net of $21.2 in letters of credit. Borrowings outstanding totaled $2 million against unsecured lines of credit and $12 million against a revolving mortgage loan. In addition, the Company had fixed rate debt totaling $60.6 million. The Company believes it has adequate sources of cash from operations and debt capacity, including lines of credit, to finance future operations on both a short- and long-term basis and, combined with anticipated land and income property sales, to fund its approved partnership unit repurchases. Debt levels are targeted to remain at or below 60% of the appraised value of remaining income-producing properties. The Company ended 2000 with a debt to income portfolio ratio of 23% providing adequate debt capacity in 2001 to fund ongoing operations and continue unit repurchases. Furthermore, at December 31, 2000, there was no debt against raw land or land under development inventories in Valencia.

    In November 2000, three matured debt facilities totaling $219 million were replaced. An existing $159 million unsecured line of credit was replaced with a $130 million three-year, unsecured revolving line of credit; a $20 million unsecured line of credit was replaced by a one-year, $40 million unsecured line of credit (which was reduced to $10 million after the sale of the four office buildings); and a $40 million mortgage secured by Valencia Town Center was replaced by a one-year, $50 million secured mortgage.

    In September 1999, the Board of Directors approved a plan to repurchase over 6.3 million partnership units, or approximately 20% of the Company's outstanding units at the time of the authorization, which included 884,446 units remaining for repurchase from a previous authorization. As of December 31, 2000, a total of 4,899,502 units has been repurchased of which 3,175,550 units were repurchased in 2000 for $86.5 million, or an average price of $27.25 per unit, and 1,484,944 units remained to be repurchased in 2001.

    The Company repurchases units from time to time in the open market or through block transactions. Numerous factor factors which may affect the Company's ability to complete its unit repurchase program include, but are not limited to, governmental approvals, changing market conditions, rising interest rates and the ability to find suitable buyers for certain properties.

    As of December 31, 2000, there were no material commitments for capital expenditures other than approximately $23 million for the completion of two office buildings which were sold in December 2000 and the expected landfill lease termination. In 2001, the Company expects to invest over $40 million in major roads and freeway improvements to enable the Company to continue its sales program in Valencia.

    The following discussion relates to principal items in the Consolidated Statements of Cash Flows.

Operating Activities

    Net cash provided by operating activities in 2000 totaled $226.0 million and included sales of 208 residential lots, over 108 acres of industrial and commercial land and sales of income properties which included four apartment complexes, four office buildings, a neighborhood shopping center and a mixed-use center. These sales combined provided $239.8 million in cash and $10.5 million in notes. In addition, notes totaling $49.7 million from land sales in prior years were collected and $5.1 million was received from a right-of-way purchase by Cal Trans. The notes collected included $14.4 million from a 1998 land sale note on which the Company recorded a $2.1 million charge to income in 2000 to reduce the note principal and accrued interest to a negotiated $14.4 million payoff amount in return for accelerating the due date to December 2000.

    Expenditures for land under development inventories in 2000 totaled $76.1 million and were partially offset by $52.4 million in cost of sales relief. The expenditures included $69.7 million for land preparation and infrastructure to ready land for development or sale with the remainder primarily for agricultural crop costs.

    Net cash provided by operating activities in 1999 totaled $122.4 million and included sales of 1,060 residential lots and homes; 121 acres of industrial and commercial land including two build-to-suit buildings; sale of the Suey Ranch and the remaining property at the Merced and Cowell Ranches. These sales combined provided $222.8 million in cash and $30.2 million in notes. Expenditures for land under development inventories in 1999 totaled $103.9 million and were more than offset by $112.2 million in cost of sales relief. The expenditures primarily were for land preparation and infrastructure to ready land for development or sale, home construction and agricultural crop costs.

    Net cash provided by operating activities in 1998 totaled $167.6 million and included sales of 1,232 residential lots and homes in the Valencia area plus 125 acres of industrial and commercial land including four build-to-suit/lease buildings; sale of Valencia Marketplace, a high-volume retail center; and 970 acres of farm land. These sales combined provided $227.5 million in cash and $15.3 million in notes. In addition, $4.0 million was collected on notes from land sales in prior years. Expenditures for land under development inventories and home construction totaled $79.7 million in 1998 and were more than offset by $85.9 million in cost of sales relief. Expenditures in Valencia were related to land preparation and infrastructure to ready land for development or sale and home construction advances for the Company's homebuilding partnerships. The Company's net investment in homebuilding partnerships totaled $13.5 million at the end of 1998.

Investing Activities

    Expenditures for development of income-producing properties totaled $27.4 million in 2000 and primarily were for two office buildings under construction to be occupied by Princess Cruises and the Valencia Entertainment Center expansion. The office buildings were sold in December 2000, however, the Company is obligated to complete construction of the buildings which is anticipated in the first quarter of 2001.

    Development of income-producing properties in 1999 primarily were related to Montecito apartments and various retail/office/entertainment projects in Valencia Town Center and expenditures totaled $68.0 million.

    In 1998, expenditures for development of income-producing properties in Valencia totaled $101.8 million. Major expenditures included $27.5 million for the Hyatt Valencia Hotel and Santa Clarita Conference Center; $32.8 million for various retail/office/entertainment projects in Valencia Town Center including parking structures; $11.6 million for a six-story office building occupied by Princess Cruises; and $6.6 million for the 210-unit Montecito apartment complex in Valencia Town Center. Also included was $14.1 million for Valencia Marketplace which was sold in June 1998. The Company was obligated to complete the construction and leasing of the center and the sale was recognized under percentage of completion accounting.

    Purchase of property and equipment expenditures in 2000, 1999 and 1998 primarily were for water utility construction.

Financing Activities

    In 2000, distributions totaling $21.2 million were paid which consisted of four quarterly distributions of $.10 per unit and a $.35 per unit special distribution. Distributions totaling $19.7 million were paid in 1999 and consisted of four quarterly distributions of $.10 per unit and a $.22 per unit special distribution. In 1998, distributions totaling $17.8 million were paid consisting of four quarterly distributions of $.10 per unit and a special distribution of $.12 per unit. The Company's policy is to provide sufficient distributions, including special distributions, to pay the taxes associated with Company earnings. The declaration of distributions, and the amount declared, are determined by the Board of Directors on a quarterly basis taking into account the Company's earnings, financial condition and prospects.

    A decrease in mortgage and other debt of $87.2 million in 2000 included an $85 million reduction in lines of credit and the remainder for scheduled debt service on fixed-rate, secured debt. As planned, the Company utilized available debt capacity during the year to fund the repurchase program until major asset and land sales were completed. Mortgages totaling $49.0 million were assumed by the buyer of the apartment complexes in December 2000 and a $12.0 million note payable was cancelled upon divestiture of the Company's interest in the City Ranch joint-venture with Kaufman and Broad of Southern California, Inc. in September 2000.

    In 1999, increases in mortgage and other debt included a $44.7 million portfolio mortgage financing which was replaced with three financings totaling $50 million secured by three apartment complexes and a new $25 million financing secured by two neighborhood shopping centers. Also, in August 1999, a $12.0 million note was recorded in connection with the Company's acquisition of a 50.1% interest in City Ranch, a joint-venture project with Kaufman and Broad of Southern California, Inc. Borrowings outstanding against lines of credit increased by $36.2 million to $99.4 million at December 31, 1999. In addition to scheduled debt service on fixed rate debt, decreases in mortgage and other debt in 1999 included the refinanced portfolio mortgage and repayment of a $12 million unsecured financing.

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

Unit Repurchases

    In 2000, 1999 and 1998, the Company repurchased 3,175,550 partnership units for $86.5 million, 3,111,278 partnership units for $75.8 million and 1,909,613 partnership units for $49.0 million, respectively. For the three year period ended 2000, the Company has repurchased approximately 24% of its total partnership units outstanding at the end of 1997.

New Accounting Pronouncements

    The Company has reviewed the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, effective October 1, 2000, as amended by SAB 101A and SAB 101B. This pronouncement did not have a material impact on the Company's financial position or results of operations.

    The Company has reviewed the provisions of Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

INFLATION, RISKS AND RELATED FACTORS AFFECTING FORWARD-LOOKING INFORMATION

    Except for historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties. We have tried, wherever practical, to identify these forward-looking statements by using words like "anticipate," believe," "estimate," "project," "expect," and similar expressions. Forward-looking statements include, but are not limited to, statements about plans; opportunities; negotiations; market and economic conditions; development, construction, and sales activities; and availability of financing.

    We caution you not to place undue reliance on these forward-looking statements, which reflect our current beliefs and are based on information currently available to us. We do not undertake any obligation to publicly revise these forward-looking statements to reflect future events or changes in circumstances.

    These forward-looking statements are subject to risks and uncertainties that could cause our actual results, performance, or achievements to differ from those expressed in or implied by these statements. In particular, among the factors that could cause actual results to differ materially are:

    Sales of Real Estate:  The majority of the Company's revenues is generated by its real estate operations. The ability of the Company to consummate sales of real estate is dependent on various factors including, but not limited to, availability of financing to the buyer, agreement with buyers on definitive terms regulatory and legal issues and successful completion of the buyer's due diligence. The fact that a real estate transaction has entered escrow does not necessarily mean that the transaction ultimately will close. Therefore, the timing of sales may differ from that anticipated by the Company. The inability to close sales as anticipated could adversely impact the recognition of revenue in any specific period.

    Economic Conditions:  Real estate development is significantly impacted by general and local economic conditions which are beyond the control of the Company. The Company's real estate operations are concentrated in Southern California. The regional economy is profoundly affected by the entertainment, technology, defense and certain other segments. Consequently, all sectors of real estate development for the Company tend to be cyclical. While the economy of Southern California continues to be strong, there can be no assurances that present trends will continue.

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

    Competition:  The sale and leasing of residential, industrial and commercial real estate is highly competitive, with competition coming from numerous and varied sources. The degree of competition is affected by such factors as the supply of real estate available which is comparable to that sold and leased by the Company and the level of demand for such real estate. Valencia experienced a slight decrease in its new home sale market share at both the local and the county level in 2000, due to the temporary decline in new home inventory. There is no assurance that this new home sales decline will reverse in the future even with an increasing supply of new homes in Valencia given competing projects in the region. This could impact the Company's ability to sell residential land.

    Geographic Concentration:  The Company's real estate development activities are focused on the 19,400 acres that it owns in Los Angeles County. The Company's entire commercial income portfolio is located in the Valencia area. Therefore, any factors affecting that concentrated area, such as changes in the housing market, economic conditions and environmental factors, which cannot be predicted with certainty, could affect future results.

    Exposure to Natural Occurrences:  The Company's real estate development and sales activities may be affected by natural occurrences such as earthquakes and weather conditions that may impact progress of infrastructure construction and land development, and the pace of sales.

    Government Regulation and Entitlement Risks:  In developing its projects, the Company must obtain the approval of numerous governmental authorities regulating such matters as permitted land uses, density and traffic, and the provision of utility services such as electricity, water and waste disposal. In addition, the Company is subject to a variety of federal, state and local laws and regulations concerning protection of health and the environment. This government regulation affects the types of projects which can be pursued by the Company and increases the cost of development and ownership. The Company devotes substantial financial and managerial resources to comply with these requirements. To varying degrees, certain permits and approvals will be required to complete the developments currently being undertaken or planned by the Company. Furthermore, the timing, cost and scope of planned projects may be subject to legal challenges, particularly large projects with regional impacts. (See following "Litigation" discussion.) In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. The ability to obtain necessary approvals and permits for its projects can be beyond the Company's control and could restrict or prevent development of otherwise desirable new properties. The Company's results of operations in any period will be affected by the amount of entitled properties the Company has in inventory.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

    The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt. At December 31, 2000, the Company had $14.0 million of variable debt with an average interest rate of 7.94% and $60.6 million of fixed rate debt with interest rates ranging from 7.33% to 8.45%.

    The table below presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt at December 31, 2000 by expected maturity dates:

Dollars in thousands	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
Mortgage and Other Debt
Fixed Rate Debt	$1,362	$1,481	$10,970	$1,509	$1,657	$43,578	$60,557	$60,557
Weighted Average Interest Rate	7.57	7.55	8.32	7.35	7.37	7.55	7.68
Variable Rate Debt (1)	$12,000	$2,000					$14,000	$14,000
Weighted Average Interest Rate	7.94	7.97					7.94

(1)
The Company has a $50 million revolving mortgage facility, which bears interest at LIBOR plus 1.25% against which $12 million was outstanding at December 31, 2000. The Company also has unsecured lines of credit consisting of a $130 million line and a $10 million line on which the interest rate is LIBOR plus 1.25%—1.45% against which no borrowings were outstanding at December 31, 2000 and a $2 million line on which the rate is LIBOR plus 1.35% against which $2 million was outstanding at December 31, 2000. The amounts set forth in the table above assume that the outstanding amounts under the variable rate credit facilities will be repaid at the facilities' respective maturity dates. Management believes that these lines will be renewed at maturity with similar terms.

    There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. The Company manages its interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt in order to maintain variable rate exposure at an acceptable level and by taking advantage of favorable market conditions for long-term debt. In addition, the Company's guideline for total debt is not to exceed 60% of the appraised value of the income portfolio.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

Report of Independent Auditors
Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998
Consolidated Balance Sheets at December 31, 2000 and 1999
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998
Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements

Report of Independent Auditors

The Board of Directors of Newhall Management Corporation and Partners of The Newhall
Land and Farming Company:

    We have audited the accompanying consolidated balance sheets of The Newhall Land and Farming Company and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Newhall Land and Farming Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                      / S / KPMG LLP

Los Angeles, California
January 16, 2001

Consolidated Statements of Income

	Years ended December 31,
In thousands, except per unit	2000	1999	1998
Revenues
Real estate
Residential home and land sales	$27,210	$109,608	$70,867
Industrial and commercial sales	295,119	109,200	172,320
Commercial operations
Income-producing properties	58,219	50,459	38,622
Valencia Water Company	13,132	12,202	10,209
Agriculture
Operations	7,288	12,080	11,270
Ranch sales	—	28,957	1,390

Total Revenues	400,968	322,506	304,678

Costs and Operating Expenses
Real estate
Residential home and land sales	23,361	71,904	47,258
Industrial and commercial sales	196,508	67,936	123,657
Community development	11,501	12,257	10,710
Commercial operations
Income-producing properties	35,629	33,332	20,985
Valencia Water Company	9,715	9,302	7,515
Agriculture
Operations	6,281	8,567	10,367
Ranch sales	—	3,995	292

Total Costs and Operating Expenses	282,995	207,293	220,784

Operating Income	117,973	115,213	83,894
General and administrative expense	(14,642)	(14,431)	(12,634)
Interest and other expense, net	(17,935)	(10,390)	(7,180)

Net Income	$85,396	$90,392	$64,080

Net Income Per Unit	$3.09	$2.88	$1.89

Net Income Per Unit—Assuming Dilution	$3.05	$2.85	$1.86

See notes to consolidated financial statements

Consolidated Balance Sheets

	December 31,
In thousands	2000	1999
Assets
Cash and cash equivalents	$3,717	$1,624
Accounts and notes receivable	17,154	61,567
Land under development	63,155	39,401
Land held for future development	22,419	28,570
Income-producing properties held for sale, net	12,720	149,433
Income-producing properties, net	147,785	131,627
Property and equipment, net	67,631	61,318
Investment in joint ventures	591	16,682
Other assets and deferred charges	16,536	14,602

	$351,708	$504,824

Liabilities and Partners' Capital
Accounts payable	$28,267	$24,244
Accrued expenses	68,932	46,329
Deferred revenues	3,137	21,227
Mortgage and other debt	74,557	222,825
Advances and contributions from developers for utility construction	32,166	25,690
Other liabilities	25,445	24,784

Total liabilities	232,504	365,099
Commitments and contingencies (Note 9)
Partners' capital
26,590 units outstanding, excluding 10,182 units in treasury (cost—$242,098) at December 31, 2000 and 29,668 units outstanding, excluding 7,104 units in treasury (cost—$157,394) at December 31, 1999	119,204	139,725

	$351,708	$504,824

See notes to consolidated financial statements

Consolidated Statements of Cash Flows

	Years ended December 31,
In thousands	2000	1999	1998
Cash Flows from Operating Activities:
Net income	$85,396	$90,392	$64,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,800	15,296	10,101
Loss on sale of office buildings	4,888	—	—
Loss on divesture of joint venture	4,445	—	—
Write-down of note receivable	2,149	—	—
(Increase) decrease in land under development	(17,603)	9,670	5,994
Decrease (increase) in accounts and notes receivable	42,766	(31,312)	(11,228)
Increase in accounts payable, accrued expenses and deferred revenues	4,304	9,847	20,637
Cost of property sold	82,608	26,617	77,564
Other adjustments, net	(1,012)	1,840	430

Net cash provided by operating activities	221,741	122,350	167,578

Cash Flows from Investing Activities:
Development of income-producing properties	(27,441)	(67,988)	(101,789)
Purchase of property and equipment	(9,669)	(8,672)	(9,133)
(Investment in) distribution from joint ventures	(84)	(4,190)	22

Net cash used in investing activities	(37,194)	(80,850)	(110,900)

Cash Flows from Financing Activities:
Distributions paid	(21,213)	(19,746)	(17,784)
Borrowings on mortgage and other debt	82,600	115,698	15,100
Repayment of mortgage and other debt	(169,845)	(62,506)	(14,437)
Increase (decrease) in advances and contributions from developers for utility construction	6,476	(776)	7,621
Purchase of partnership units	(82,306)	(75,818)	(49,043)
Other, net	1,834	1,084	1,283

Net cash used in financing activities	(182,454)	(42,064)	(57,260)

Net Increase (Decrease) in Cash and Cash Equivalents	2,093	(564)	(582)
Cash and Cash Equivalents, Beginning of Year	1,624	2,188	2,770

Cash and Cash Equivalents, End of Year	$3,717	$1,624	$2,188

Supplemental Disclosure of Cash Flow Information:
Interest paid (net of amount capitalized)	$20,504	$13,396	$7,562

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Divesture of joint venture	$16,469	—	—
Note payable in connection with investment in joint venture	(12,024)	$12,024	—
Assumption of debt on sale of real estate	(48,999)	—	—
Payable for unit repurchases	(4,232)	—	—

See notes to consolidated financial statements

Consolidated Statements of Changes in Partners' Capital

In thousands	Number of Units	Partners' Capital
Balance at December 31, 1997	34,527	$145,277
Net income	—	64,080
Distributions	—	(17,784)
Purchase of partnership units	(1,910)	(49,043)
Other activity, net	59	1,283

Balance at December 31, 1998	32,676	143,813

Net income	—	90,392
Distributions	—	(19,746)
Purchase of partnership units	(3,111)	(75,818)
Other activity, net	103	1,084

Balance at December 31, 1999	29,668	139,725

Net income	—	85,396
Distributions	—	(21,213)
Purchase of partnership units	(3,176)	(86,538)
Other activity, net	98	1,834

Balance at December 31, 2000	26,590	$119,204

See notes to consolidated financial statements

Notes to Consolidated Financial Statements
December 31, 2000

Note 1. Organization

    The Newhall Land and Farming Company (a California Limited Partnership) the "Company" or the "Partnership"), is organized as a publicly traded limited partnership. The general partners of the Company are Newhall Management Limited Partnership, the Managing General Partner and Newhall General Partnership. Two executive officers and the Managing General Partner are the general partners of Newhall General Partnership.

Note 2. Business Segments and Summary of Significant Accounting Policies

Nature of Operations and Business Segments

    The Company operates in two lines of business: real estate and agriculture. The business segments of the Company's real estate operations consist of residential; industrial and commercial; development and operation of income-producing properties; Valencia Water Company, a public water utility; and community development. Agriculture consists primarily of farming and energy operations and sales of non-strategic farm land.

    Information as to identifiable assets, capital expenditures and depreciation for these segments is summarized and reconciled in Note 10. Significant accounting policies related to the Company's segments are:

Residential

Land Sales

    Sales are recorded at the time escrow is closed provided that: (1) there has been a minimum down payment of 20% or 25% depending upon the type and timeframe for development of property sold, (2) the buyer has met adequate continuing investment criteria and (3) the Company, as the seller, has no material continuing involvement in the property. Where the Company has an obligation to complete certain future development, revenue is deferred in the ratio of the cost of development to be completed to the total cost of the property being sold under percentage of completion accounting. Land under development includes land, direct and allocated construction costs for land and infrastructure development plus project amenities. As land is sold, estimated total costs at completion for the specific project are charged ratably to cost of sales.

Home Sales

    The Company's income from home sales comes from sales of completed single- and multi-family homes to homebuyers through joint ventures. The Company records revenues and its portion of income as the venture closes escrow on sales to homebuyers. In 2000, the Company did not have any homebuilding joint ventures.

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

Income-Producing Properties

    The Company owns and leases, commercial buildings, shopping centers and land to tenants. Rents are typically based on the greater of a percentage of the lessee's gross revenues or a minimum rent. Most lease agreements require that the lessee pay all taxes, maintenance, insurance and certain other operating expenses applicable to leased properties.

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

Central Administration

    Central Administration includes the Company's corporate functions including executive offices, treasury, tax, employee relations, corporate accounting, finance, information systems, headquarters facilities, secretary/legal, investor relations, market research, internal audit and in prior years, land acquisition. Except for certain costs relating to the headquarters facilities and specific services billed to Valencia Water Company, expenses for these functions are expensed as general and administrative expenses and are not allocated to the Company's operating business segments.

Other general accounting policies are:

    Basis of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated. Certain reclassifications have been made to prior years' amounts to conform to the current year presentation.

    Joint Ventures: The equity method is used to account for an investment a joint venture with Hilton Inns, Inc. which is not controlled by the Company. A joint venture with Kaufman and Broad of Southern California, Inc. was divested in 2000 and a $5.2 million loss was recorded within Residential Home and Land Sales in connection with the divestiture and expenses incurred prior to the divestiture.

    Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents.

    Income-Producing Properties; Property and Equipment: Property is stated at cost, less proceeds from sales of easements and rights of way. Depreciation is provided on the straight-line basis over the estimated useful lives of the various assets without regard to salvage value. Lives used for calculating depreciation are as follows: buildings—25 to 40 years; equipment—3 to 10 years; water supply systems, orchards and other—5 to 75 years.

    Impairment of Assets: Long-lived assets and assets held for sale are reviewed for impairment whenever events or changes in circumstances indicate that an impairment may have occurred. In 2000, an impairment loss of $4.9 million was recorded within Industrial and Commercial Sales on four office buildings held for sale which subsequently were sold. No impairment loss was recorded in 1999 or 1998.

    There is no depreciation expense recorded on assets held for sale. Income-Producing Properties Held for Sale avoided depreciation expense of $2.5 million for 2000. Revenues from operations of Income-Producing Properties Held for Sale continue to be reported with Commercial Operations—Income-Producing Properties in the accompanying consolidated statements of income. For 2000, revenues from such properties totaled $6.8 million.

    Environmental Matters: Environmental clean-up costs are charged to expense or established reserves when incurred and are not capitalized. Reserves are recorded for environmental clean-up costs when remediation efforts are probable and can be reasonably estimated. To date, environmental clean-up costs have not been material.

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

    Income Taxes: The partnership is not a taxable entity; accordingly, no provision for income taxes has been made in the consolidated financial statements. Partners are taxed on their allocable share of the Company's earnings which is reportable on their income tax returns.

    The Revenue Act of 1987 contained provisions which, in some cases, taxes publicly traded partnerships as corporations. Beginning in 1998, 90% of the Partnership's gross income, as defined, must be derived from rent, sales of real estate, interest, and income from other "natural resources" as provided in Internal Revenue Section 7704. The Partnership's 2000, 1999 and 1998 gross income qualifies under this provision and the Company expects to continue to be taxed as a partnership for the foreseeable future.

    Amounts per Partnership Unit: The following is a reconciliation of the numerators and denominators of the basic and diluted income net per unit computations:

(in 000's except per unit)	Income (numerator)	Units (denominator)	Per Unit
For the year ended December 31, 2000
Net income per unit	$85,396	27,658	$3.09
Net income available to unitholders
Effect of dilutive securities	—
Unit options		311	(.04)

Net income per unit—diluted	$85,396	27,969	$3.05

For the year ended December 31, 1999
Net income per unit
Net income available to unitholders	$90,392	31,388	$2.88
Effect of dilutive securities
Unit options	—	280	(.03)

Net income per unit—diluted	$90,392	31,668	$2.85

For the year ended December 31, 1998
Net income per unit
Net income available to unitholders	$64,080	33,986	$1.89
Effect of dilutive securities
Unit options	—	390	(.03)

Net income per unit—diluted	$64,080	34,376	$1.86

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

    At December 31, 2000, the net tax basis of the Company's assets and liabilities exceeded the Company's consolidated financial statement basis of its assets and liabilities by $225,654,000. This excess amount does not reflect the step-up in asset basis allocated to individual partners upon purchase of units subsequent to the formation of the Partnership.

    The Partnership's tax returns for the past four years are subject to examination by federal and state taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the tax basis amounts may be subject to change at a later date upon final determination by the taxing authorities.

Note 4. Disclosures About Fair Value of Financial Instruments

    The estimated fair values of certain of the Company's financial instruments are as follows:

	December 31,
	2000		1999
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes receivable from land sales	$10,470	$10,470	$50,585	$50,585
Mortgage and other debt	74,557	74,557	222,825	222,825
Advances from developers for utility construction	10,627	2,866	10,992	2,880

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

Note 5. Composition of Certain Financial Statement Captions

	December 31,
In thousands	2000	1999
Accounts and notes receivable
Trade receivables, less allowance for doubtful accounts of $1,297 and $863, respectively	$1,588	$1,624
Notes receivable from land sales	10,470	50,585
Unbilled accounts receivable
Agriculture	647	3,188
Other	1,712	1,293
Other	2,737	4,877

	$17,154	$61,567

Land under development
Valencia
Residential development	$25,154	$4,532
Industrial and commercial land development	37,689	34,524
Agriculture	312	345

	$63,155	$39,401

Income-producing properties held for sale
Retail	$—	$115,462
Office	8,503	36,545
Other	7,311	19,857

	15,814	171,864
Accumulated depreciation	(3,094)	(22,431)

	$12,720	$149,433

Income-producing properties
Land	$34,822	$21,399
Buildings	106,916	112,304
Other	10,468	14,498

	152,206	148,201
Accumulated depreciation	(30,201)	(25,478)

	122,005	122,723
Properties under development	25,780	8,904

	$147,785	$131,627

Property and equipment
Land	$3,759	$3,759
Buildings	5,974	5,343
Equipment	9,470	9,311
Water supply systems, orchards and other	81,620	73,635
Construction in progress	5,545	5,111

	106,368	97,159
Accumulated depreciation	(38,737)	(35,841)

	$67,631	$61,318

	December 31,
In thousands	2000	1999
Other assets and deferred charges
Prepaid expenses	$2,583	$1,794
Unamortized loan fees	1,190	841
Deferred charges and assets of Valencia Water Company	4,516	4,767
Other	8,247	7,200

	$16,536	$14,602

Accrued expenses
Deferred compensation	$12,898	$10,515
Operating and other accruals	16,924	3,611
Project accruals	19,566	27,681
Lease obligation, net	10,803	—
Other	8,741	4,522

	$68,932	$46,329

Other liabilities
Warranty and other reserves	$6,089	$7,049
Deferred taxes of Valencia Water Company	6,317	6,114
Other	13,039	11,621

	$25,445	$24,784

Note 6. Commercial Leases

    As of December 31, 2000, minimum lease payments to be received under non-cancelable operating leases and a lease obligation to be paid in conjunction with the sale of four office buildings are as follows:

In thousands	Lease Obligation	Lease Receipts
2001	$1,597	$16,797
2002	1,645	16,077
2003	1,694	13,219
2004	1,745	12,401
2005	1,797	10,196
Thereafter	15,322	73,788

	$23,800	$142,478	*

*
Includes minimum lease payments from income-producing properties held for sale. The amount does not include contingent rentals which may be received under certain leases based on lessee sales or apartment rentals. Contingent and apartment rentals received for the years ended December 31, 2000, 1999, and 1998 were (in thousands) $15,778, $12,606 and $11,429, respectively.

Note 7. Mortgage and Other Debt

		December 31,
	Interest Rates
In thousands		2000	1999
Unsecured lines of credit	Variable	$2,000	$64,400
Prudential (shopping center loans)	7.44%	24,549	24,913
Prudential (ranch mortgage)	8.45%	10,080	10,320
Pacific Life (Valencia Water Company)	8.00%	11,000	11,000
Wells Fargo (Valencia Town Center)	7.94%	12,000	35,000
Community facilities bonds (Valencia Town Center)	7.33%*	14,928	15,583
Kaufman and Broad (City Ranch)	8.00%	—	12,024
FHLMC (apartment mortgages)	6.51%*	—	49,585

		$74,557	$222,825

*
Weighted-average rate

    In November 2000, the Company replaced its existing bank lines, totaling $159 million, with a $130 million three-year, unsecured line of credit from Wells Fargo and Bank of America. The interest rate is LIBOR plus 1.25%-1.45% and the commitment fee is .25% per annum of the unused portion. In addition, the Company has a $2 million line of credit with Valencia Bank & Trust on which the rate is LIBOR plus 1.35% and a $10 million line with Wells Fargo at LIBOR plus 1.25%-1.45%. Letters of credit outstanding against available lines of credit totaled $21.2 million and $21.0 million, respectively, at December 31, 2000 and 1999.

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

    In November 2000, a $50 million revolving mortgage facility secured by Valencia Town Center replaced a $40 million facility. The new facility bears interest at LIBOR plus 1.25% and matures in November 2001.

    In October 1992, tax-exempt community facilities bonds were issued to finance a portion of the costs of certain public infrastructure improvements located within or in the vicinity of Valencia Town Center, the Company's regional shopping mall. The bonds will be repaid over 20 years from special taxes levied on the mall property.

    In August 1999, a $12.0 million note was recorded in connection with the Company's City Ranch joint venture with Kaufman and Broad of Southern California, Inc. The Company divested its interests in the joint venture in September 2000 and the note was cancelled.

    In March 1999, the Company replaced a $44.7 million portfolio mortgage secured by five commercial properties with three financings totaling $50 million secured by three apartment complexes. The loans were assumed by the buyer upon sale of the apartment complexes in December 2000.

    Annual maturities of existing long-term debt are approximately (in thousands) $13,362 in 2001, $3,481 in 2002, $10,970 in 2003, $1,509 in 2004, $1,657 in 2005 and $43,578 thereafter. The unsecured lines of credit have no scheduled repayment terms.

    Capitalized Interest and Interest Income: During 2000, 1999, and 1998, total interest expense incurred amounted to (in thousands) $20,622, $13,910 and $8,067, net of $329, $1,563 and $3,354, which was capitalized, respectively. Interest income from investments and notes receivable totaled (in thousands) $3,000 in 2000, $3,949 in 1999 and $1,451 in 1998.

Note 8. Employee Benefit Plans

    Incentive Compensation Plan: Under the terms of the Company's Executive Incentive Plan, the Board of Directors may authorize incentive compensation awards to key management personnel of up to 7% of income for 1999 and 2000 and 5% of income for 1998. The Board of Directors authorized awards of $4,728,000 (5.5%), $5,164,000 (5.7%) and $3,237,000 (5.0%) for the years ended December 31, 2000, 1999 and 1998, respectively.

    Unit Compensation Plans: The Company has two unit-based compensation plans which are described below. The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation expense is only recognized for market price fluctuations in connection with option appreciation rights under the unit option plan. Had compensation costs been determined consistent with SFAS No. 123, the Company's net income and net income per unit would have been reduced to the pro forma amounts indicated on the following page:

	Years ended December 31,
In thousands, except per unit	2000	1999	1998
Net Income
As reported	$85,396	$90,392	$64,080
Pro forma	81,050	86,168	60,227
Income Per Unit
As reported—assuming dilution	$3.05	$2.85	$1.86
Pro forma	2.90	2.72	1.75

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

    Options, restricted units or appreciation rights may not be granted at a price below the market price on date of grant. Non-qualified options and appreciation rights are exercisable 25% after the end of each of the first four years and terminate in ten years. The following non-qualified, market price options, all without appreciation rights, were granted: 2000—316,707; 1999—270,784; 1998—215,419. A recovery of $400,000 was recorded in 2000 and no expense or recovery was recorded in 1999 or 1998 for market price fluctuations in connection with option appreciation rights granted prior to 1992. Restricted unit rights granted as part of the Company's Management Unit Ownership Program vest 20% at the end of each of the first five years. The following restricted unit rights were granted: 2000—6,205; 1999—4,342; 1998—2,936.

    In November 1997, the Board of Directors approved a premium price option program for key executives tied to the performance of the Company's partnership units. Options totaling 2.45 million units were granted to key executives. The number of options granted was larger than the Company's typical market-price option program due to the increased risks associated with the premium price and forfeiture provisions and the fact that it was in lieu of market price options for the executives over the three-year period ended November 2000. Under the terms of the program, participants were granted options in two tranches, each of which had a five-year option life and was exercisable in three years but was subject to forfeiture if certain performance criteria were not met. The second tranche was cancelled in November 2000 because price objectives were not met. At December 31, 2000, 891,200 units from the first tranche of the 1997 grant with an exercise price of $31.30, were outstanding. In November 2000, a total of 490,000 premium price options with an exercise price of $28.00 were granted to key executives.

    The per unit weighted-average fair value of non-qualified, market price options granted in 2000, 1999 and 1998 was $9.35, $8.12 and $10.02, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 2000—distribution yield of 2.85%, expected volatility of 29.5%, risk-free interest rate of 6.06% and expected life of 10 years. 1999—distribution yield of 3.0%, expected volatility of 29.7%, risk-free interest rate of 6.0% and expected life of 10 years; 1998—distribution yield of 2.8%, expected volatility 29.4%, risk-free interest rate of 5.5% and an expected life of 10 years.

    The per unit weighted-average fair value of premium price options granted in 1997 was $3.53 for the first tranche and $3.82 for options granted in 2000 using the Black-Scholes option pricing model with the following weighted-average assumptions: 1997 grant—distribution yield of 1.6%, expected volatility of 21.0%, risk-free interest rate of 6.4% expected life of five years; 2000 grant—distribution yield of 2.4% expected volatility of 23.3% risk-free interest rate of 6.1%, expected life of five years.

    At December 31, 2000, 1,132,201 units were available for future grants. A summary of the status of the Company's Option/Award Plan is presented below:

	Units	Weighted Average Exercise Price
Outstanding at December 31, 1997	3,739,683	$27.68
Granted	218,355	30.03
Exercised	(54,479)	17.50
Cancelled	(27,507)	23.50

Outstanding at December 31, 1998	3,876,052	27.96
Granted	275,126	24.14
Exercised	(76,087)	15.67
Cancelled	(608,448)	31.04

Outstanding at December 31, 1999	3,466,643	27.34
Granted	812,912	27.58
Exercised	(80,414)	16.99
Cancelled	(1,225,853)	30.22

Outstanding at December 31, 2000	2,973,288	$25.42

    At December 31, 2000 and 1999, the number of options exercisable was 1,863,610 and 950,340, respectively, and the weighted-average exercise price of those options was $24.70 and $18.70, respectively.

    The following summarizes information about outstanding options at December 31, 2000:

Range of Exercise Prices	Number Outstanding*	Weighted-Average Exercise Price	Weighted-Average Remaining Life
$13.00-$16.75	562,675	$14.92	3.9
$19.75-$26.94	840,685	$24.15	7.5
$28.00-$33.39	1,555,550	$30.12	3.4

*Excludes 14,378 restricted units granted as part of the Company's Management Unit Ownership Program

    The following summarizes information about exercisable options at December 31, 2000:

Range of Exercise Prices	Number Exercisable	Weighted-Average Exercise Price
$13.00-$16.75	562,675	$14.92
$19.75-$26.94	318,635	$21.97
$28.00-$33.39	982,300	$31.19

    Employee Unit Purchase Plan: Under the terms of the Employee Unit Purchase Plan, employees may have up to 15% of their base salary withheld to purchase the Company's partnership units. The purchase price is a specified percentage (no less than 85% and no more than 100%, as determined by the Plan Administrator for each purchase period) of the lower of the market price on the first day of the purchase period or the last day of the purchase period. At December 31, 2000, a total of 210,033 units is available for future issuance under the plan.

    Under the plan, the Company sold 8,922, 9,996 and 6,965 units to employees in 2000, 1999 and 1998, respectively. The weighted-average fair value of the purchase discount was $1.63 for 2000, $2.33 for 1999 and $3.64 for 1998, using the Black-Scholes model with the following assumptions: expected life of seven months due to salary withholdings throughout the year; distribution yield of 2.3% and expected volatility of 24.1% for 2000, distribution yield of 2.2% and expected volatility of 29.4% for 1999 and distribution yield of 3.0% and expected volatility of 20.6% for 1998; risk-free interest rate of 4.39% for 2000, 4.54% for 1999 and 5.45% for 1998; and an exercise price equal to 85% of the lower of the market price on the first day of the purchase period and the market price on the last day of the purchase period.

    Retirement Plans: The Retirement Plan is a defined benefit plan that is Company funded and qualified under ERISA. Generally, all employees of the Company and subsidiaries of the Company are eligible to participate in the Retirement Plan after one year of employment and attainment of age 21. Participants' benefits accumulated through December 31, 1996 are calculated as 40.5% of the highest average annual earnings up to Social Security covered compensation, plus 60% of average annual earnings in excess of covered compensation, reduced pro rata for years of service less than 30. Benefits which accumulate after January 1, 1997 are calculated as 32.4% of the Social Security wage base and 48% of the excess over covered compensation.

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

    The cost of the Company's Supplemental Executive Retirement Plan and a Retirement Plan for Directors who were retired prior to the termination of the plan in 1997 was $109,000 in 2000, $105,000 in 1999 and $106,000 in 1998.

    The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated financial statements for the Retirement and the Pension Restoration Plans:

	December 31,
In thousands	2000	1999
Change in Benefit Obligation
Projected benefit obligation, beginning of year:	$23,809	$23,961
Service cost	677	837
Interest cost	1,715	1,505
Benefits paid	(1,079)	(2,738)
Actuarial loss	3,704	244

Projected benefit obligation, end of year	$28,826	$23,809

Change in Plan Assets
Plan assets, beginning of year:	$19,502	$19,134
Actual return on plan assets	2,477	3,006
Employer contribution	1	100
Benefits paid	(1,079)	(2,738)

Plan assets, end of year	$20,901	$19,502

Funded status	$(7,925)	$(4,307)
Unrecognized transition obligation	—	(34)
Unrecognized prior service cost	686	777
Unrecognized loss (gain)	2,300	(537)

Net amount recognized—accrued benefit cost	$(4,939)	$(4,101)

	December 31,
In thousands	2000	1999	1998
Components of Net Periodic Benefit Cost
Service cost	$677	$838	$685
Interest cost	1,715	1,505	1,370
Expected return on plan assets	(1,671)	(1,650)	(1,643)
Amortization of unrecognized transition obligation	(34)	(34)	(34)
Amortization of unrecognized prior service cost	92	92	92
Amortization of unrecognized loss (gain)	60	105	(74)

Pension expense	$839	$856	$396

    The projected benefit obligation, accumulated benefit obligation (ABO) and fair value of assets for the plan with assets less than ABO (Pension Restoration Plan) were $11,101,624, $3,668,964 and $0 at December 31, 2000 and $6,757,549, $2,175,646, and $0, respectively at December 31, 1999.

	December 31,
	2000	1999
The assumptions used in the accounting were:
Discount rate	7.75%	7.50%
Rate of increase in compensation levels	5.00%	5.00%
Expected long-term return of assets	9.00%	9.00%

    Employee Savings Plan: The Company has an Employee Savings Plan which is available to all eligible employees. Certain employee contributions may be supplemented by Company contributions. Company contributions approximated $451,000 in 2000, $438,000 in 1999 and $371,000 in 1998.

    Deferred Cash Bonus Plan: In February 1991, the Compensation Committee of the Board of Directors awarded deferred bonuses payable January 15, 1999. The amount paid was based upon the relative percentage return on the market value of the Company's depositary units compared to the percentage return on the Standard and Poor's 500 Index over a nine-year period. A total of $176,500 was earned and paid in 1999 under this program.

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

    In the ordinary course of business, and as part of the entitlement and development process, the Company is required to provide performance bonds to the County of Los Angeles and the City of Santa Clarita to assure completion of certain public facilities. At December 31, 2000, the Company had performance bonds outstanding totaling approximately $155 million.

    As a significant landowner, developer and holder of commercial properties, there exists the possibility that environmental contamination conditions may exist that would require the Company to take corrective action. The Company believes such costs will not materially affect the Company's consolidated financial condition.

Note 10. Business Segment Reporting

    In accordance with the requirements of SFAS No. 131—Disclosures about Segments of an Enterprise and Related Information, the Company's reportable business segments and respective accounting policies of the segments are the same as those described in Note 2—Business Segments and Summary of Significant Accounting Policies. Management evaluates segment performance based primarily on revenues before property sales and contribution to income before property sales and allocation of incentive compensation. Interest income and expenses are evaluated and reported on a consolidated net basis and are not allocated to the Company's business segments.

    The following table provides financial information regarding management's measures of the Company's business segments and other significant items and also provides a reconciliation to the Company's consolidated totals:

	Year Ended December 31, 2000
In thousands	Revenues	Contribution to Income	Depreciation and Amortization	Assets	Capital Expenditures
Real Estate
Residential	$27,210	$4,335	$120	$12,702	$—
Industrial and commercial	295,119	99,475	6	80,908	—
Community development	—	(10,799)	70	30,557	64
Income-producing properties	58,219	22,752	10,475	141,477	27,441
Valencia Water Company	13,132	3,633 (a)	2,247	66,539	8,974
Agriculture	7,288	1,115	477	6,510	220
Central administration	—	(12,180)	405	13,015	411

	400,968	108,331	13,800	351,708	37,110
Interest and other expense, net	—	(17,935)	—	—	—
All other	—	(5,000)	—	—	—

Total	$400,968	$85,396	$13,800	$351,708	$37,110

	Year Ended December 31, 1999
In thousands	Revenues	Contribution to Income	Depreciation and Amortization	Assets	Capital Expenditures
Real Estate
Residential	$109,608	$38,424	$116	$27,505	$—
Industrial and commercial	109,200	42,104	10	116,666	10,546
Community development	—	(11,597)	66	19,725	138
Income-producing properties	50,459	17,307	12,127	253,214	57,442
Valencia Water Company	12,202	3,200 (a)	2,017	60,272	7,437
Agriculture	41,037	28,715	613	17,541	586
Central administration	—	(11,371)	347	9,901	511

	322,506	106,782	15,296	504,824	76,660
Interest and other expense, net	—	(10,390)	—	—	—
All other	—	(6,000)	—	—	—

Total	$322,506	$90,392	$15,296	$504,824	$76,660

	Year Ended December 31, 1998
In thousands	Revenues	Contribution to Income	Depreciation and Amortization	Assets	Capital Expenditures
Real Estate
Residential	$70,867	$23,999	$37	$16,320	$494
Industrial and commercial	172,320	49,248	14	170,493	4,610
Community development	—	(10,047)	43	17,278	67
Income-producing properties	38,622	17,754	7,277	147,216	97,419
Valencia Water Company	10,209	2,889 (a)	1,956	53,719	7,587
Agriculture	12,660	2,196	594	17,048	190
Central administration	—	(10,879)	180	10,133	555

	304,678	75,160	10,101	432,207	110,922
Interest and other expense, net	—	(7,180)	—	—	—
All other	—	(3,900)	—	—	—

Total	$304,678	$64,080	$10,101	$432,207	$110,922

    All of the Company's real estate operations are conducted on the Company's properties in north Los Angeles County. Agricultural operations are conducted on the Company's properties in Southern and Central California. Accordingly, financial information based on geographic area is not presented.

    Sales by business segment to individual customers representing more than 10% of the Company's consolidated revenues are as follows:

In thousands	2000	1999	1998
Industrial and Commercial	$201,251	—	$111,000

(a)
Includes income tax expense of (in thousands) $1,847 in 2000, $1,463 in 1999 and $1,071 in 1998.

Note 11. Selected Quarterly Financial Data (Unaudited)

    Quarterly financial information for the Company fluctuates due to the uneven nature of real estate closing activity and the skewing of results by individual large sales. The following is a summary of selected quarterly financial data for 2000 and 1999:

	Quarter
In thousands, except per unit	First	Second	Third	Fourth
Revenues
2000	$28,364	$55,319	$46,470	$270,815
1999	42,273	63,038	73,204	143,991

Operating income
2000	$8,860	$12,923	$6,981	$89,209
1999	13,355	18,660	18,233	64,965

Net income (loss)
2000	$3,197	$6,348	$(612)	$76,463
1999	8,283	12,723	11,897	57,489
Net income (loss) per unit*
2000	$.11	$.23	$(.02)	$2.85
1999	.26	.40	.38	1.91

Net income (loss) per unit—assuming dilution*
2000	$.11	$.22	$(.02)	$2.83
1999	.25	.40	.38	1.89

*Due to unit repurchases during the year, quarterly per unit amounts do not add up to the total per unit for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

PART III

Item 10. Directors and Executive Officers of the Company

    The Partnership was reorganized from a corporation to a California limited partnership on January 8, 1985. The general partners of the Partnership are Newhall Management Limited Partnership and Newhall General Partnership. Two executive officers and Newhall Management Limited Partnership are the general partners of Newhall General Partnership. Newhall Management Corporation and Newhall General Partnership are the general partners of the Newhall Management Limited Partnership.

    Newhall Management Limited Partnership has exclusive management and control of the affairs of the Partnership and shares in Partnership income and losses on the basis of the number of Partnership units owned by it. Newhall Management Corporation is the managing general partner of Newhall Management Limited Partnership, and makes all decisions and takes all action deemed by it necessary or appropriate to conduct the business and affairs of Newhall Management Limited Partnership and, therefore, of the Partnership.

    The duties and responsibilities of directors are carried out by the Board of Directors of Newhall Management Corporation. Each voting shareholder of Newhall Management Corporation also is a director of Newhall Management Corporation ("Corporation") and only voting shareholders may be directors of the Corporation. Every voting shareholder and director has a number of votes in all matters equal to the number of votes of every other voting shareholder and director. Upon ceasing to be a director, a shareholder may be a nonvoting shareholder for a period of time prior to the repurchase of his or her shares by the Corporation. See further discussion of the shareholders' agreement and voting trust agreement below.

    The shareholder-directors of Newhall Management Corporation are as follows:

    Thomas L. Lee, age 58, was appointed Chairman and Chief Executive Officer of the Corporation upon its formation in November 1990 and of the former managing general partner in 1989. He joined the predecessor corporation in 1970 and has served in various executive capacities. Mr. Lee was elected as a director in 1985. In January 2001, Mr. Lee announced his retirement as Chief Executive Officer of the Corporation effective March 21, 2001, as Chairman effective March 31, 2001 and that he will not stand for re-election as a director in July 2001. He is a director of Blue Shield of California and a trustee of California Institute of the Arts.

    George L. Argyros, age 64, was elected a director of the Corporation in September 1995. He has been Chairman and Chief Executive Officer of Arnel & Affiliates, an investment company, since 1968. He is a director of DST Systems, Tecstar, The First American Corporation, Doskocil, Inc., and Rockwell International. He is a trustee of the California Institute of Technology and Chairman of the Horatio Alger Association.

    Gary M. Cusumano, age 57, was appointed President and Chief Executive Officer of the Corporation on March 21, 2001, and has previously served as President and Chief Operating Officer of the Corporation and the former managing general partner since 1989. Mr. Cusumano was elected a director of the Corporation in July 1995. Mr. Cusumano is a director of Henry Mayo Newhall Memorial Hospital and the California Chamber of Commerce.

    Thomas V. McKernan, Jr., age 56, has been a director of the Corporation since September 1994. Mr. McKernan has been President and Chief Executive Officer of the Automobile Club of Southern California since 1991. He is a director of Blue Shield of California, the American Automobile Association, Payden & Rygel Investment Group, Forest Lawn Memorial Park, California Chamber of

Commerce, Los Angeles Area Chamber of Commerce, Orthopaedic Hospital, California Business Roundtable, Los Angeles Police Foundation and Education Foundation of Los Angeles Archdiocese.

    Henry K. Newhall, age 62, has served as a director of the Corporation, the former managing general partner and the predecessor corporation, respectively, since 1982. Dr. Newhall retired in August 1998 as General Manager, Technology, Oronite Additives Division of Chevron Chemical Company. He has served in various managerial and consulting positions with Chevron since 1971.

    Jane Newhall, age 87, has served as a director of the Corporation, the former managing general partner and the predecessor corporation, respectively, since 1960. Ms. Newhall, a private investor, is a director of the Henry Mayo Newhall Foundation. She is a life trustee of Mills College, the San Francisco Theological Seminary, and the Graduate Theological Union.

    Peter T. Pope, age 66, was elected a director of the Corporation in 1992. Mr. Pope served as Chairman of Pope & Talbot, Inc. from 1990 to August 2000 and as Chief Executive Officer from 1990 until his retirement in August 1999. He is a director and general partner of Pope Resources, and a director of Pope & Talbot, Inc.

    Carl E. Reichardt, age 69, has served as a director of the Corporation, the former managing general partner and the predecessor corporation, respectively, since 1980. Mr. Reichardt was Chairman of the Board of Directors of Wells Fargo & Company and Wells Fargo Bank, N.A., from 1983 until December 1994 and a director until April 1998. He is a director of Ford Motor Company, HCA—The Healthcare Company, PG&E Corporation, ConAgra, Inc., McKesson HBOC, Inc. and HSBC Holdings PLC.

    Thomas C. Sutton, age 58, was elected a director of the Corporation in November 1991. He has been Chairman of the Board and Chief Executive Officer of Pacific Life Insurance Company since 1990. Mr. Sutton is a director of Southern California Edison, The Irvine Company, Association of California Life Insurance Companies and American Council of Life Insurance. He is a trustee of the Committee for Economic Development.

    Barry Lawson Williams, age 56, was elected a director of the Corporation in July 1996. Mr. Williams has served as President and Chief Executive Officer of The American Management Association International since November 2000. Mr. Williams also has been President of Williams Pacific Ventures, Inc., a venture capital consulting and business mediation firm that he founded, and a general partner of WDG Ventures Ltd., a real estate development fund, since 1987. Mr. Williams is a director of PG&E Corporation, CH2M Hill, Ltd., Simpson Manufacturing Company, R.H. Donnelly & Co., USA Education, Inc., Synavant Inc. and Kaiser Permanente. He is a trustee of Northwestern Mutual Life Insurance Company.

    Ezra K. Zilkha, age 75, has served as a director of the Corporation, the former managing general partner and the predecessor corporation, respectively, since 1977. Since 1956, Mr. Zilkha has been President of Zilkha & Sons, Inc., a private investment company. From 1991 to 1993 he was Chairman of Union Holdings, Inc., an industrial holding company. He is a director of the International Center for the Disabled and Heartland Technology, Inc. Mr. Zilkha is a trustee of The American Society of the French Legion of Honor, trustee emeritus of Wesleyan University and an honorary trustee of the Brookings Institution.

    Each of the shareholder-directors may be contacted at the principal executive offices of the Partnership and is a citizen of the United States.

    The Board of Directors manages and controls the overall business and affairs of the Corporation, of Newhall Management Limited Partnership, and of the Partnership. The members of the Board of

Directors are elected by the shareholder-directors of the Corporation, unless there is a vacancy on the Board in which case the remaining board members may fill the vacancy, without the approval of the limited partners and with each shareholder-director of the Corporation having an equal number of votes. Because the shareholders and directors are the same persons, it is expected that the shareholders will re-elect themselves to serve as directors.

    It is the current policy of the Corporation that all directors of the Corporation, except for the initial directors of the former managing general partner, will retire at age 70. If a new director is elected, he or she is required to become a shareholder by purchasing the number of shares determined by the Board of Directors.

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

    Messrs. Henry Newhall and Zilkha each effectively have contributed to Newhall Management Limited Partnership a total of 72,000 Partnership units. Ms. Newhall effectively has contributed to Newhall Management Limited Partnership a total of 71,650 Partnership units. Messrs. Lee and Cusumano each effectively has contributed 66,020 Partnership units. Messrs. Argyros, Reichardt, Pope, Sutton, McKernan and Williams each effectively has contributed to Newhall Management Limited Partnership a total of 2,000 Partnership units. The Partnership units contributed to Newhall Management Limited Partnership total 359,690 or 1.35% of the total number of Partnership units outstanding at December 31, 2000.

    A unitholder will receive the same distributions from the Partnership with regard to his or her Partnership units regardless of whether such Partnership units are represented by limited partner interests in Newhall Management Limited Partnership or by general partner interests in Newhall Management Limited Partnership (which in turn are represented by common stock in the Corporation). All Partnership distributions and allocations to Newhall Management Limited Partnership with respect to the Partnership units held by such partner will be passed on to each limited partner of Newhall Management Limited Partnership or shareholder of the Corporation as distributions in proportion to the actual number of units or shares beneficially owned by such limited partner or shareholder, as the case may be.

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

    The term of the voting trust is limited by law to 10 years, but a party to the voting trust will be deemed to have resigned as a director of the Corporation and will have to sell his shares, subject to repurchase by the Corporation, unless, at the times provided in the voting trust agreement, the party re-executes and renews the voting trust for the purpose of keeping it continually in effect. In July 2000, the shareholder-directors renewed the voting trust agreement for an additional 10 years. The voting trust agreement terminates if Newhall Management Corporation ceases to serve as a general partner of the managing general partner of the Partnership, or Newhall Management Limited Partnership ceases to be the managing general partner of the Partnership, or with respect to any individual shareholder if a shareholder no longer owns any shares.

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

    The limited partners, as limited partners, have no voting rights except as expressly set forth in the limited partnership agreement or granted pursuant to law. Such voting privileges include matters such as (i) electing general partners in specified instances, (ii) amending the limited partnership agreement, (iii) dissolving the limited partnership, (iv) electing a general partner to serve as the managing general partner, and (v) removing a general partner. Items (ii) and (iii) require the separate concurrence of the Corporation.

    Persons other than directors of Newhall Management Corporation may serve as limited partners of Newhall Management Limited Partnership and Newhall Management Corporation has the authority pursuant to the limited partnership agreement to cause additional units to be issued. The limited partnership agreement provides limited instances in which a general partner shall cease to be a general partner.

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

    The general partners of Newhall General Partnership are Newhall Management Limited Partnership, the chief executive officer of Newhall Management Corporation and another officer or director of Newhall Management Corporation selected from time to time by the board of directors of Newhall Management Corporation. Thomas L. Lee and Gary Cusumano are general partners of Newhall General Partnership. For as long as Newhall Management Limited Partnership serves as a general partner of the Partnership, Newhall Management Limited Partnership shall serve as a general partner of Newhall General Partnership and the individual general partners of Newhall General Partnership shall be the chief executive officer of Newhall Management Corporation and another officer or director selected by the board of directors of Newhall Management Corporation.

    The managing partner of Newhall General Partnership is the chief executive officer of Newhall Management Corporation and shall have management and control of the ordinary course of day-to-day business of Newhall General Partnership. Matters outside the ordinary course of the day to day business of Newhall General Partnership shall be decided by a majority vote of the partners except that a unanimous vote will be required to, among other things, admit a new partner (other than the chief executive officer or other officer or director of Newhall Management Corporation).

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

Executive Officers of the Corporation	Age	Date of Office
Thomas L. Lee Chairman and Chief Executive Officer	58	07/89-03/01
Gary M. Cusumano President and Chief Executive Officer President and Chief Operating Officer	57	03/01 07/89
Thomas E. Dierckman Senior Vice President—Valencia Division Senior Vice President—Commercial and Industrial, Valencia Division	52	03/01 09/94
Stuart R. Mork Senior Vice President and Chief Financial Officer Vice President and Chief Financial Officer	48	01/96 01/95
Stephen C. Schmidt Senior Vice President—Residential Community Development Self-Employed Investor	52	09/99 1992-9/99
Daniel N. Bryant Vice President—Asset Management Director—Asset Management Director—Property Management and Leasing	41	01/98 07/96 12/94
Kevin C. Farr Vice President—Residential, Valencia Division Executive Vice President—Valencia Company Sr. Vice President—Valencia Company Sr. Vice President/Controller—Valencia Company Controller—Residential Division	40	01/01 09/99 03/98 12/96 12/95
Donald L. Kimball Vice President—Finance and Controller Vice President—Controller	43	01/97 07/94
Margaret M. Lauffer Vice President—Marketing and Communications Vice President—Corporate Communications	41	12/00 12/94
Ross J. Pistone Vice President—Operations Sr. Vice President—Valencia Company	45	01/98 12/95
Steven D. Zimmer Vice President—Newhall Ranch Division Partner—Rupp, Holmberg & Zimmer	56	07/99 1992-07/99

    The officers serve at the pleasure of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Corporation's executive officers and directors, the general partners, and persons who own more than ten percent of the Company's Partnership units, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company assists its executive officers, directors and general partners to file their Section 16(a) reports and retains a copy of the forms filed. Based upon our review of copies of the reports and on written statements from our executive officers, directors and general partners, the Company believes that all such forms were filed on a timely basis by the executive officers, directors and general partners during 2000, except that 1) an amended Form 5 for Ms. Jane Newhall was filed in May 2000 to report a gift of Partnership units made in December 1999; and 2) automatic conversions during 2000 of "phantom" unit rights into Partnership units under the Company's management unit ownership program were reported late on a Form 5 filed in February 2001 for Messrs. Thomas E. Dierckman and Stuart R. Mork.

Item 11. Executive Compensation

    The following tables set forth information as to each of the five highest paid Executive Officers and their compensation for services rendered to the Company and its subsidiaries:

Summary Compensation Table

Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary	Bonus (1)	Other Annual Comp. (2)	Restricted Stock Awards (3)	Number of Securities Underlying Options/SARs	LTIP Payouts (4)	All Other Comp. (5)
Thomas L. Lee Chairman and Chief Executive Officer	2000 1999 1998	$440,000 440,000 362,000	$727,500 930,600 430,364	$63,550 61,425 64,343	— — —	230,000 — —	$ — — 56,739	$79,657 52,795 38,824
Gary M. Cusumano President and Chief Operating Officer	2000 1999 1998	336,000 336,000 274,000	543,200 704,880 320,078	66,500 66,980 68,365	— — —	100,000 — —	— — 44,130	61,462 43,506 31,240
Thomas E. Dierckman Senior Vice President	2000 1999 1998	271,000 226,000 226,000	286,650 256,396 169,197	6,050 5,250 4,300	— — —	80,000 — —	— — 37,826	26,070 20,278 19,541
Stuart R. Mork Senior Vice President and Chief Financial Officer	2000 1999 1998	275,000 230,000 230,000	254,150 239,890 154,410	600 560 425	— — —	80,000 — —	— — 12,609	23,536 18,614 15,580
Stephen C. Schmidt Senior Vice President(6)	2000 1999	200,000 52,308	136,850 48,615	— —	— —	16,000	— —	12,168

(1)
Represents bonus accrued during the current calendar year based on earnings for such period and paid in the subsequent calendar year. A part of the 2000 bonus was paid in partnership units in accordance with the Company's Management Unit Ownership Program as follows: Mr. Lee ($363,750); Mr. Cusumano ($271,600); Mr. Dierckman ($106,650); Mr. Mork ($54,150). Part of the 1999 and 1998 bonuses were paid in partnership units as follows: Mr. Dierckman (1999—$51,279; 1998—$58,299); Mr. Mork (1999—$97,190; 1998—$54,450) and Mr. Schmidt 1999—($24,307).

(2)
Includes general partner fees paid to Messrs. Lee and Cusumano as general partners of Newhall General Partnership of $60,000 each, director fees of $4,500 each to Messrs. Cusumano and Dierckman as directors of a wholly-owned subsidiary and the balance are tax preparation/estate planning fees.

(3)
Messrs. Lee, Cusumano, Dierckman, Mork and Schmidt have received 1,406, 593, 2,783, 2,383, and 209 unit rights, respectively, which entitles them to receive one partnership unit for each unit right under certain circumstances.

(4)
Represents deferred cash bonus granted in July 1990 and earned as of December 31, 1998.

(5)
Totals include the following: (a) Company matching contributions to the Employee Savings Plan and Savings Restoration Plan, (b) excess life insurance premiums, and (c) long-term disability insurance premiums for Messrs. Lee and Cusumano.

(6)
Hired September 1999

Option / SAR Grants in Last Fiscal Year

						Value of Options as of Grant Date as Computed by the Modified Black-Scholes Options Valuation Model (3)
	Individual Grants
Name	Number of Securities Underlying Options/SARs Granted		% of Total Options/SARs Granted To Employees in Fiscal Year	Exercise Or Base Price ($/Sh)	Expiration Date
Thomas L. Lee	230,000	(1)	29%	$28.00	11-14-05	$878,600
Gary M. Cusumano	100,000	(1)	12%	28.00	11-14-05	382,000
Thomas E. Dierckman	80,000	(1)	10%	28.00	11-14-05	305,600
Stuart R. Mork	80,000	(1)	10%	28.00	11-14-05	305,600
Stephen C. Schmidt	16,000	(2)	2%	26.94	7-18-10	149,600

(1)
Premium price options granted in November 2000. The options vest at a rate of 33 1/3% per year commencing on the first anniversary date of the grant and expire five years following the grant date.

(2)
Non-qualified options without appreciation rights granted at 100% of fair market value on the date of grant. Options are exercisable 25% at the end of each of the first four years following date of grant and expire ten years after date of grant.

(3)
The modified Black-Scholes Options Valuation Model modifies the Black-Scholes formula to include the impact of distributions and to allow option exercise prior to maturity. A distribution yield of 2.4% was used in the model.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End
					Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End(1)
	Shares Acquired On Exercise (#)
Name		Value Realized	Exercisable	Un - exercisable	Exercisable	Un - exercisable
Thomas L. Lee	—	—	495,618	237,500	$1,165,294	$8,906
Gary M. Cusumano	—	—	386,864	106,000	909,125	7,125
Thomas E. Dierckman	—	—	246,709	84,250	577,641	5,047
Stuart R. Mork	—	—	238,709	84,250	551,891	5,047
Stephen C. Schmidt	—	—	—	16,000	—	—

Total	—	—	1,367,900	528,000	$3,203,951	$26,125

(1)
Based on the difference in the unit price of $23.25 at December 31, 2000 and the exercise price of the underlying options.

Employee Benefit Plans

    The following are descriptions of the principal employee benefit plans of the Company.

Retirement Plans

    Under the Retirement Plan, participants' benefits are calculated as 40.5% of the average annual compensation, including salary and bonus, of the highest five calendar years of the preceding ten years up to Social Security covered compensation, plus 60% of the average annual compensation in excess of covered compensation, reduced pro rata for years of service less than 30. Benefits, which accumulate after January 1, 1997, are calculated at 32.4% of the social security wage base and 48% of the excess over covered compensation. Under the Pension Restoration Plan, the Company will pay any difference between the ERISA and Internal Revenue Code maximum amount payable under the Retirement Plan and the amount otherwise payable, including amounts restricted by the compensation limit.

    The following table reflects the estimated annual benefits paid as a single life annuity upon retirement at age 65 under the Retirement Plan and Pension Restoration Plan at various assumed compensation ranges and credited years of service:

	Years of Service
Compensation	10	20	30	40
$125,000	$21,000	$43,000	$66,000	$68,000
200,000	34,000	72,000	109,000	113,000
275,000	48,000	100,000	153,000	158,000
350,000	61,000	129,000	196,000	203,000
425,000	75,000	157,000	240,000	248,000
450,000	79,000	167,000	254,000	263,000
500,000	88,000	186,000	283,000	293,000
550,000	97,000	205,000	312,000	323,000
600,000	106,000	224,000	341,000	353,000
750,000	133,000	281,000	428,000	443,000

    Credited years of service as of December 31, 2000 (to the nearest whole year) and average annual compensation for the highest five years of the last ten years are as follows: 30 years and $785,000 for Mr. Lee; 31 years and $600,000 for Mr. Cusumano; 13 years and $350,000 for Mr. Mork; 18 years and $360,000 for Mr. Dierckman; and 1 year and $140,000 for Mr. Schmidt.

Change in Control Severance Program

    In 1997, the Partnership entered into severance agreements with Messrs. Lee, Cusumano, Dierckman and Mork, which agreements provide benefits in the event of a "change of control." Under the provisions of the severance agreements, a "change of control" is deemed to have occurred when (i) any "person" (other than a trustee or similar person holding securities under an employee benefit plan of the Partnership, or an entity owned by the unitholders in substantially the same proportions as their ownership of units) becomes the beneficial owner of 25% or more of the total voting power represented by the Partnership's then outstanding voting securities, (ii) Newhall Management Corporation is removed as managing general partner of Newhall Management Limited Partnership, or (iii) the holders of the voting securities of the Partnership approve a merger or consolidation of the Partnership with any other entity, other than a merger or consolidation which would result in the voting securities of the Partnership outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 75% of the total voting power represented by the voting securities of the Partnership or such surviving entity outstanding immediately after such merger or consolidation, or (iv) a plan of complete liquidation of the Partnership is adopted or the holders of the voting securities of the Partnership approve an agreement for the sale or disposition by the Partnership (in one transaction or a series of transactions) of all or substantially all the Partnership's assets. Entitlement to benefits arises if, within two years following a change in control, the executive officer's employment is terminated or if he or she elects to terminate his or her employment following action by the Partnership which results in (i) a reduction in salary or other benefits, (ii) change in location of employment (iii) a change in position, duties, responsibilities or status inconsistent with the executive officer's prior position or a reduction in responsibilities, duties, or offices as in effect immediately before the change in control, or (iv) the failure of the Partnership to obtain express assumption by any successor of the Partnership's obligations under the severance agreement.

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

Compensation of the Directors

    The Partnership Agreement provides that the compensation of the general partners and their partners, directors, officers and employees shall be determined by Newhall Management Limited Partnership. Both the compensation committee and the nominating committee of the Board of Directors of Newhall Management Corporation, the managing general partner of Newhall Management Limited Partnership, have been granted authority by the Board of Directors to determine certain compensation issues. Non-employee members of the Board receive an annual retainer fee of $24,000 for serving on the Board, $2,000 for serving on the Audit Committee and $1,000 for serving on any other committee of the Board. In addition, non-employee directors receive a fee of $1,000 for attending each meeting of the Board or committee of which they are a member. Committee chairpersons receive a fee of $500 in addition to the regular meeting fee for each committee meeting they conduct. Employees serving on the Board of Directors do not receive directors' fees. Directors' compensation may be deferred until separation from the Board. Deferred amounts earn interest at the Wells Fargo Bank prime rate. Members of the Board of Directors will also receive reimbursement for travel and other expenses related to attendance at meetings of the Board of Directors and of the committees. In addition, the Partnership Agreement requires the Partnership to reimburse the Newhall Management Limited Partnership for any federal or California income taxes imposed upon the managing general partner or its managing general partner as a result of its activities as managing general partner. Under the terms of the 1995 Option/Award Plan adopted by the Board of Directors on January 18, 1995, each non-employee Board member may elect to have all or any portion of the annual retainer fees paid in Partnership units or, as amended on July 15, 1998, in options thereon instead of cash.

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

Report of the Compensation Committee of the Board of Directors of Newhall Management Corporation

Compensation Committee Charter

    The Compensation Committee, which is comprised entirely of independent directors, evaluates the performance of the Chief Executive Officer, determines or approves compensation of all executive officers of the Company and reviews management development issues. It has regularly scheduled meetings two times a year, and meets at other times as appropriate. During 2000, the Committee met three (3) times.

Senior Management Compensation Philosophy

    The Company believes its success is greatly influenced by the caliber of its employees. The Company's compensation program for senior management is designed to attract, motivate and retain a highly skilled, professional and dedicated work force. In this regard, the Company's senior management compensation program consists of:

  •
  Base salary compensation tied to prevailing real estate industry compensation practices.

  •
  Annual merit and incentive pay compensation (bonuses) primarily related to the Company's and the manager's performance for the previous fiscal year.

  •
  Long-term incentive compensation in the form of unit options, restricted units and unit rights directly tied to increasing unitholder value. This component of compensation can be highly volatile because it is directly related to Company performance.

    The Company's objective is for the base salary, annual incentive compensation and long-term incentive compensation of senior management to approximate the median levels for an industry comparison group consisting primarily of real estate companies with which the Company competes for executive talent. From year-to-year, however, relative compensation levels may vary due largely to variances in individual and Company performance. The companies with which the Company competes for executive talent are not the same as those in the Wilshire Real Estate Securities Index shown in the stock performance graph. In addition, for managers other than the Chief Executive Officer and the Chief Operating Officer, there is a subjective element to incentive compensation which relates to his or her success in meeting individual business and personal goals determined at the beginning of each year. The goals for the business segment he or she manages are based primarily on increasing unitholder values through profitability and, most importantly, the value of the Company's landholdings.

Base Salary Compensation

    The base salary for each executive officer is determined on the basis of an evaluation of the responsibilities of each position compared to other positions in the Company and to base salary levels in effect for comparable positions at the Company's principal competitors for executive talent. In addition, the qualifications of the executive officer, including training and experience, is considered in determining base salary. Salaries are reviewed approximately every two years and adjustments may be made, as appropriate, to each executive officer's base salary. External salary data provided to the Committee by an independent compensation survey firm indicate that salaries for 2000 were generally below the median level.

Annual Merit and Incentive Compensation (Bonuses)

    For 2000, the annual bonuses paid under the Company's Executive Incentive Plan were determined on the basis of the Company's earnings, the net cash generated for unit repurchases and attainment of individual goals. Target earnings, target net cash flow generation and individual goals were developed at the beginning of the year. Target bonuses are determined as percentages of base salaries for each management group based upon ability to influence the success of the Company and are generally set to produce bonuses comparable to other real estate companies over a period of time. At the end of the year, bonuses were determined by utilizing the percentages of Company and individual goals achieved as compared to the Company and individual goals determined at the beginning of the year. The aggregate amount of such incentive bonuses may not exceed 7% of the Company's net income after deducting the incentive awards. The target bonuses (except for Mr. Lee's bonus) are recommended by the Company's Chief Executive Officer, Mr. Lee, and approved by the Compensation Committee and the Board of Directors.

    Senior executives are paid a portion of their current year's bonus in Partnership units until they reach their unit ownership guidelines described below. Messrs. Lee, Cusumano, Dierckman and Mork each received a portion of their 2000 bonus in Partnership units as described in the Summary Compensation Table. Additionally, any manager may elect to receive all or any part of his or her annual bonus in Partnership units and to defer receipt of such Partnership units for up to five (5) years.

    The total of the bonuses paid for 2000 was $4.728 million (or 5.5% of 2000 income after deducting bonuses), versus $5.164 million in 1999 (or 5.7% of income after deducting bonuses), an 8.4% decrease from 1999 to 2000. The incentive targets for 2000 were focused on net cash generation for the Company's unit repurchase program, which was a change from the recent historical targets that focused incentives on the Company's earnings. For purposes of the Incentive Plan, "net cash generation" included cash from all sources including operations, asset sales and borrowings, minus all uses of cash, including operating expenses, infrastructure expenditures, debt service, Partnership distributions and capital expenditures. Approximately 97% of the targeted "net cash generation" was achieved. Consequently, approximately 97% of the available bonus pool was awarded.

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

    The Company adopted unit ownership guidelines for senior executives. The guidelines encourage senior executives to own units having a market value of at least 50% of base salary. As an inducement to purchase Partnership units the Company offers one unit right for every five units purchased. A unit right entitles the recipient to receive one Partnership unit for each unit right. Historically, unit rights vested at the rate of 20% a year over a five year period. Unit rights granted after July 2000 vest at the rate of 33 1/3% per year over a three year period.

    In November 1997, a special grant of premium price options was made to the top executive officers of the Company to provide additional incentive for them to deliver near-term, substantial price growth in the outstanding Partnership units and to enhance their incentive compensation to be more comparable with that of publicly-traded real estate companies. The options were granted in two tranches, both of which were exercisable in three years provided certain price performance objectives were met. The first tranche vesting requirements provided that the optioned units granted in the tranche would vest if during the three year period, commencing on the date of grant: 1) the unit market price of the Partnership units increased by 25% from the date of grant (to $31.30 per unit) and that unit market price was sustained or exceeded for at least ten of twenty consecutive trading days; or 2) total return on a Partnership unit equaled or exceeded the 75th percentile of shares of a peer group of other publicly-traded real estate companies. The first tranche vested during 1998 because the price requirement was met. The second tranche would have vested if: 1) the unit market price of the Partnership units increased by 33 1/3% from the date of grant (to $33.39 per unit) and was sustained or exceeded for at least ten of twenty consecutive trading days; 2) or met the total return requirement previously described. Neither the unit price requirement nor the total return requirement for the second tranche were accomplished during the requisite three year period. Consequently, the second tranche premium price options expired. The first tranche of the premium price options that vested in 1998 expire in November 2002.

    The premium price options were intended to replace market price options for three years. Consequently, no options were granted to the senior executive officers during the subsequent three-year period. At the end of the three-year period, the Compensation Committee requested an independent compensation consulting firm to assess senior executive compensation, including long-term incentive compensation, as compared to other publicly-held real estate companies. The assessment determined that senior executive total compensation generally was below the median for the Company's competitors. The Committee granted new premium price options to four senior executive officers at an exercise price of $28.00 or approximately 21.5% above the then current unit market price. The options vest at a rate of 33 1/3% per year commencing on the first anniversary date of the grant and will expire five years following the grant date.

Chief Executive Officer Compensation

    Mr. Lee's base salary was $440,000 in 2000, the same as in 1999. In addition, he was paid general partners fees of $60,000 for managing Newhall General Partnership, a general partner of the Company, and a bonus for 2000 of $727,500 for total "cash" compensation of $1,227,500. (One half of Mr. Lee's bonus was paid in Partnership units in lieu of cash.) Mr. Lee's 2000 bonus was 97% of his target bonus of 150% of his base compensation pursuant to the Company's Executive Incentive Plan (see description of Annual Merit and Incentive Compensation (Bonus) Plan on page 53). As previously described, targeted net cash generation was determined at the beginning of the year to incent management to generate "net cash" for the Company's unit repurchase program. Mr. Lee's targeted incentive bonus was dependent entirely on the Company's net cash generation during the year. By the end of the year, approximately 97% of the targeted net cash generation was achieved primarily through asset and land sales. The calculation to determine the amount of the bonus earned was based entirely on the Company's achievement of targeted net cash generation.

    Mr. Lee also received a premium price option for 230,000 units as described above. The benefits of this unit option grant, as well as previously granted premium price and market price options, were expected to be realized over the next two to six years during which Mr. Lee's emphasis on strategic planning is expected to yield benefits to the Company's investors.

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

The Newhall Land and Farming Company
Stock Performance Analysis
Five-Year Total Return

Ten-Year Total Return

Assumes $100 invested on December 31, 1995 for the 5-year graph and December 31, 1990 for the 10-year graph. Total return includes reinvestment of dividends.

    * As of 12/29/00 the Wilshire Real Estate Securities Index consisted of the following real estate operating companies: Catellus Development Corporation, Extended Stay America, Lodgian Inc., The Newhall Land and Farming Company, Prime Hospitality Co., Starwood Hotels & Resorts, Trizec Hahn Corp. and Wyndham International Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Directors and Officers

    The following table sets forth the number of units beneficially owned by each director of Newhall Management Corporation, each of the Company's five highest paid executive officers, and all directors and officers as a group as of February 28, 2001.

Name	Amount and Nature of Beneficial Ownership		Percent of Class(%)
George L. Argyros	116,140	(1)(2)(3)	*
Gary M. Cusumano	529,515	(1)(2)(4)	1.98
Thomas E. Dierckman	274,730	(2)(4)(5)	1.03
Thomas L. Lee	614,948	(1)(2)(4)(5)	2.29
Thomas V. McKernan, Jr.	18,951	(1)(2)(3)	*
Stuart R. Mork	252,107	(2)(4)(5)	*
Henry K. Newhall	322,059	(1)(2)(3)(6)	1.22
Jane Newhall	572,887	(1)(2)(3)	2.17
Peter T. Pope	26,333	(1)(2)(3)	*
Carl E. Reichardt	96,903	(1)(2)(3)(7)	*
Stephen C. Schmidt	1,220	(4)(5)	*
Thomas C. Sutton	19,875	(1)(2)(3)(8)	*
Barry Lawson Williams	10,828	(1)(2)(3)	*
Ezra K. Zilkha	1,233,320	(1)(2)(3)(9)	4.68
All directors and officers as a group (23 persons)	4,253,868	(10)	15.19%

*
Represents less than 1% of the securities outstanding.

(1)
Includes 72,000 units each for Messrs. Henry K. Newhall and Zilkha, 71,650 units for Ms. Jane Newhall, 2,000 units each for Messrs. Argyros, McKernan, Pope, Reichardt, Sutton and Williams which are held by Newhall Management Limited Partnership. Includes 66,000 units held by Newhall Management Limited Partnership and 20 units contributed to Newhall General Partnership by each of Messrs. Cusumano and Lee. Of the total of 359,690 units held by the Newhall Management Limited Partnership beneficially for the directors, 20 units have been contributed to Newhall General Partnership, and of those 20 units, 10 units have been contributed back to Newhall Management Limited Partnership by Newhall General Partnership. See Item 10 of this Annual Report on Form 10-K for information on a shareholders' agreement, voting trust agreement and limited partnership agreement relating to these units.

(2)
Includes the following number of units subject to options that are exercisable within 60 days of February 28, 2001: 4,000 for Mr. Argyros; 386,864 units for Mr. Cusumano; 246,709 for Mr. Dierckman; 495,618 for Mr. Lee; 7,132 units for Mr. McKernan; 238,709 for Mr. Mork; 10,713 for Mr. Pope; 3,865 for Mr. Williams; and 4,500 each for Ms. Newhall and Messrs. Newhall, Reichardt, Sutton and Zilkha.

(3)
Includes the following number of units subject to unit rights pursuant to the Deferred Equity Compensation Plan for Outside Directors, which units are distributable upon separation from the Board of Directors: 2,658 units for Mr. Argyros; 2,819 for Mr. McKernan; 6,968 for Mr. Newhall; 12,967 for Ms. Newhall; 5,394 for Mr. Pope; 11,103 for Mr. Reichardt; 3,985 for Mr. Sutton; 2,098 for Mr. Williams and 16,220 for Mr. Zilkha.

(4)
Includes the following number of units subject to unit rights under certain circumstances pursuant to the 1995 Option/Award Plan: 2,907 for Mr. Cusumano; 14,078 for Mr. Dierckman; 6,306 for Mr. Lee; 6,779 for Mr. Mork; and 1,073 for Mr. Schmidt.

(5)
Includes the following number of units held by the Company's Employee Savings Plan on behalf of the respective officer: 2,756 for Mr. Dierckman; 1,826 for Mr. Lee; and 2,990 for Mr. Mork; and 71 for Mr. Schmidt. The Employee Savings Plan holds Partnership units for the participants in a unitized account. Consequently, the number of units for each of the officers is determined by the dollar value of the participant's account divided by the closing market unit price on any given day.

(6)
The Partnership is advised that Henry K. Newhall has sole voting and investment power as to 82,804 units, of which 70,616 units are held by a trust for which he is the trustee and beneficiary. Voting and investment power is shared with others as to 167,975 units held by certain trusts of which he disclaims beneficial ownership.

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

(10)
Includes 1,546,260 units subject to options that are exercisable within 60 days from February 28, 2001 pursuant to the Partnership's 1995 Option/Award Plan; and 113,681 units subject to unit rights pursuant to the Partnership's Deferred Equity Compensation Plan for Outside Directors and the 1995 Option/Award Plan.

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

Certain Unitholders

    The following table sets forth information about an unitholder that beneficially owns more than 5% of outstanding Partnership units as of February 28, 2001.

Name and Address	Number of Units Beneficially Owned	Percent Of Class
State Farm Mutual Automobile Insurance Company, and related entities(a) One State Farm Plaza Bloomington, Illinois 61710-0001	3,400,758	12.9%
Highfields Capital Management LP(b) Highfields GP LLC Jonathon S. Jacobsen Richard L. Grubman Highfields Capital II LP c/o Highfields Capital Management LP 200 Clarendon Street Boston, Massachusetts 02117	2,534,100	9.6%

(a)
Information is based upon a Schedule 13G (Amendment No. 15) dated February 9, 2001. State Farm Mutual Automobile Insurance Company has disclosed it has sole voting and investment power over all of the units.

(b)
Information is based upon Schedules 13G (Amendment No. 2) dated February 14, 2001. The reporting persons have disclosed they have sole voting and investment power over all the units.

Item 13. Certain Relationships and Related Transactions

    For additional related party information see the section entitled "Compensation Committee Interlocks and Insider Participation" under Item 11—"Executive Compensation."

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed with this report:

1.		See Index to Financial Statements on page 20 of this Annual Report on Form 10-K.
2.
Financial Statement Schedules: Schedule III—Real Estate and Accumulated Depreciation with accountants' report thereon. Other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.
3.		Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):
3(a)
The Newhall Land and Farming Company (a California Limited Partnership) Limited Partnership Agreement incorporated by reference to Exhibit 3(e) to Registrant's Registration Statement on Form S-14 filed August 24, 1984.
(b)
First Amendment to Limited Partnership Agreement of The Newhall Land and Farming Company (a California Limited Partnership) incorporated by reference to Exhibit 3(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, (Commission File Number 1-8885).
4
Depositary Receipt for Units of Interest, The Newhall Land and Farming Company (a California Limited Partnership) incorporated by reference to Exhibit 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1990, (Commission File Number 1-8885).
*	10(a)	The Newhall Land and Farming Company 1995 Option/Award Plan incorporated by reference to the Company's Registration Statement on Form S-8 dated March 22, 1995 (Commission File Number 33-58171).
*	(b)
Newhall Executive Incentive Plan (as amended July 11, 1990) incorporated by reference to Exhibit 10 (b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File Number 1-8885).
*	(c)	The Newhall Land and Farming Company Employee Savings Plan incorporated by reference to the Company's Registration Statement on Form S-8 dated May 24, 1994 (Commission File Number 33-53769).
*	(d)
The Newhall Land and Farming Company Retirement Plan Restatement, Amendments No. 1 through 5, incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, (Commission File Number 1-8885).
*	(e)	Form of Severance Agreements incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File Number 1-8885).
*	(f)
The Newhall Land and Farming Company Supplemental Executive Retirement Plan (Restated effective January 15, 1992) incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, (Commission File Number 1-8885).
*	(g)
The Newhall Land and Farming Company Senior Management Survivor Income Plan incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, (Commission File Number 1-8885).

(h)
Form of Indemnification Agreement between the Partnership and its General Partners and the general partners, partners, shareholders, officers and directors of its General Partners, or of the Managing General Partner of the Managing General Partner, as amended, incorporated by reference to Exhibit 28(g) to the Company's report on Form 8-K filed December 11, 1990, (Commission File Number 1-8885).
	(i)	Tax Payment and Tax Benefit Reimbursement Agreement incorporated by reference to Exhibit 28(f) to the Company's report on Form 8-K filed December 11, 1990, (Commission File Number 1-8885).
*	(j)
The Newhall Land and Farming Company Deferred Cash Bonus Plan incorporated by reference to Exhibit 10(l) of the Company's Annual Report on Form 10-K for the year ended December 31, 1990, (Commission File Number 1-8885).
*	(k)
Form of award issued under The Newhall Land and Farming Company Deferred Cash Bonus Plan incorporated by reference to Exhibit 10(m) of the Company's Annual Report on Form 10-K for the year ended December 31, 1990, (Commission File Number 1-8885).
*	(l)
The Newhall Land and Farming Company Employee Savings Restoration Plan As Amended Effective January 1, 1999, incorporated by reference to Exhibit 10(d) of the Company's Report on Form 10-Q for the quarter ended September 30, 1998, (Commission File Number 1-8885).
*	(m)
The Newhall Land and Farming Company Pension Restoration Plan (As amended through July 15, 1998) incorporated by reference to Exhibit 10(c) of the Company's Report on Form 10-Q for the quarter ended September 30, 1998, (Commission File Number 1-8885).
(n)
Trust Agreement dated January 15, 1992 between the Partnership and Newhall Management Corporation incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, (Commission File Number 1-8885).
	(o)	The Newhall Land and Farming Company Employee Unit Purchase Plan incorporated by reference to the Company's Registration Statement on Form S-8 dated May 24, 1994, (Commission File Number 33-53767).
*	(p)
Amendment No. 1 to The Newhall Land and Farming Company Retirement Plan incorporated by reference to Exhibit 10(r) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, (Commission File Number 1-8885).
(q)
The Newhall Land and Farming Company Deferred Equity and Compensation Plan for Outside Directors incorporated by reference to the Company's Registration Statement on Form S-8 dated November 1, 1996, (Commission File Number 333-15303).
*	(r)
Amendment No. 2 to The Newhall Land and Farming Company Retirement Plan dated August 1, 1996 incorporated by reference to Exhibit 10(r) the Company's Annual Report on Form 10-K for the year ended December 31, 1996, (Commission File Number 1-8885).
*	(s)
Amendment No. 3 to The Newhall Land and Farming Company Retirement Plan dated July 15, 1998, incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q for the quarter ended September 30, 1998, (Commission File Number 1-8885).
*	(t)
Amendment No. 1 to The Newhall Land and Farming Supplemental Executive Retirement Plan dated January 15, 1997 incorporated by reference to Exhibit 10(t) of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, (Commission File Number 1-8885).

*	(u)
First Amendment to The Newhall Land and Farming Company 1995 Option/Award Plan dated November 19, 1997 incorporated by reference to Exhibit 10(v) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, (Commission File Number 1-8885).
*	(v)
Form of award for premium price options granted under The Newhall Land and Farming Company 1995 Option/Award Plan incorporated by reference to Exhibit 10(w) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, (Commission File Number 1-8885).
*	(w)
Amendment No. 2 to The Newhall Land and Farming Company Savings Plan dated July 15, 1998, incorporated by reference to Exhibit 10(b) the Company's Report on Form 10-Q for the quarter ended September 30, 1998, (Commission File Number 1-8885).
(x)
Valencia Marketplace Purchase and Sale Agreement dated January 7, 1998 and subsequent First, Second, Third and Fourth Amendments incorporated by reference to Exhibit 10 the Company's Report on Form 10-Q for the quarter ended March 31, 1998, (Commission File Number 1-8885).
	(y)	Fifth Amendment dated May 29, 1998 to the Valencia Marketplace Purchase and Sale Agreement incorporated by reference to the Company's Report on Form 8-K filed June 19, 1998, (File Number 1-8885).
*	(z)
Amendment Number One Effective January 1, 1999 to Newhall Executive Incentive Plan (as amended July 11, 1990) incorporated by reference to Exhibit 10 of the Company's Report on Form 10-Q for the quarter ended March 31, 1999, (Commission File Number 1-8885).
*	(aa)
Amendment No. 4 to the Newhall Land and Farming Company Retirement Plan dated July 21, 1999 incorporated by reference to Exhibit 10 of the Company's Report on Form 10-Q for the quarter ended June 30, 1999, (Commission File Number 1-8885).
*	(ab)
Second Amendment to The Newhall Land and Farming Company 1995 Option/Award Plan adopted as of July 15, 1998 incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q for the quarter ended June 30, 1999, (Commission File Number 1-8885).
*	(ac)
Amendment No. 3 to The Newhall Land and Farming Company Employee Savings Plan, incorporated by reference to Exhibit 10 (a) of the Company's report on Form 10-Q for the quarter ended September 30, 2000, (Commission File Number 1-8885.)
*	(ad)
The Newhall Land and Farming Company Employee Savings Restoration Plan (As Amended and Restated Effective July 19, 2000), incorporated by reference to Exhibit 10(b) of the Company's Form 10-Q for the quarter ended September 30, 2000, (Commission File Number 1-8885).
	11	Computation of earnings per unit
	21	Subsidiaries of the Registrant
	23	Independent Auditors' Consent
99(a)
Articles of Incorporation of Newhall Management Corporation, as amended, incorporated by reference to Exhibit 28(b) to the Company's report on Form 8-K filed December 11, 1990, (Commission File Number 1-8885).

(b)	Bylaws of Newhall Management Corporation incorporated by reference to Exhibit 99 (e) to the Company's report on Form 10-Q for the quarter ended June 30, 2000 (Commission File Number 1-8885).
(c)
Amended and Restated Shareholders' Agreement between Newhall Management Corporation, its shareholders and the Newhall Management Corporation Voting Trust incorporated by reference to Exhibit 99(a) to the Company's report on Form 10-Q for the quarter ended June 30, 2000 (Commission File Number 1-8885).
(d)
Extension Agreement to Voting Trust Agreement between Newhall Management Corporation, the Trustee, and the individual shareholders of Newhall Management Corporation, incorporated by reference to Exhibit 99(b) of the Company's report on Form 10-Q for the quarter ended June 30, 2000, (Commission File Number 1-8885).
(e)
Voting Trust Agreement between Newhall Management Corporation, the Trustee, and the individual shareholders of Newhall Management Corporation incorporated by reference to Exhibit 28(e) of the Company's report on Form 8-K filed December 11, 1990, (Commission File Number 1-8885).
(f)
Partnership Agreement of Newhall General Partnership incorporated by reference to Exhibit 28(e) to Registrant's Registration Statement on Form S-14 filed August 24, 1984, and the Certificate of Amendment of Partnership Agreement of Newhall General Partnership, dated November 14, 1990 incorporated by reference to Exhibit 28(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1990, (Commission File Number 1-8885).
(g)
Limited Partnership Agreement of Newhall Management Limited Partnership, incorporated by reference to Exhibit 28(a) to the Company's report on Form 8-K filed December 11, 1990, (Commission File Number 1-8885).
(h)
Amendment Number One to Limited Partnership Agreement of Newhall Management Limited Partnership incorporated by reference to Exhibit 99 (c) of the Company's report of Form 10-Q for the quarter ended June 30, 2000 (Commission File Number 1-8885).
(i)
Second Amendment to Partnership Agreement of Newhall General Partnership, incorporated by reference to Exhibit 99 (d) of the Company's report on Form 10-Q for the quarter ended June 30, 2000, (Commission File Number 1-8885).

*
The items marked above constitute Executive Compensation Plans and Arrangements.

    (b) No report on Form 8-K was filed in the fourth quarter ended December 31, 2000.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE NEWHALL LAND AND FARMING COMPANY
(a California Limited Partnership) Registrant
	By	Newhall Management Limited Partnership, Managing General Partner
	By	Newhall Management Corporation, Managing General Partner
Date: March 20, 2001	By	/s/ THOMAS L. LEE Thomas L. Lee Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 20, 2001	/s/ THOMAS L. LEE Thomas L. Lee Chairman and Chief Executive Officer Newhall Management Corporation (Principal Executive Officer)
Date: March 20, 2001	/s/ STUART R. MORK Stuart R. Mork Senior Vice President and Chief Financial Officer Newhall Management Corporation (Principal Financial Officer)
Date: March 20, 2001	/s/ DONALD L. KIMBALL Donald L. Kimball Vice President—Finance and Controller Newhall Management Corporation (Principal Accounting Officer)
Directors of Newhall Management Corporation:
Date: March 21, 2001	/s/ GEORGE L. ARGYROS George L. Argyros
Date: March 21, 2001	/s/ GARY M. CUSUMANO Gary M. Cusumano

Date: March 21, 2001	/s/ THOMAS L. LEE Thomas L. Lee
Date: March 21, 2001	/s/ THOMAS V. MCKERNAN, JR. Thomas V. McKernan, Jr.
Date: March 21, 2001	/s/ HENRY K. NEWHALL Henry K. Newhall
Date: March 21, 2001	/s/ JANE NEWHALL Jane Newhall
Date: March 21, 2001	/s/ PETER T. POPE Peter T. Pope
Date: March 21, 2001	/s/ CARL E. REICHARDT Carl E. Reichardt
Date: March 21, 2001	/s/ THOMAS C. SUTTON Thomas C. Sutton
Date: March 21, 2001	/s/ BARRY LAWSON WILLIAMS Barry Lawson Williams
Date: March 21, 2001	/s/ EZRA K. ZILKHA Ezra K. Zilkha

The Newhall Land and Farming Company
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2000
(Dollars in thousands)

						Gross Amount at Which Carried at December 31, 2000 (D)
			Initial Cost of Development
					Costs Capitalized Subsequent to Completion
Description	Encum- brances		Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation	Year Completed/ Acquired	Depreciable Lives
OPERATING PROPERTIES
Shopping Centers
Valencia Town Center	$26,928		$22,136	$41,425	$(1,250)	$22,136	$40,175	$62,311	$(15,235)	1992	(E	)
Valencia Town Center—Ring Road			804	14,214	—	804	14,214	15,018	(1,356)	1998	(E	)
River Oaks	(A	)	2,354	5,302	831	2,354	6,133	8,487	(2,703)	1987	(E	)
NorthPark Village Square	(A	)	2,701	7,398	—	2,701	7,398	10,099	(1,101)	1996	(E	)
Hotel
Valencia Hilton Garden Inn (C)			—	—	—	—	—	—	—	1991	(E	)
Hyatt Valencia Hotel and Conference Center			2,131	37,497	138	2,131	37,635	39,766	(5,073)	1998	(E	)
Office and Mixed Use Projects
City Center Office Building	(B	)	2,614	4,192	1,697	2,614	5,889	8,503	(2,539)	1991	(E	)
Town Center Plaza			636	5,399	41	636	5,440	6,076	(529)	1999	(E	)
Valencia Entertainment Center			—	26,799	—	—	26,799	26,799	(2,033)	1999	(E	)
Single Tenant Facilities
Office/Records Storage			569	2,151	—	569	2,151	2,720	(379)	1996	(E	)
Retail Store—Trader Joe's			269	546	—	269	546	815	(116)	1994	(E	)
Spectrum Health Club	(B	)	1,000	6,156	155	1,000	6,311	7,311	(555)	1997	(E	)
Restaurant—El Torito			248	802	—	248	802	1,050	(414)	1986	(E	)
Restaurant—Hamburger Hamlet			459	661	—	459	661	1,120	(263)	1990	(E	)
Restaurant—Red Lobster			134	—	—	134	—	134	—	1986	(E	)
Restaurant—Wendy's			91	300	—	91	300	391	(123)	1984	(E	)
Other Properties and Land Under Lease			2,466	4,891	(25)	2,466	4,866	7,332	(876)	Various	(E	)

TOTAL OPERATING PROPERTIES	26,928		38,612	157,733	1,587	38,612	159,320	197,932	(33,295)

TOTAL PROPERTIES UNDER DEVELOPMENT	—		—	(4,132)	—	—	(4,132)	(4,132)	—

T O T A L	$26,928		$38,612	$153,601	$1,587	$38,612	$155,188	$193,800	$(33,295)

The Newhall Land and Farming Company
Schedule III (continued)
December 31, 2000

(A)
Secures financings with a total principal balance of $24.5 million at December 31, 2000.

(B)
Classifed as "Income-Producing Properties Held for Sale" on the December 31, 2000 balance sheet

(C)
Joint venture accounted for as an equity investment.

(D)
The aggregate cost for federal income tax purposes is approximately $209,317 at December 31, 2000

(E)
Reference is made to Note 2 of the Notes to Consolidated Financial Statements for information related to depreciation.

(F)
Reconciliation of total real estate carrying value for the three years ended December 31, 2000 are as follows:

(In
thousands)

	2000	1999	1998
Balance at beginning of period	$328,969	$288,155	$262,634
Additions:
Cash expenditures	27,441	67,988	101,789
Deletions:
Cost of real estate sold	(161,343)	(23,034)	(76,268)
Other	(1,267)	(4,140)

Balance at end of period	$193,800	$328,969	$288,155

(G)
Reconciliation of real estate accumulated depreciation for the three years ended December 31, 2000 are as follows:

(In
thousands)

	2000	1999	1998
Balance at beginning of period	$47,909	$39,443	$35,431
Additions:
Charged to expense	10,272	11,718	7,277
Other	—	—	—
Deletions:
Cost of real estate sold	(24,886)	—	(3,265)
Other		(3,252)	—

Balance at end of period	$33,295	$47,909	$39,443

INDEPENDENT AUDITORS' REPORT

The Board of Directors of Newhall Management Corporation
and Partners of The Newhall Land and Farming Company:

    Under date of January 16, 2001, we reported on the consolidated balance sheets of The Newhall Land and Farming Company and subsidiaries as of December 31, 2000, and 1999, and the related consolidated statements of income, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related schedule of real estate and accumulated depreciation as of December 31, 2000 and for each of the years in the three-year period then ended. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Los Angeles, California January 16, 2001	/s/ KPMG LLP

THE NEWHALL LAND AND FARMING COMPANY
INDEX TO EXHIBITS

Item 14 (a) 3

Exhibits Number	Description
11	Computation of earnings per unit
21	Subsidiaries of the Registrant
23	Independent Auditors' Consent