Form 10-Q
period 2001-03-31
NEWHALL LAND & FARMING CO /CA/
filed 2001-05-08
CIK 751976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-8885

THE NEWHALL LAND AND FARMING COMPANY
(a California Limited Partnership)
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3931727 (I.R.S. Employer Identification No.)
23823 Valencia Boulevard, Valencia, CA (Address of principal executive offices)	91355 (Zip Code)

(661) 255-4000
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

At March 31, 2001, 26,253,833 partnership units were outstanding.

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Consolidated Statements of Income

	Three Months Ended March 31,
In thousands, except per unit
	2001	2000
Revenues
Real estate
Residential home and land sales	$106	$8,388
Industrial and commercial sales	8,375	2,585
Commercial operations
Income-producing properties	10,889	14,327
Valencia Water Company	2,456	2,411

	21,826	27,711

Agriculture operations	708	653

Total revenues	$22,534	$28,364

Contribution to income
Real estate
Residential home and land sales	$(731)	$2,778
Industrial and commercial sales	2,123	199
Community development	(1,606)	(2,020)
Commercial operations
Income-producing properties	4,251	6,897
Valencia Water Company	484	599

	4,521	8,453

Agriculture operations	394	407

Operating income	4,915	8,860
General and administrative expense	(2,185)	(2,243)
Interest and other, net	(1,691)	(3,420)

Net income	$1,039	$3,197

Net income per unit	$0.04	$0.11

Net income per unit — diluted	$0.04	$0.11

Number of units used in computing per unit amounts:
Net income per unit	26,397	28,944
Net income per unit — diluted	26,664	29,313
Cash distributions per unit:
Regular	$0.10	$0.10
Special	0.10	0.35

Consolidated Balance Sheets

In thousands	March 31, 2001	December 31, 2000
ASSETS
Cash and cash equivalents	$4,211	$3,717
Accounts and notes receivable	8,889	17,154
Land under development	64,836	63,155
Land held for future development	22,419	22,419
Income-producing properties held for sale, net	15,042	12,720
Income-producing properties, net	144,373	147,785
Property and equipment, net	69,360	67,631
Investment in joint venture	547	591
Other assets and deferred charges	16,932	16,536

	$346,609	$351,708

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable	$24,669	$28,267
Accrued expenses	53,366	68,932
Deferred revenues	4,111	3,137
Mortgage and other debt	99,861	74,557
Advances and contributions from developers for utility construction	32,979	32,166
Other liabilities	25,439	25,445

Total liabilities	240,425	232,504
Partners' capital
26,254 units outstanding, excluding 10,518 units in treasury (cost-$250,868), at March 31, 2001 and 26,590 units outstanding, excluding 10,182 units in treasury (cost-$242,098), at December 31, 2000	106,184	119,204

	$346,609	$351,708

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
In thousands
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,039	$3,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,782	2,510
Increase in land under development	(15,211)	(16,121)
Cost of sales and other inventory changes	4,363	6,441
Decrease in accounts and notes receivable	8,265	10,574
Decrease in accounts payable, accrued expenses and deferred revenues	(9,023)	(4,631)
Cost of property sold	169	55
Other adjustments, net	(26)	5

Net cash (used in) provided by operating activities	(7,642)	2,030

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of income-producing properties	(1,322)	(6,159)
Purchase of property and equipment	(2,644)	(2,043)
Distribution from (investment in) joint venture	44	(195)

Net cash used in investing activities	(3,922)	(8,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid	(5,289)	(13,046)
Increase in mortgage and other debt	25,304	58,168
Increase in advances and contributions from developers for utility construction	813	2,921
Purchase of partnership units	(10,014)	(39,305)
Issuance of partnership units	1,244	1,048

Net cash provided by financing activities	12,058	9,786

Net increase in cash and cash equivalents	494	3,419
Cash and cash equivalents, beginning of period	3,717	1,624

Cash and cash equivalents, end of period	$4,211	$5,043

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies

The consolidated financial statements include the accounts of The Newhall Land and Farming Company and its subsidiaries, all of which are wholly-owned (collectively, "the Company"). All significant intercompany balances and transactions are eliminated.

The Company's unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments necessary for a fair presentation of the results of operations for the three months ended March 31, 2001 and 2000 have been made. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found on pages 26 through 38 of the December 31, 2000 Annual Report on Form 10-K and particularly to Note 2 therein which includes a summary of significant accounting policies. Certain reclassifications have been made to prior period's amounts to conform to the current period presentation.

Interim financial information for the Company has substantial limitations as an indicator for the calendar year because:

  •
  Land sales occur irregularly and are recognized at the close of escrow or on the percentage of completion basis if the Company has an obligation to complete certain future improvements and provided profit recognition criteria are met.

  •
  Sales of income properties and non-developable farmland occur irregularly and are recognized upon close of escrow provided profit recognition criteria are met.

  •
  Agricultural crops are on an annual cycle and income is recognized upon harvest. Most major crops are harvested during the fall and winter.

Note 2.  Details of Land Under Development

(In $000)	March 31, 2001	December 31, 2000
Residential development	$33,138	$25,154
Industrial and commercial land development	30,949	37,689
Agriculture	749	312

Total land under development	$64,836	$63,155

Note 3.  Details for Earnings per Unit Calculation

(in 000's except per unit)	Income (numerator)	Units (denominator)	Per Unit
For three months ended March 31, 2001
Net income per unit
Net income available to unitholders	$1,039	26,397	$0.04
Effect of dilutive securities
Unit options	—	267	—

Net income per unit—diluted	$1,039	26,664	$0.04

For three months ended March 31, 2000
Net income per unit
Net income available to unitholders	$3,197	28,944	$0.11
Effect of dilutive securities
Unit options	—	369	—

Net income per unit—diluted	$3,197	29,313	$0.11

Note 4.  Details of Income-Producing Properties, Income Producing Properties Held for Sale and Property and Equipment

(In $000)	March 31, 2001	December 31, 2000
Income-producing properties
Land	$36,593	$34,822
Buildings	131,963	106,916
Other	3,240	10,468
Properties under development	4,164	25,780

	175,960	177,986
Accumulated depreciation	(31,587)	(30,201)

	$144,373	$147,785

Income-Producing Properties Held for Sale
Office	$11,223	$8,503
Other	7,311	7,311

	18,534	15,814
Accumulated Depreciation	(3,492)	(3,094)

	$15,042	$12,720

Property and equipment
Land	$3,759	$3,759
Buildings	5,974	5,974
Equipment	9,527	9,470
Water supply systems, orchards and other	83,778	81,620
Construction in progress	5,514	5,545

	108,552	106,368
Accumulated depreciation	(39,192)	(38,737)

	$69,360	$67,631

Note 5.  Business Segment Reporting

    The following table provides financial information regarding revenues from external customers, income and total assets for the Company's business segments and also provides a reconciliation to the Company's consolidated totals:

	Three months ended March 31, 2001
(In $000's)	Revenues	Contribution to Income	Assets
Real Estate
Residential	$106	$(726)	$18,665
Industrial and commercial	8,375	2,136	41,082
Community development	—	(1,593)	28,033
Income-producing properties	10,889	4,253	171,703
Valencia Water Company	2,456	487	68,166
Agriculture	708	396	8,131
Central administration	—	(2,148)	10,829

	22,534	2,805	346,609
Interest and other, net	—	(1,691)	—
Other	—	(75)	—

	$22,534	$1,039	$346,609

Real Estate
Residential	$8,388	$2,796	$32,241
Industrial and commercial	2,585	231	123,784
Community development	—	(1,994)	21,413
Income-producing properties	14,327	6,903	252,516
Valencia Water Company	2,411	607	61,459
Agriculture	653	411	8,904
Central administration	—	(2,137)	13,430

	28,364	6,817	513,747
Interest and other, net	—	(3,420)	—
Other	—	(200)	—

	$28,364	$3,197	$513,747

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of First Quarter of 2001 to First Quarter of 2000
Unaudited

The amounts of increase or decrease in revenues and income from the prior year first quarter are as follows (in 000s, except per unit):

	Three months
	Increase (Decrease)
	Amount	%
Revenues
Real Estate
Residential home and land sales	$(8,282)	-99%
Industrial and commercial sales	5,790	224%
Commercial operations
Income-producing properties	(3,438)	-24%
Valencia Water Company	45	2%

	(5,885)	-21%
Agriculture operations	55	8%

Total revenues	$(5,830)	-21%

Contribution to Income
Real Estate
Residential home and land sales	$(3,509)	-126%
Industrial and commercial sales	1,924	967%
Community development	414	20%
Commercial operations
Income-producing properties	(2,646)	-38%
Valencia Water Company	(115)	-19%

	(3,932)	-47%
Agriculture operations	(13)	-3%

Operating income	(3,945)	-45%
General and administrative expense	58	3%
Interest and other, net	1,729	51%

Net income	$(2,158)	-68%

Net income per unit	$(0.07)	-64%

Net income per unit — diluted	$(0.07)	-64%

Number of units used in computing per unit amounts:
Net income per unit	(2,547)	-9%

Net income per unit — diluted	(2,649)	-9%

For the three months ended March 31, 2001, revenues totaled $22.5 million and net income totaled $1.0 million compared with revenues of $28.4 million and net income of $3.2 million for the first quarter of 2000. The primary contributors to 2001 first quarter revenues and income were the Company's commercial operations, comprised of the Company's portfolio of income-producing properties and Valencia Water Company, along with the sale of 14 acres of industrial and commercial land. The decrease in first quarter results compared to the same period in 2000 is mainly attributed to the absence of residential lot sales, lower rental income due to the prior year sale of income-producing properties and suspension of depreciation during 2000 on assets being held for sale as part of the Company's business plan to sell approximately one-half of its income portfolio. In the 2000 first quarter, 130 residential lots in Bridgeport were sold, contributing $4.2 million to revenues and $1.9 million to income.

The Company's business plan for the year anticipates revenues being generated from residential, commercial and industrial land sales; the portfolio of income-producing properties; sale of the Company's option on the Broomfield, Colorado property, which closed escrow on May 1, 2001 for $13 million and will contribute about $12.7 million to 2001 second quarter net income; and the sale of three income properties, including the remaining two properties identified in last year's asset sale program that did not close escrow. About 950 residential lots are expected to be sold, along with approximately 80 acres of commercial and industrial land. In addition, the Company is negotiating the sale of additional apartment land. The ability to complete these sales in 2001 will be dependent upon a variety of factors including, but not limited to, identification of suitable buyers, agreement with the buyer on definitive terms, availability of financing to the buyer, and market conditions.

Residential Home and Land Sales

No residential lots were sold in the first quarter of 2001 and no residential lots were in escrow at the end of the quarter. Lot sales in Valencia are being impacted by the Public Utilities Commission's (PUC) decision to combine its review of Valencia Water Company's request to expand its service area together with the water company's water management plan. The PUC requested environmental studies be submitted on water availability for the projects included in the service area expansion. The water company has provided the necessary information to the PUC and expects a decision in the 2001 third quarter. A total of 4,195 residential lots and apartment units is affected. The total includes 1,650 lots and apartments that the City of Santa Clarita annexed in December 2000 and 2,545 lots and apartments in the Company's West Creek community.

The Los Angeles County Board of Supervisors approved the West Creek community in January 2001. Opponents to the community have filed a California Environmental Quality Act (CEQA) lawsuit challenging the Board of Supervisors' approval. As with prior CEQA lawsuits, the results of these types of legal challenges are difficult to predict. An adverse decision will likely delay the development of the community beyond the delay created by the PUC process previously mentioned.

Land development work continues on Valencia Westridge, which will feature 1,700 homes surrounding a Tournament Players Club (TPC) golf course, a joint venture with PGA TOUR Golf Course Properties. During the 2001 first quarter, an appellate court dismissed the appeal of the Los Angeles County Superior Court dismissal of a CEQA lawsuit. The Company plans to sell approximately 650 improved lots in this community in the second half of 2001. In addition, 300 lots on 40 net acres in Altavista may be sold in 2001 depending on results and timing of the PUC decision.

During the first quarter of 2001, demand for new homes in Valencia set a first quarter sales record with merchant builders selling 217 new homes, compared to 86 homes sold in the same period last year. At March 31, 2001, merchant builders had 313 homes in escrow, compared to 112 homes at the end of the 2000 first quarter. While the Company does not participate directly in profits generated from escrow closings by merchant builders, these merchant builder sales are key to Company's future success in selling additional lots.

In the 2000 first quarter, 130 lots for attached homes closed escrow in Bridgeport. The sale added $4.2 million to revenues and $1.9 million to income. In addition, $4.1 million in revenues and $1.9 million in income were recognized from previous lot sales in Bridgeport under percentage of completion accounting. At March 31, 2000, the remaining 76 residential lots for detached homes in Bridgeport were in escrow for $7.8 million and subsequently closed escrow early in the 2000 second quarter.

Industrial and Commercial Sales

Industrial Land Sales

In the 2001 first quarter, one industrial parcel, totaling 9.5 acres, closed escrow for $4.7 million contributing $1.3 million to income. At March 31, 2001, a 15.0-acre industrial parcel was in escrow for approximately $8.4 million. All escrow closings are subject to market and other conditions beyond the control of the Company. During the first three months of 2000, no industrial land sales closed escrow and, at March 31, 2000, four industrial parcels totaling 8.4 acres were in escrow for $5.3 million.

The Company has approximately 380 net entitled acres of industrial land remaining in Valencia. With few large industrial land parcels available for development in Los Angeles County, the Company is targeting sales in the range of 50 to 75 industrial acres per year through completion of Valencia industrial land buildout.

Commercial Land Sales

Three commercial parcels, totaling 4.1 acres, closed escrow in the first quarter of 2001, contributing $2.9 million to revenues and $2.2 million to income. Two of the sales were recognized under percentage of completion accounting. At March 31, 2001, eight commercial parcels totaling 38 acres were in escrow for approximately $25 million. All escrow closings are subject to market and other conditions beyond the control of the Company.

No commercial land sales closed escrow in the 2000 first quarter and six commercial parcels, totaling 42.8 acres, were in escrow for approximately $26 million at March 31, 2000. Results for the 2000 first quarter included revenues of $2.6 million and income of $1.5 million recognized under percentage of completion accounting from the 1999 sale of land for an apartment site.

Income Property Sales

No income property sales were completed in the first quarter of 2001 or 2000. At March 31, 2001, the Company had two properties remaining to be sold from its asset sales program announced last year, the Bank of America and Spectrum Club buildings. In addition, a 35,310-square-foot building in Valencia Commerce Center has been added to the program. These three buildings are expected to be sold later this year for a total of approximately $17 million.

The ability to complete income property and other sales in 2001 will be dependent upon a variety of factors including, but not limited to, identification of a suitable buyer, availability of financing to the buyer, market conditions, agreement with the buyer on definitive terms and successful completion of the buyer's due diligence.

Community Development

Community development expenses for the first quarter of 2001 decreased 20% from the comparative prior year first quarter primarily due to expenses in 2000 relating to the Company's option on 1,800 acres in Broomfield, Colorado and marketing expenses including updating of Valencia's website. Community development expenses for 2001 are expected to increase about 20% from the 2000 level with the continued focus on entitlements, planning and community marketing to complete the projected sellout of Valencia residential land by 2005 and begin the development of Newhall Ranch. The Company's option on the Broomfield, Colorado property was sold on May 1, 2001.

On April 19, 2001, the Company and Los Angeles County released the Company's research and summary of findings, along with proposed actions to be taken, for public review on the six issues in the Newhall Ranch project's Environmental Impact Report that were identified in June 2000 by a Kern County Superior Court as requiring further environmental studies. The areas studied, and the findings include:

  1.
  Water Supply Adequacy and Reliability

    The studies conclude that in dry and average/normal years alike, Newhall Land has identified a surplus of water sources to meet Newhall Ranch's demand at build-out, and that the water can be provided without significant environmental impacts. It will take 25 to 30 years to build out Newhall Ranch, and water demand will increase gradually over that time. Each new subdivision within the project will require approvals, which will involve confirming water availability.

    Potable water demand will be met through newly purchased water rights, existing agricultural water rights, tapping Castaic Creek flood flows and storing it for future use, and two innovative water banking programs. Under one water banking program, surplus wet season water will be purchased and stored in a groundwater bank located in central California for future use in dry years. Similarly, wet season surplus water will be stored in the local Saugus aquifer. The feasibility of using the Saugus aquifer for water banking and retrieval was thoroughly studied and tested. Millions of gallons of water were injected into the Saugus aquifer and subsequently retrieved without environmental impact.

    The non-potable water to be used for irrigation by Newhall Ranch will be reclaimed water, making the community a world leader in water conservation. A combination of highly treated reclaimed water from the planned Newhall Ranch Water Reclamation Plant and also reclaimed water through Castaic Lake Water Agency will be used to meet the demand for irrigation water.

  2.
  Water Reclamation Plant Alternative Site Analysis

    Further study of the proposed site of the Newhall Ranch Water Reclamation Plant was required because of its impacts to river vegetation. The benefits of an off-river location for the plant were compared to those of other alternative sites. As a result of these studies, an environmentally superior alternative has been proposed. The new proposal places the plant near the river but reduces its area in order to avoid permanent impacts to 5.5 acres of sensitive habitat.

  3.
  Ventura County Traffic Impacts

    The additional traffic studies conducted using Ventura County's new traffic model showed that all of the arterial roads that intersect State Routes 23 and 126 would receive less than a one percent impact from Newhall Ranch. The California Environmental Quality Act defines an impact of greater than one percent as "significant." Therefore, the studies showed Newhall Ranch will have an insignificant impact on these arterial roads.

  4.
  Salt Creek Wildlife Corridor Impacts

    The Salt Creek watershed drains portions of Newhall Ranch and crosses the Ventura County line just before it flows into the Santa Clara River. Supplemental studies were undertaken to determine if the Newhall Ranch development would impact wildlife movement through the part of the Salt Creek watershed in Ventura County. Studies show that 96% of the habitat in the Salt Creek watershed would not be impacted by development, and that animals would adjust because impacts would be gradual over the 25- to 30-year course of development.

    More than 20 separate field studies of bird, large and small mammal movement were carried out as part of the supplemental studies, and vegetation in the Ventura County portion of the watershed was mapped. The studies found that wildlife population and movement patterns would remain unchanged in both counties.

    Most significantly, as a result of the original Environmental Impact Report (EIR) process and specific action by the Los Angeles County Board of Supervisors, the boundaries of Newhall Ranch's development area were pulled back one-half mile from the Ventura County line resulting in a reduction of 210 acres of proposed development. This will create an effective buffer around the portion of Salt Creek in Ventura County.

  5.
  Santa Clara River Corridor Biological Impacts

    Possible environmental impacts due to development-caused changes in the river's depth or water velocity were studied. The study verified that there will be little impact, and that in some cases development will be beneficial. The study also showed that bridges will be designed so they will not narrow the channel, which could increase velocities and erosion, and that 75% of the bank stabilization required will be buried, protecting sensitive river habitats.

  6.
  General Plan Consistency in Significant Ecological Areas

    Additional studies on the impacts development would have on sensitive river habitats, which are designated as Significant Ecological Areas, also were performed. The studies determined through improved mapping and analysis that only 28 acres of sensitive habitat in the river corridor will be removed due to development, not 103 acres as originally stated in the EIR. For each of these 28 acres, at least one acre will be revegetated. There also will be an additional 14 acres added so that there will now be a total of 42 acres replacing the 28 acres, resulting in a net gain of sensitive habitat area in the river.

The Court ruled in the Company's favor on all other issues raised by opponents. The "affordable housing" opponent has appealed the Superior Court's decision.

Public hearings before the Los Angeles County Planning Commission are scheduled to begin on June 20, 2001. Once approved by the Commission, the six issues would go before the Board of Supervisors, which is expected to occur this fall. The Company's goal is to have these six issues back before the judge by year-end. However, the length of time that the public hearings and judicial process will take is difficult to predict, and circumstances beyond the Company's control could further delay resolution of the issues. An adverse decision by the County or Court and/or additional legal action will likely delay the start of the development of the community beyond 2003. If the judge rules in the Company's favor, the Company can begin processing the necessary documentation for tentative maps on the first two villages in Newhall Ranch—River Village and Mesas East.

Income-Producing Properties

For the first three months of 2001, revenues and income were down 24% and 38%, respectively, over the first three months of 2000 due to properties sold in 2000 as part of the Company's plan to sell approximately one-half of its income portfolio to finance its unit repurchase program. The sold properties included Castaic Shopping Center, Plaza del Rancho, a 3-story office building, three office buildings for Princess Cruises and four apartment complexes.

Results for the current and prior year first quarters include the effects of the cessation of depreciation on Properties Held for Sale and Sold Properties of $155,000 and $1,654,000, respectively. The 2000 amount includes depreciation expense suspended on Valencia Town Center regional mall and entertainment center as they were held for sale at March 31, 2000. Subsequently, in the fourth quarter of 2000, the regional mall and entertainment center were re-classified as held for investment and depreciation expense was recorded covering the entire period they were held for sale.

Edwards Theaters Circuit, Inc., which filed for Chapter 11 bankruptcy last year, is expected to affirm its current lease during the 2001 second quarter for the IMAX 3D theater and 11 screens in Valencia Entertainment Center that opened in the summer of 1999. The terms of the lease for the original 10-screen Edwards Theater, located in the Valencia Town Center regional mall that was recently remodeled to include stadium seating and other up-to-date improvements, are under discussion. Edwards has paid rent when due for the two complexes.

A few other, smaller retail tenants in the Company's income properties are also operating while in bankruptcy proceedings. However, overall retail operations are performing well. At March 31, 2001, NorthPark Village Square neighborhood shopping center, River Oaks Shopping Center and Town Center Plaza, a 25,193-square-foot mixed-use building located adjacent to the Hyatt Valencia Hotel, were 100% leased. Valencia Town Center regional mall was 99% leased at the end of the 2001 first quarter.

The Company's 244-room Hyatt Valencia Hotel and 152-room Hilton Garden Inn continued to post improved performance both in occupancy rates and average daily rates in the first quarter of 2001 compared to the same period last year.

Valencia Water Company

Valencia Water Company is a regulated public water utility and a wholly-owned subsidiary of the Company serving over 22,000 metered connections. Revenues for the three months ended March 31, 2001 were about the same as the 2000 first quarter while income declined 19% primarily due to an increase in administrative expense for various legal proceedings in which Valencia Water Company is involved.

Agricultural Operations

For the first quarter of 2001, revenues and income, including the Company's energy operations, were about the same as the year earlier quarter. The major contributor to revenues and income was energy operations, where oil prices continued strong.

General and Administrative Expense

General and administrative expenses for the first quarter of 2001 were approximately the same as the comparable prior year period. For all of 2001, general and administrative expenses are expected to decrease about 30% from 2000 levels primarily due to lower compensation expense.

Interest and Other, net

A 51% net decrease from the comparable 2000 quarter is primarily due to the Company's strategy in 2000 of utilizing existing debt capacity to fund unit repurchases until the sale of income properties were completed later that year. Interest expense in 2001 for the total year is expected to be substantially lower than in the previous year due to lower anticipated borrowings outstanding compared to 2000.

Financial Condition

Liquidity and Capital Resources

At March 31, 2001, the Company had cash and cash equivalents of $4.2 million and $135.7 million available under bank lines, net of $18.9 million in letters of credit. Borrowings outstanding totaled $7.4 million against unsecured lines of credit and $32 million against a revolving mortgage facility. In addition, the Company had fixed rate debt totaling $60.5 million. The Company believes it has adequate sources of cash from operations and debt capacity to finance future operations on both a short- and long-term basis and, combined with anticipated land and property sales, to fund its unit repurchases. The Company ended the 2001 first quarter with a conservative debt to income portfolio ratio of 31% which provides adequate debt capacity to fund operations and complete the current repurchase program. At March 31, 2001, there was no debt secured by raw land or land under development inventories in Valencia.

In September 1999, the Company announced its intention to repurchase up to 6,384,446 units (including 884,446 units under a previous authorization), equal to approximately 20% of the then outstanding units. From the time the repurchase plan was announced through March 31, 2001, 5,294,062 units, or 83% of the 6,384,446 units, were repurchased including 394,560 units purchased in the first quarter of 2001. At March 31, 2001, a total of 1,090,384 units remain to be repurchased under the current authorization. The Company repurchases partnership units from time to time in the open market and through block transactions. Numerous factors could affect the Company's ability to complete the repurchase program including, but not limited to, changing market conditions, rising interest rates, challenges to governmental approvals, and finding suitable buyers for certain properties. If the Company is on track to accomplish its current business plan and market conditions remain strong, another repurchase program may be announced for an additional 5 to 7% of the total outstanding units. The Company's ability to accelerate the pace at which it can deliver entitled product to market, close sales, and the price at which its units are trading are some of the factors that will determine the number of units it is able to repurchase.

At March 31, 2001, there were no material commitments for capital expenditures other than approximately $21 million for the completion of two office buildings that were sold in December 2000 and the expected landfill lease termination. In addition, over $40 million is expected to be invested in major roads and freeway improvements in 2001 to enable the Company to continue its land sales program for Valencia.

The following discussion relates to principal items in the Consolidated Statements of Cash Flow:

Operating Activities

Net cash used by operating activities totaled $7.6 million for the 2001 first quarter. Cash generated from operating activities included the sale of 14 industrial/commercial acres, the income property portfolio and the collection of a $9.4 million land sale note, which generated a total of $24.5 million. Cash used by operating activities included primarily $15.2 million of expenditures for land under development inventories mostly related to land preparation and infrastructure improvements to ready land for development or sale. Additional uses of cash included the Company's general & administrative expenses and interest expense.

Investing Activities

Expenditures for development of income-producing properties totaled $1.3 million and were primarily for two office buildings that were sold in December 2000. Purchase of property and equipment was primarily for water utility construction.

Financing Activities

A quarterly distribution totaling $5.3 million was paid in the 2001 first quarter which consisted of a $.10 per unit quarterly distribution and a $.10 per unit special distribution. Borrowings against lines of credit increased by $25.4 million during the quarter. Units repurchased during the quarter totaled 394,560 for $10.0 million or an average price of $25.38 per unit. The Company's policy is to provide sufficient distributions, including special distributions, to pay the taxes associated with Company earnings. The declaration of distributions, and the amount declared, are determined by the Board of Directors on a quarterly basis taking into account the Company's earnings, financial condition and prospects.

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

Economic Conditions:  Real estate development is significantly impacted by general and local economic conditions, which are beyond the control of the Company. The Company's real estate operations are concentrated in Southern California. The regional economy is profoundly affected by the entertainment, technology, defense and certain other segments. Consequently, all sectors of real estate development for the Company tend to be cyclical. While the economy of Southern California continues to be strong, there can be no assurances that present trends will continue.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt. At March 31, 2001, the Company had $39.4 million of variable debt outstanding with interest rates ranging from 6.32% to 6.90% and $60.5 million of fixed rate debt with interest rates ranging from 7.33% to 8.45%.

The table below presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt at March 31, 2001 by expected maturity dates:

Dollars in thousands	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
Mortgage and Other Debt
Fixed Rate Debt	$1,264	$1,479	$10,968	$1,512	$1,655	$43,583	$60,461	$60,461
Weighted Average Interest Rate	7.58	7.55	8.32	7.35	7.37	7.55	7.68
Variable Rate Debt (1)	$32,000	$7,400					$39,400	$39,400
Weighted Average Interest Rate	6.32	6.90					6.43

(1)
The Company has a $50 million revolving mortgage facility which bears interest at LIBOR plus 1.25% against which $32 million was outstanding at March 31, 2001. The Company also has unsecured lines of credit consisting of a $130 million line and a $10 million line on which the interest rate is LIBOR plus 1.25%—1.45% and a $2 million line on which the rate is LIBOR plus 1.35%, against which borrowings of $5.4 million, 0 and $2 million were outstanding, respectively, at March 31, 2001. The amounts set forth in the table above assume that the outstanding amounts under the variable rate credit facilities will be repaid at the facilities' respective maturity dates. Management believes that these lines will be renewed at maturity.

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

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings.

Please refer to "Community Development" and "Litigation" under Part I, Item 2. — "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 6.  Exhibits and Reports on Form 8-K

(a)
Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

10
Severance and Consulting Agreement

99
Amended and Restated Partnership Agreement of Newhall General Partnership

(b)
The following report on Form 8-K was filed in the first quarter ended March 31, 2001:

Items Reported	Date of Report

Change in the Company's certifying accountant from KPMG LLP to Deloitte & Touche LLP and the retirement of Thomas L. Lee as Chief Executive Officer effective March 21, 2001 and Chairman of the Board effective March 31, 2001.	March 21, 2001

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEWHALL LAND AND FARMING COMPANY (a California Limited Partnership) Registrant
By:	Newhall Management Limited Partnership, Managing General Partner
By:	Newhall Management Corporation, Managing General Partner
Date: May 4, 2001	By:	/s/ GARY M. CUSUMANO Gary M. Cusumano President and Chief Executive Officer of Newhall Management Corporation (Principal Executive Officer)
Date: May 4, 2001	By:	/s/ STUART R. MORK Stuart R. Mork Senior Vice President and Chief Financial Officer of Newhall Management Corporation (Principal Financial Officer)
Date: May 4, 2001	By:	/s/ DONALD L. KIMBALL Donald L. Kimball Vice President—Finance and Controller of Newhall Management Corporation (Principal Accounting Officer)