Form 10-Q
period 2001-06-30
NEWHALL LAND & FARMING CO /CA/
filed 2001-08-10
CIK 751976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to________

Commission file number 1-8885

THE NEWHALL LAND AND FARMING COMPANY
(a California Limited Partnership)
(Exact name of Registrant as specified in its charter)

California	95-3931727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23823 Valencia Boulevard, Valencia, CA	91355
(Address of principal executive offices)	(Zip Code)

(661) 255-4000
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

At June 30, 2001, 24,769,575 partnership units were outstanding

Part I. Financial Information
Item1.  Financial Statements

Condensed Consolidated Statements of Income
(Unaudited)

(in thousands except per unit)	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenues

Real estate
Residential home and land sales	$73	$10,568	$179	$18,956
Industrial and commercial sales	89,337	25,748	97,712	28,333
Commercial operations
Income-producing properties	11,088	14,627	21,977	28,954
Valencia Water Company	3,076	2,982	5,532	5,393

	103,574	53,925	125,400	81,636

Agriculture Operations	1,603	1,394	2,311	2,047

Total revenues	$105,177	$55,319	$127,711	$83,683

Contribution to income

Real estate
Residential home and land sales	$(1,032)	$3,570	$(1,763)	$6,348
Industrial and commercial sales	82,794	4,670	84,918	4,869
Community development	(4,147)	(2,417)	(5,763)	(4,437)
Commercial operations
Income-producing properties	3,150	6,150	7,401	13,047
Valencia Water Company	528	640	1,012	1,239

	81,293	12,613	85,805	21,066

Agriculture Operations	207	310	600	717

Operating income	81,500	12,923	86,405	21,783

General and administrative expense	(4,120)	(2,280)	(6,365)	(4,523)
Interest and other, net	(2,043)	(4,295)	(3,664)	(7,715)

Net income	$75,337	$6,348	$76,376	$9,545

Net income per unit	$2.94	$0.23	$2.94	$0.34

Net income per unit - diluted	$2.91	$0.22	$2.91	$0.33

Number of units used in computing per unit amounts:
Net income per unit	25,588	27,925	25,990	28,435
Net income per unit - diluted	25,875	28,289	26,256	28,799

Cash distributions per unit:
Regular	$0.10	$0.10	$0.20	$0.20
Special			0.10	0.35

Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2001	December 31, 2000

	(Unaudited)
ASSETS

Cash and cash equivalents	$5,488	$3,717

Accounts and notes receivable	6,755	17,154

Land under development	74,056	63,155

Land held for future development	21,575	22,419

Income-producing properties held for sale, net	8,642	12,720

Income-producing properties, net	150,182	147,785

Property and equipment, net	71,291	67,631

Investment in joint venture	716	591

Other assets and deferred charges	16,696	16,536

	$355,401	$351,708

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable	$28,003	$28,267

Accrued expenses	57,662	68,932

Deferred revenues	2,282	3,137

Mortgage and other debt	70,364	74,557

Advances and contributions from developers for utility construction	33,460	32,166

Other liabilities	25,157	25,445

Total liabilities	216,928	232,504

Partners' capital

24,770 units outstanding, excluding 12,003 units in treasury (cost-$291,308), at June 30, 2001 and
26,590 units outstanding, excluding 10,182 units in treasury (cost-$242,098), at December 31, 2000	138,473	119,204

	$355,401	$351,708

Condensed Consolidated Statements of Cash Flow
(Unaudited)

(in thousands)	Six Months Ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$76,376	$9,545

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	5,865	4,968
Increase in land under development	(26,645)	(34,640)
Cost of sales and other inventory changes	6,577	17,775
Decrease in accounts and notes receivable	10,399	25,223
Decrease in accounts payable, accrued expenses and deferred revenues	(3,222)	(3,269)
Cost of property sold	1,235	14,669
Other adjustments, net	(112)	(915)

Net cash provided by operating activities	70,473	33,356

CASH FLOWS FROM INVESTING ACTIVITIES:

Development of income-producing properties	(3,179)	(13,075)
Purchase of property and equipment	(5,472)	(5,320)
Investment in joint venture	(125)	(388)

Net cash used in investing activities	(8,776)	(18,783)

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions paid	(7,817)	(15,818)
(Decrease) increase in mortgage and other debt	(4,193)	68,133
Increase in advances and contributions from developers for utility construction	1,294	4,755
Purchase of partnership units	(52,064)	(71,767)
Issuance of partnership units	2,854	1,383

Net cash used in financing activities	(59,926)	(13,314)

Net increase in cash and cash equivalents	1,771	1,259

Cash and cash equivalents, beginning of period	3,717	1,624

Cash and cash equivalents, end of period	$5,488	$2,883

Notes to Condensed Consolidated Financial Statements

Note 1. Accounting Policies

The consolidated financial statements include the accounts of The Newhall Land and Farming Company and its subsidiaries, all of which are wholly-owned (collectively, "the Company"). All significant intercompany balances and transactions are eliminated.

The Company's unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments necessary for a fair statement of the results of operations for the three and six months ended June 30, 2001 and 2000 have been made. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found on pages 26 through 38 of the December 31, 2000 Annual Report to Partners and particularly to Note 2 therein which includes a summary of significant accounting policies.  Certain reclassifications have been made to prior periods’ amounts to conform to the current period presentation.

Interim financial information for the Company has substantial limitations as an indicator for the calendar year because:

•	Land sales occur irregularly and are recognized at the close of escrow or on the percentage of completion basis if the Company has an obligation to complete certain future improvements and provided profit recognition criteria are met.
•	Sales of income properties and non-developable farmland occur irregularly and are recognized upon close of escrow provided profit recognition criteria are met.

Note 2. Details of Land Under Development

(In $000)	June 30, 2001	December 31, 2000

Valencia
Residential development	$41,137	$25,154
Industrial and commercial land development	31,359	37,689
Agriculture	1,560	312

Total land under development	$74,056	$63,155

Note 3. Details for Earnings per Unit Calculation

	Income	Units	Per Unit
(In 000's except per unit)	(numerator)	(denominator)

For three months ended June 30, 2001
Net income per unit
Net income available to unitholders	$75,337	25,588	$2.94
Effect of dilutive securities
Unit options	-	287	(.03)

Net income per unit - diluted	$75,337	25,875	$2.91

	Income	Units	Per Unit
(In 000's except per unit)	(numerator)	(denominator)

For three months ended June 30, 2000
Net income per unit
Net income available to unitholders	$6,348	27,925	$.23
Effect of dilutive securities
Unit options	-	364	(.01)

Net income per unit - diluted	$6,348	28,289	$.22

For six months ended June 30, 2001
Net income per unit
Net income available to unitholders	$76,376	25,990	$2.94
Effect of dilutive securities
Unit options	-	266	(.03)

Net income per unit - diluted	$76,376	26,256	$2.91

For six months ended June 30, 2000
Net income per unit
Net income available to unitholders	$9,545	28,435	$.34
Effect of dilutive securities
Unit options	-	364	(.01)

Net income per unit - diluted	$9,545	28,799	$.33

Note 4. Details of Income-Producing Properties, Income Producing Properties Held for Sale and Property and Equipment

	June 30,	December 31,
(In $000s)	2001	2000

Income-producing properties
Land	$37,377	$34,822
Buildings	137,601	106,916
Other	4,529	10,468
Properties under development	4,775	25,780

	184,282	177,986
Accumulated depreciation	(34,100)	(30,201)

	$150,182	$147,785

Income-producing properties held for sale
Office	$11,684	$8,503
Other	-	7,311

	11,684	15,814
Accumulated depreciation	(3,042)	(3,094)

	$8,642	$12,720

	June 30,	December 31,
(In $000s)	2001	1999

Property and equipment
Land	$3,759	$3,759
Buildings	5,974	5,974
Equipment	9,776	9,470
Water supply systems, orchards and other	86,331	81,620
Construction in progress	5,530	5,545

	111,370	106,368
Accumulated depreciation	(40,079)	(38,737)

	$71,291	$67,631

Note 5.  Business Segment Reporting
The following table provides financial information regarding revenues from external customers, income and total assets for the Company's business segments and also provides a reconciliation to the Company's consolidated totals:

	Three months ended June 30, 2001

	Contribution
(In $000s)	Revenues	to Income	Assets

Real Estate
Residential	$73	$(789)	$35,156
Industrial and commercial	89,337	83,416	45,527
Community development	–	(3,560)	15,450
Income-producing properties	11,088	3,256	167,142
Valencia Water Company	3,076	697	70,086
Agriculture	1,603	301	7,693
Central administration	–	(2,416)	14,347

	$105,177	80,905	355,401
Interest and other, net	–	(2,043)	–
All other	–	(3,525)	–

	$105,177	$75,337	$355,401

	Three months ended June 30, 2000

		Contribution
(In $000s)	Revenues	to Income	Assets

Real Estate
Residential	$10,568	$3,602	$30,237
Industrial and commercial	25,748	4,726	92,440
Community development	–	(2,372)	11,851
Income-producing properties	14,627	6,160	280,271
Valencia Water Company	2,982	654	64,414
Agriculture	1,394	317	7,505
Central administration	–	(2,094)	11,632

	$55,319	10,993	498,350
Interest and other, net	–	(4,295)	–
All other	–	(350)	–

	$55,319	$6,348	$498,350

	Six months ended June 30, 2001

		Contribution
(In $000s)	Revenues	to Income	Assets

Real Estate
Residential	$179	$(1,515)	$35,156
Industrial and commercial	97,712	85,552	45,527
Community development	–	(5,153)	15,450
Income-producing properties	21,977	7,509	167,142
Valencia Water Company	5,532	1,184	70,086
Agriculture	2,311	697	7,693
Central administration	–	(4,634)	14,347

	$127,711	83,640	355,401
Interest and other, net	–	(3,664)	–
All other	–	(3,600)	–

	$127,711	$76,376	$355,401

	Six months ended June 30, 2000

		Contribution
(In $000s)	Revenues	to Income	Assets

Real Estate
Residential	$18,956	$6,398	$30,237
Industrial and commercial	28,333	4,957	92,440
Community development	–	(4,366)	11,851
Income-producing properties	28,954	13,063	280,271
Valencia Water Company	5,393	1,261	64,414
Agriculture	2,047	728	7,505
Central administration	–	(4,231)	11,632

	$83,683	17,810	498,350
Interest and other, net	–	(7,715)	–
All other	–	(550)	–

	$83,683	$9,545	$498,350

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Comparison of Second Quarter and Six Months of 2001 to  Second Quarter and Six Months of 2000
Unaudited

The amounts of increase or decrease in revenues and income from the prior year second quarter and six months are as follows (in 000s, except per unit):

	Second Quarter		Six Months

	Increase (Decrease)		Increase (Decrease)

	Amount	%	Amount	%

Revenues
Real Estate
Residential home and land sales	$(10,495)	-99%	$(18,777)	-99%
Industrial and commercial sales	63,589	247%	69,379	245%
Commercial operations
Income-producing properties	(3,539)	-24%	(6,977)	-24%
Valencia Water Company	94	3%	139	3%

	49,649	92%	43,764	54%
Agriculture
Operations	209	15%	264	13%

Total revenues	$49,858	90%	$44,028	53%

Contribution to Income
Real Estate
Residential home and land sales	$(4,602)	-129%	$(8,111)	-128%
Industrial and commercial sales	78,124	1673%	80,049	1644%
Community development	(1,730)	-72%	(1,326)	-30%
Commercial operations
Income-producing properties	(3,000)	-49%	(5,646)	-43%
Valencia Water Company	(112)	-18%	(227)	-18%

	68,680	545%	64,739	307%
Agriculture
Operations	(103)	-33%	(117)	-16%

Operating income	68,577	531%	64,622	297%

General and administrative expense	(1,840)	-81%	(1,842)	-41%
Interest and other, net	2,252	52%	4,051	53%

Net income	$68,989	1087%	$66,831	700%

Net income per unit	$2.71	1178%	$2.60	765%

Net income per unit - diluted	$2.69	1223%	$2.58	782%

Number of units used in computing per unit amounts:
Net income per unit	(2,337)	-8%	(2,445)	-9%

Net income per unit - diluted	(2,414)	-9%	(2,543)	-9%

The increases and decreases in revenues and income for the three and six months are attributable to the following:

For the three months ended June 30, 2001, revenues totaled $105.2 million and net income totaled $75.3 million compared to revenues for the 2000 second quarter of $55.3 million and net income of $6.3 million.  Revenues for the six months ended June 30, 2001 totaled $127.7 million and net income totaled $76.4 million compared to the same 2000 period when revenues totaled $83.7 million and net income $9.5 million.

The primary contributors to the 2001 second quarter and six-month results were the sales of the Company’s Chiquita Canyon Landfill, its option to purchase approximately 1,800 acres in Broomfield, Colorado and a 7.9-acre commercial parcel for 341 apartments with 10,000-square-feet of ground floor retail.  Combined, these sales added $88.1 million to revenues and $84.6 million to income.

The major contributors to the 2000 second quarter results were the sale of two income properties as part of the Company’s strategic plan to finance its repurchase program.  These two properties, Castaic Shopping Center and Plaza del Rancho, contributed $18.8 million to revenues and $3.7 million to income.  Also contributing to the 2000 second quarter results were the sales of the last 78 lots in the Bridgeport community and an 11.2-acre site for a Lowe’s Home Improvement Warehouse.  These two sales combined added $11.1 million to revenues and $4.7 million to income under percentage of completion accounting.  The 2000 six-month period also included the first quarter sale of 130 residential lots which added $4.4 million to revenues and $1.9 million to income under percentage of completion accounting.

At June 30, 2001, two commercial properties in the asset program were in escrow for a total of $6.9 million and are expected to close in the 2001 third quarter.  About 15 acres of industrial land and 22 acres of commercial land were in escrow at June 30, 2001 for approximately $26 million, closings for which are expected to occur during the second half of the year.  In addition, the Company is planning to sell approximately 650 improved lots on about 97 net acres in Valencia Westridge.  An additional 300 lots on 40 net acres in the Company’s Altavista community may be sold in the fourth quarter of 2001, depending on results and timing of the Public Utilities Commission’s (PUC) decision discussed in the Residential Home and Land Sales section.  The ability to complete sales in 2001 will be dependent upon a variety of factors including, but not limited to, identification of suitable buyers, agreement with the buyers on definitive terms, successful completion of due diligence work by buyers, availability of financing to suitable buyers, market and other conditions.  Due to the anticipated escrow closing dates on many of these sales, earnings in the 2001 third quarter are projected to be nominal, or a loss could be reported.

Residential Home and Land Sales

No residential lots were sold during the 2001 second quarter or six-month period and no residential lots were in escrow at June 30, 2001.  The Company has 4,195 residential lots and apartment units being delayed by the PUC decision to combine its review of Valencia Water Company’s request to expand its service area together with the water company’s water management plan.  The total includes 1,650 lots and apartments that the City of Santa Clarita annexed in December 2000 and 2,545 lots and apartments in the Company’s West Creek Community approved in January 2001 by the Los Angeles County Board of Supervisors.  The Company expects the PUC’s decision later this year.  An adverse decision likely would delay the sale of these lots and apartments.

Opponents to the Los Angeles County Board of Supervisors’ approval of the West Creek Community have filed a California Environmental Quality Act (CEQA) lawsuit.  A trial date of October 31, 2001 has been set by the court.  As with prior CEQA lawsuits, the results of these types of legal challenges are difficult to predict.  An adverse decision will likely delay the development of the community beyond the delay created by the PUC process previously mentioned.

New home sales in the Valencia area continued strong as merchant builders sold 448 homes on lots previously purchased from the Company for the six months ended June 30, 2001, compared to 154 homes for the prior year six-month period.  At June 30, 2001, merchant builders had 369 homes in escrow, compared to 132 at June 30, 2000.  While the Company does not participate directly in profits generated from escrow closings by merchant builders, the sale of these previously sold lots to homebuyers is key to the Company’s future success in selling additional lots.
In the quarter ended June 30, 2000, the last 78 lots closed escrow in Bridgeport, the Company’s lake community, adding $7.0 million to revenues and $3.2 million to income under percentage of completion accounting.  In addition, revenues of $3.4 million and income of $1.4 million were recognized  from previous lot sales in Bridgeport under percentage of completion accounting.  The 2000 six-month period also included the sale of 130 lots in Bridgeport which added $4.4 million to revenues and $1.9 million to income as well as revenues of $3.9 million and income of $1.8 million from prior lot sales all accounted for under percentage of completion.

Industrial and Commercial Sales

Industrial Land Sales
No industrial land sales closed escrow in the quarter ended June 30, 2001.  Results for the six months ended June 30, 2001 included the sale of a 9.5-acre industrial parcel which contributed $4.7 million to revenues and $1.3 million to income.  At June 30, 2001, a 15-acre industrial parcel was in escrow for $7.3 million.  All escrow closings are subject to market and other conditions beyond the control of the Company.

At June 30, 2001, the combined vacancy rate in both Valencia Industrial Center and Valencia Commerce Center was 6.5%, compared to 3.9% at the end of June 30, 2000.  Demand for industrial land appears to be slowing as evidenced by higher vacancy rates in Valencia industrial properties constructed by third-party developers and lower sales and leasing of new industrial space by both third-party developers and the Company.   For the six months ended June 30, 2001, sales and leasing of new industrial space totaled 155,747 square feet compared to 271,247 square feet for the same period in 2000. The Company has approximately 360 acres of entitled industrial land remaining.  Planning continues on 500 acres west of I-5 surrounding Six Flags Magic Mountain for mixed-use development.

Results for the second quarter and six-month period of 2000 include two industrial parcels totaling 4.2 acres which closed escrow for $2.3 million and contributed $0.7 million to income.  At June 30, 2000, a total of 41.6 acres was in escrow for $21.1 million.

Commercial Land Sales
A 7.9-acre commercial parcel for a 341-unit apartment community with 10,000-square-feet of ground floor retail space in Valencia Town Center closed escrow in the second quarter of 2001 contributing $10.1 million to revenues and $7.7 million to income.    At June 30, 2001, five commercial parcels totaling 22 acres were in escrow for approximately $19 million which includes a 9.6-acre parcel for a 208-unit apartment complex in the Altavista community and a 10.9-acre commercial parcel adjacent to the Valencia Westridge Golf Course Community.  All escrow closings are subject to market and other conditions beyond the control of the Company.

One commercial parcel totaling 11.2 acres closed escrow for $6.4 million and contributed $1.5 million to income for the 2000 second quarter and six-month period under percentage of completion accounting.  A Lowe’s Home Improvement Warehouse will be constructed on the site.  At June 30, 2000, eight parcels totaling 42.7 acres were in escrow for approximately $28 million.

Income Property and Other Sales
In the 2001 second quarter, the Company sold its Chiquita Canyon Landfill to the landfill’s current operator, Republic Services of California, for $65 million. The sale of the landfill settled the existing litigation between the Company and Republic.  In addition, in the 2001 second quarter, the Company sold its option to purchase approximately 1,800 acres in Broomfield, Colorado for $13 million. The landfill sale and Broomfield option sale contributed $64 million and $12.9 million to income, respectively.

At the end of the 2001 second quarter, the Bank of America building and a small office building were in escrow for approximately $6.9 million with closings expected in the third quarter.  In the 2001 first quarter, a 35,310-square-foot building in Valencia Commerce Center was added to the asset sale program that is expected to be sold later this year.  The Company is no longer marketing for sale the Spectrum Club building, which was originally included in the Company’s asset sale program announced in 1999.
During the 2000 first quarter, escrow closed on the first two retail properties in the Company’s asset sales program, Castaic Shopping Center and Plaza del Rancho, adding $18.8 million to revenues and $3.7 million to income.  The sales were part of the Company’s plan to sell approximately one-half of its income portfolio to finance a unit repurchase program.

For additional information on the completed and current unit repurchase programs, refer to the Liquidity and Capital Resources section of this discussion.

Community Development

Increases of 72% for the three-month period and 30% for the six-month period in community development expenses compared to the same 2000 periods are primarily due to higher administrative expenses and entitlement expenses relating to Valencia residential, commercial and industrial properties.  Community development expenses for the year are expected to increase about 30% from the 2000 level with the continued focus on entitlements, planning and community marketing to complete the projected sellout of Valencia residential land by 2005 and begin the development of Newhall Ranch.

On June 20, 2001, the first public review meeting was held by the Los Angeles County Regional Planning Commission on the six issues in the Newhall Ranch project’s Environmental Impact Report that were identified in June 2000 by a Kern County Superior Court judge as requiring additional analysis.  A second public hearing occurred on July 16, 2001 and additional hearings are scheduled for August 27, 2001 and September 17, 2001.  Based on the current schedule of meetings of the Los Angeles County Planning Commission, the Company does not expect the six issues to be considered by the Board of Supervisors before the fourth quarter of 2001, which is expected to delay the Superior Court’s review of the issues until the spring of 2002 and will delay commencement of development until 2004.  The length of time that the public hearings and judicial process will take is difficult to predict, and circumstances beyond the Company’s control could further delay resolution of the issues.  In addition, an adverse decision by the County or Court and/or additional legal action could further delay the start of development.  If the judge rules in the Company’s favor, processing of the necessary documentation for tentative maps can begin for the first two villages in Newhall Ranch – River Village and Mesas East.

Income-Producing Properties

For the 2001 second quarter, revenues and income decreased 24% and 49%, respectively, and, for the 2001 six-month period, revenues and income decreased 24% and 43%, respectively, from the same prior year periods primarily due to the prior sale of income properties.  The percentage decline in income for both periods was nearly twice the decline in revenues for the same period.  This was primarily due to the sale of income properties and the recording of depreciation expense on properties that were classified as held for sale and reclassified as held for investment as of June 30, 2001.

Income for the current and prior year second quarters include the effects of the cessation of depreciation on Properties Held for Sale and Sold Properties of $120,000 and $1,327,000, respectively and for the current and prior six-month periods of $275,000 and $2,981,000, respectively.   These amounts include depreciation expense suspended on Valencia Town Center regional mall and Entertainment Center, and Spectrum Club because they were held for sale as of June 30, 2000.  When these properties were reclassified as held for investment in the 2000 fourth quarter for the mall and entertainment center, and in the 2001 second quarter for Spectrum Club building, depreciation expense was recorded in amounts equal to the suspended depreciation during the entire period the properties were held for sale.

Retained properties produced higher net operating income in both the second quarter and six-month periods in 2001 versus the same periods in 2000 as shown on the chart below.  Increases in both periods primarily were due to higher occupancy levels at Valencia Town Center regional mall and the Entertainment Center, which resulted in higher total rents.  In addition, both Hyatt Valencia Hotel and Hilton Garden Inn reported improved occupancy levels and the Hyatt achieved increased average room rates, which also contributed to higher net operating income.  Net operating income for 2001 from the Company’s income portfolio, not including assets held for sale, is expected to be approximately $21 million.

Income-producing Properties

(Dollars in thousands)
Net Operating Income	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Retained Properties[1]	$5,750	$4,692	$11,277	$9,366
Properties Held for Sale[2]	152	262	408	490
Sold Properties[3]	100	3,192	1,024	7,171

Net Operating Income[4]	6,002	8,146	12,709	17,027
Admin/Depreciation	(2,852)	(1,996)	(5,308)	(3,980)

Total Contribution to Income	$3,150	$6,150	$7,401	$13,047

[1]	Includes NorthPark Village Square and River Oaks shopping centers, Valencia Town Center regional mall and entertainment center, retail along Town Center Drive, Hyatt Valencia and Valencia Hilton hotels, restaurants, leases, etc.
[2]	Includes Bank of America building, a 35,310 sq. ft. building in Valencia Commerce Center and a small office building.
[3]	Includes Castaic Shopping Center, Plaza del Rancho, a 3-story office building, three office buildings for Princess Cruises, and four apartment complexes sold in 2000, and the Chiquita Canyon Landfill sold in 2001.
[4]	Before depreciation. Maintenance expensed as incurred.

Occupancy rates at the Company’s various income properties were as follows  at June 30, 2001 and 2000:

Occupancy Rates*:	June 30, 2001	June 30, 2000

Valencia Town Center Mall**	94%	93%
Entertainment Center***	96%	90%
Valencia Town Center Master Lease****	56%	N/A
Town Center Plaza	100%	75%
NorthPark/River Oaks Shopping Centers	100%	100%
Hotels	77%	69%

*	Includes signed lease space and leases to short-term tenants.
**	Includes 334,470 sq. ft. of leasable retail space and 8,400 sq. ft. of office space.
***	Includes 126,050 sq. ft. of leasable space.
****	Includes 50,000 sq. ft. of retail space from a 12-1/2 year lease-back agreement that was part of the sale of four office buildings along Town Center Drive that closed in early December 2000.

Edwards Theaters Circuit, Inc., which filed for Chapter 11 bankruptcy in 2000, has affirmed the lease for its 10-screen theater in Valencia Entertainment Center and has announced that the Valencia IMAX theater will be converted to show mainstream movies. All rents have been paid when due for this location.  Edwards rejected the lease for the original 10-screen theater located in Valencia Town Center regional shopping mall effective as of June 25, 2001.  The Company is evaluating its alternatives for the 39,246 square feet of space. In July 2001, the Company submitted a claim for $2.0 million to the bankruptcy court for unpaid rent and charges through July 2001 and lost rent for the remaining lease term as limited by bankruptcy law.  Resolution is expected from the bankruptcy court by the end of this year.
Valencia Water Company

Valencia Water Company is a regulated utility and a wholly-owned subsidiary of the Company serving over 22,000 metered connections.  Revenues for the three- and six-month periods ended June 30, 2001 were up slightly from the same periods in 2000.  Income declined 18% for the same three- and six-month periods, primarily due to higher administrative costs and expenses relating to various legal proceedings in which Valencia Water Company is involved.

Agricultural Operations

Revenues from agriculture operations, including the Company’s energy operations, for the three and six months ended June 30, 2001, were 15% and 13% higher, respectively, than the same periods in 2000 primarily due to strong oil prices.  The increases in oil prices were offset by fluctuations in crop prices and higher administrative expenses resulting in decreases in income of 33% and 16% for the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000.

General and Administrative Expense

Increases in general and administrative expenses of 81% for the three-month period and 41% for the six-months period from the prior year same periods are primarily for expenses related to the increased difference between the exercise price of unit appreciation rights on employee non-qualified options and the market price of partnership units, and higher incentive compensation expense accrued based on the timing of land and asset sales.  All oustanding appreciation rights expired in July 2001.  For all of 2001, general and administrative expenses are expected to decrease about 15% from 2000 levels.

Interest and Other

Interest and other expense for the 2001 three-month and six month periods decreased 52% and 53%, respectively, from the comparable prior year periods.  Interest expense in the 2000 three-and six-month periods was greater than the 2001 periods primarily due to the company's strategy in 2000 of utilizing existing debt capacity to fund unit repurchases until the sale of income properties were completed later that year.  Interest expense in 2001 for the total year is expected to be substantially lower than in the previous year due to lower anticipated borrowings outstanding compared to 2000.

Financial Condition

Liquidity and Capital Resources
At June 30, 2001, the Company had cash and cash equivalents of $5.5 million and $166.5 million available under bank lines, net of $17.5 million in letters of credit.  Borrowings outstanding totaled $10.0 million against a revolving mortgage facility.  No debt was outstanding against unsecured lines of credit. In addition, the Company had fixed rate debt totaling $60.4 million.  The Company believes it has adequate sources of cash from operations and debt capacity to finance future operations on both a short- and long-term basis and, combined with anticipated land and property sales, to fund its unit repurchases.  The Company ended the 2001 second quarter with a conservative debt to income portfolio ratio of 26% which provides adequate debt capacity to fund operations and complete the current repurchase program. At June 30, 2001, there was no debt secured by raw land or land under development inventories in Valencia.
In May 2001, the Company completed the repurchase program authorized by the Board of Directors in September 1999 of up to 6,384,446 units (including 884,446 units under a previous authorization), equal to approximately 20% of the then outstanding units. The total cost of the unit repurchases under the 1999 authorization was $167.3 million.  A total of 1,484,944 units from this authorization were repurchased in 2001 for $38.6 million.  Also in May 2001, the Company‘s Board of Directors authorized a new unit repurchase program of up to 2,520,000 units, or 10% of the then outstanding units.  As of June 30, 2001 a total of 470,146 units had been repurchased under the new program for a total cost of $13.5 million. The Company repurchases partnership units from time to time at prevailing prices through open market or unsolicited negotiated transactions, depending on market conditions, and will be funded from cash flow generated from normal business operations.  Numerous factors could affect the Company’s ability to complete the repurchase program including, but not limited to, changing market conditions, rising interest rates, challenges to governmental approvals, and finding suitable buyers for certain properties.

At June 30, 2001, there were no material commitments for capital expenditures other than approximately $7.5 million for the completion of two office buildings that were sold in December 2000.  In addition, over $40 million is expected to be invested in major roads and freeway improvements in 2001 to enable the Company to continue its land sales program for Valencia.

The following discussion relates to principal items in the Consolidated Statements of Cash Flow:

Operating Activities
Net cash used by operating activities totaled $70.5 million for the first six months of 2001.  Cash generated from operating activities included the sale of 21.5 industrial/commercial acres; the income property portfolio; sale of the Chiquita Canyon Landfill; the sale of an option on 1800 acres in Broomfield, Colorado; and the collection of a $9.4 million land sale note, which combined generated a total of $105.9 million. Cash used by operating activities included primarily $26.6 million of expenditures for land under development inventories mostly related to land preparation and infrastructure improvements to ready land for sale. Additional uses of cash included the Company’s general and administrative expenses and interest expense.

Investing Activities
Expenditures for development of income-producing properties totaled $3.2 million and were primarily for two office buildings that were sold in December 2000.  Purchase of property and equipment was primarily for water utility construction.

Financing Activities
Quarterly distributions totaling $7.8 million have been paid year-to-date consisting of two quarterly distributions of $.10 per unit each and a $.10 per unit special distribution.  An additional $.10 per unit distribution was declared on July 18, 2001 payable September 10, 2001 to unitholders of record August 3, 2001.   The Company’s policy is to provide sufficient distributions, including special distributions, to pay the taxes associated with Company earnings. The declaration of distributions, and the amount declared, are determined by the Board of Directors on a quarterly basis taking into account the Company’s earnings, financial condition and prospects.

For the six-month period ended June 30, 2001, a total of 1,955,090 units were repurchased for $52.1 million, or  an average price of $26.63 per unit.

New Accounting Pronouncements

In June 2001, The Financial Accounting Standards Board issued two new pronouncements: Statement of Financial Accounting Standards No. 141 (SFAS No. 141), Business Combinations, effective for business combinations initiated after June 30, 2001, and Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001.  These pronouncements are not expected to have a material impact on the Company’s financial position or results of operations.

Inflation, Risks And Related Factors Affecting Forward-Looking Information
Except for historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties.  We have tried, wherever practical, to identify these forward-looking statements by using words like “anticipate,” believe,” “estimate,” “project,” “expect,” and similar expressions.  Forward-looking statements include, but are not limited to, statements about plans; opportunities; negotiations; market and economic conditions; development, construction, and sales activities; and availability of financing.

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
Sales of Real Estate: The majority of the Company’s revenues is generated by its real estate operations. The ability of the Company to consummate sales of real estate is dependent on various factors including, but not limited to, availability of financing to the buyer, agreement with buyers on definitive terms, regulatory and legal issues and successful completion of the buyer’s due diligence. The fact that a real estate transaction has entered escrow does not necessarily mean that the transaction ultimately will close. Therefore, the timing of sales may differ from that anticipated by the Company. The inability to close sales as anticipated could adversely impact the recognition of revenue in any specific period.

Economic Conditions: Real estate development is significantly impacted by general and local economic conditions, which are beyond the control of the Company. The Company’s real estate operations are concentrated in Southern California. The regional economy is profoundly affected by the entertainment, technology, defense and certain other segments. Consequently, all sectors of real estate development for the Company tend to be cyclical. While the economy of Southern California continues to be strong, there can be no assurances that present trends will continue.

Inflation: The Company believes it is well positioned against the effects of inflation. Historically, during periods of inflation, the Company has been able to increase selling prices of properties to offset rising costs of land development and construction. Recently, land values have been increasing at a faster rate than costs. However, there are no assurances that this trend will continue. A portion of the commercial income portfolio is protected from inflation since percentage rent clauses and Consumer Price Index increases in the Company’s leases tend to adjust rental receipts for inflation, while the underlying value of commercial properties has tended to rise over the long term.

Interest Rates and Financing: Fluctuations in interest rates and the availability of financing have an important impact on the Company’s performance. Sales of the Company’s properties could be adversely impacted by the inability of buyers to obtain adequate financing. Further, the Company’s real estate development activities are dependent on the availability of adequate sources of capital. Certain of the Company’s credit facilities bear interest at variable rates and would be negatively impacted by increasing interest rates.

Competition: The sale and leasing of residential, industrial and commercial real estate is highly competitive, with competition coming from numerous and varied sources. The degree of competition is affected by such factors as the supply of real estate available which is comparable to that sold and leased by the Company and the level of demand for such real estate. Currently, the residential market in the Santa Clarita Valley, including Valencia, is strong and has been capturing an increasing portion of Los Angeles County’s new home sales.  However, there is no assurance that this trend will continue.  The industrial market in Valencia is experiencing declining demand and rising vacancy rates as the national economy shows signs of slowing and concerns linger over California’s power crisis.  In addition, local competition has intensified as local business parks have opened or are in the planning stages.

Geographic Concentration: The Company’s real estate development activities are focused on the 19,400 acres that it owns in Los Angeles County. The Company’s entire commercial income portfolio is located in the Valencia area. Therefore, any factors affecting that concentrated area, such as changes in the housing market, economic conditions and environmental factors, which cannot be predicted with certainty, could affect future results.

Exposure to Natural Occurrences: The Company’s real estate development and sales activities may be affected by natural occurrences such as earthquakes and weather conditions that may impact progress of infrastructure construction and land development, and the pace of sales.
Government Regulation and Entitlement Risks: In developing its projects, the Company must obtain the approval of numerous governmental authorities regulating such matters as permitted land uses, density and traffic, and the provision of utility services such as electricity, water and waste disposal. In addition, the Company is subject to a variety of federal, state and local laws and regulations concerning protection of health and the environment. This government regulation affects the types of projects which can be pursued by the Company and increases the cost of development and ownership. The Company devotes substantial financial and managerial resources to comply with these requirements. To varying degrees, certain permits and approvals will be required to complete the developments currently being undertaken or planned by the Company. Furthermore, the timing, cost and scope of planned projects may be subject to legal challenges, particularly large projects with regional impacts. (See following “Litigation” discussion.) In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. The ability to obtain necessary approvals and permits for its projects can be beyond the Company’s control and could restrict or prevent development of otherwise desirable new properties. The Company’s results of operations in any period will be affected by the amount of entitled properties the Company has in inventory.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk primarily due to fluctuations in interest rates.  The Company utilizes both fixed rate and variable rate debt.  At June 30, 2001, the Company had $10.0 million of variable debt outstanding with an interest rate of 5.25% and $60.3 million of fixed rate debt with interest rates ranging from 7.33% to 8.45%.

The table below presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt at of June 30, 2001 by expected maturity dates:

	Expected Maturity Date
								Fair
(In $000s)	2001	2002	2003	2004	2005	Thereafter	Total	Value

Mortgage and Other Debt
Fixed Rate Debt	$1,167	$1,479	$10,968	$1,512	$1,655	$43,583	$60,364	$60,364
Weighted Average Interest Rate	7.59%	7.55%	8.32%	7.35%	7.37%	7.55%	7.68%

Variable Rate Debt (1)		$10,000					$10,000	$10,000
Weighted Average Interest Rate		5.25%					5.25%

(1)	The Company has a $50 million revolving mortgage facility which bears interest at LIBOR plus 1.25% against which no borrowings were outstanding at June 30, 2001. The Company also has unsecured lines of credit consisting of a $130 million line and a $10 million line on which the interest rate is LIBOR plus 1.25% - 1.45% and a $2 million line on which the rate is LIBOR plus 1.35%, against which borrowings of $10.0 million, 0 and 0 were outstanding, respectively, at June 30, 2001. The amounts set forth in the table above assume that the outstanding amounts under variable rate credit facilities will be repaid at the facilities’ respective maturity dates. Management believes that these lines will be renewed at maturity.

There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. The Company manages its interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt in order to maintain variable rate exposure at an acceptable level and by taking advantage of favorable market conditions for long-term debt.  In addition, the Company’s guideline for total debt is not to exceed 60% of the appraised value of the income portfolio. Part II .  Other Information

Item 1.  Legal Proceedings.

Please refer to “Residential Home and Land Sales” and “Community Development” under Part I, Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 6. Exhibits and Reports on Form 8-K
(a)         Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

10 (a)	Amendment No. 5 to The Newhall Land and Farming Company Retirement Plan (Restatement Effective January 1, 1989)

10 (b)	Amendment No. 4 to The Newhall Land and Farming Company Employee Savings Plan

(b)        The following reports on Form 8-K were filed in the second quarter ended June 30, 2001.

Item Reported	Date of Report

A news release issued by the Company on June 21, 2001 announcing the sale of its Chiquita Canyon Landfill for $65 million cash.	June 21, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEWHALL LAND AND FARMING COMPANY
 (a California Limited Partnership)
 Registrant

By Newhall Management Limited Partnership,
 Managing General Partner

By Newhall Management Corporation,
 Managing General Partner

Date: August 2, 2001	By	/ S / GARY M. CUSUMANO

Gary M. Cusumano, President and Chief Executive Officer of Newhall Management Corporation (Principal Executive Officer)

Date: August 2, 2001	By	/ S / STUART R. MORK

Stuart R. Mork, Senior Vice President and Chief Financial Officer of Newhall Management Corporation (Principal Financial Officer)

Date: August 2, 2001	By	/ S / DONALD L. KIMBALL

Donald L. Kimball, Vice President - Finance and Controller of Newhall Management Corporation (Principal Accounting Officer)

THE NEWHALL LAND AND FARMING COMPANY

INDEX TO EXHIBITS

Exhibit
Number             Description
10 (a)	Amendment No. 5 to The Newhall Land and Farming Company Retirement Plan (Restatement Effective January 1, 1989)

10 (b)	Amendment No. 4 to The Newhall Land and Farming Company Employee Savings Plan