Form 10-Q
period 2001-09-30
NEWHALL LAND & FARMING CO /CA/
filed 2001-11-13
CIK 751976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

Yes ☒ No ☐

24,530,757  partnership units outstanding at September 30, 2001.

Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Income

(Unaudited)

(In thousands, except per unit)

Three Months Ended

Nine Months Ended

	September 30,		September 30,
	2001	2000	2001	2000
Revenues
Real estate
Residential home and land sales	$25	$4,861	$204	$23,817
Industrial and commercial sales	19,725	20,711	117,437	49,044
Commercial operations
Income-producing properties	10,097	14,156	32,074	43,110
Valencia Water Company	4,480	4,220	10,012	9,613
	34,327	43,948	159,727	125,584

Agriculture operations	2,889	2,522	5,200	4,569

Total revenues	$37,216	$46,470	$164,927	$130,153

Contribution to income (loss)
Real estate
Residential home and land sales	$(1,522)	$(3,403)	$(3,286)	$2,945
Industrial and commercial sales	3,652	4,135	88,569	9,004
Community development	(2,222)	(2,411)	(7,996)	(6,848)
Commercial operations
Income-producing properties	2,897	7,221	10,298	20,268
Valencia Water Company	1,433	1,237	2,444	2,476
	4,238	6,779	90,029	27,845

Agriculture operations	(197)	202	404	919

Operating income	4,041	6,981	90,433	28,764

General and administrative expense	(2,423)	(2,184)	(8,775)	(6,707)
Interest and other, net	(1,132)	(5,409)	(4,796)	(13,124)

Net income (loss)	$486	$(612)	$76,862	$8,933

Net income (loss) per unit	$0.02	$(0.02)	$3.01	$0.32

Net income (loss) per unit - diluted	$0.02	$(0.02)	$2.97	$0.32

Number of units used in computing per unit amounts:
Net income (loss) per unit	24,691	26,967	25,552	27,942
Net income (loss) per unit - diluted	25,053	26,967	25,842	28,289

Cash distributions per unit:
Regular	$0.10	$0.10	$0.30	$0.30
Special			0.10	0.35

Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2001	2000
	(Unaudited)
ASSETS

Cash and cash equivalents	$3,260	$3,717
Accounts and notes receivable	5,870	17,154
Land under development	86,406	63,155
Land held for future development	21,575	22,419
Income-producing properties held for sale, net	7,783	12,720
Income-producing properties, net	146,922	147,785
Property and equipment, net	73,491	67,631
Investment in joint venture	820	591
Other assets and deferred charges	17,079	16,536

	$363,206	$351,708

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable	$24,252	$28,267
Accrued expenses	54,327	68,932
Deferred revenues	2,301	3,137
Mortgage and other debt	95,751	74,557
Advances and contributions from developers for utility construction	34,045	32,166
Other liabilities	22,838	25,445
Total liabilities	233,514	232,504

Partners' capital

24,531 units outstanding, excluding 12,241 units in treasury (cost-$298,093), at September 30, 2001 and 26,590 units outstanding, excluding 10,182 units in treasury (cost-$242,098), at December 31, 2000	129,692	119,204
	$363,206	$351,708

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,862	$8,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,651	7,442
Increase in land under development	(48,686)	(51,180)
Cost of sales and other inventory changes	16,268	34,275
Decrease in accounts and notes receivable	11,284	30,873
Decrease in accounts payable, accrued expenses and deferred revenues	(10,289)	(3,090)
Cost of property sold	8,127	15,997
Other adjustments, net	(2,981)	2,422

Net cash provided by operating activities	59,236	45,672

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of income-producing properties	(7,666)	(18,701)
Purchase of property and equipment	(8,577)	(8,461)
(Investment in) distribution from joint venture	(229)	3,974

Net cash used in investing activities	(16,472)	(23,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid	(10,299)	(18,552)
Increase in mortgage and other debt	21,194	84,894
Increase in advances and contributions from developers for utility construction	1,879	6,402
Purchase of partnership units	(59,619)	(81,240)
Issuance of partnership units	3,624	1,740

Net cash used in financing activities	(43,221)	(6,756)

Net (decrease) increase in cash and cash equivalents	(457)	15,728

Cash and cash equivalents, beginning of period	3,717	1,624

Cash and cash equivalents, end of period	$3,260	$17,352

Supplemental schedule of non-cash investing and financing activities:
Divestiture of joint venture		$16,469
Note payable in connection with investment in joint venture		(12,024)

Notes to Consolidated Financial Statements

Note 1. Accounting Policies

The consolidated financial statements include the accounts of The Newhall Land and Farming Company and its subsidiaries, all of which are wholly-owned (collectively, "the Company"). All significant intercompany balances and transactions are eliminated.

The Company's unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments necessary for a fair statement of the results of operations for the three and nine months ended September 30, 2001 and 2000 have been made. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found on pages 26 through 38 of the December 31, 2000 Annual Report to Partners and particularly to Note 2 therein which includes a summary of significant accounting policies.  Certain reclassifications have been made to prior periods’ amounts to conform to the current period presentation.

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

Note 2. Details of Land Under Development

	September 30,	December 31,
(In $000)	2001	2000
Residential land development	$50,517	$25,154
Industrial and commercial land development	35,318	37,689
Agriculture	571	312
Total land under development	$86,406	$63,155

Note 3. Details for Earnings per Unit Calculation

	Income	Units	Per Unit
(in 000's except per unit)	(numerator)	(denominator)
For three months ended September 30, 2001
Net income per unit
Net income available to unitholders	$486	24,691	$.02
Effect of dilutive securities
Unit options	-	362	-
Net income per unit - diluted	$486	25,053	$.02

	Income (Loss)	Units	Per Unit
(in 000's except per unit)	(numerator)	(denominator)
For three months ended September 30, 2000
Net loss per unit
Net loss available to unitholders	$(612)	26,967	$(.02)
Effect of dilutive securities
Unit options	-	n/a	-
Net loss per unit - diluted	$(612)	26,967	$(.02)

For nine months ended September 30, 2001
Net income per unit
Net income available to unitholders	$76,862	25,552	$2.97
Effect of dilutive securities
Unit options	-	290.04
Net income per unit - diluted	$76,862	25,842	$3.01

For nine months ended September 30, 2000
Net income per unit
Net income available to unitholders	$8,933	27,942	$.32
Effect of dilutive securities
Unit options	-	347	-
Net income per unit - diluted	$8,933	28,289	$.32

Note 4. Details of Income-Producing Properties, Income Producing Properties Held for Sale and Property and Equipment

	September 30,	December 31,
(In $000s)	2001	2000
Income-producing properties
Land	$37,055	$34,822
Buildings	131,961	106,916
Other	8,334	10,468
Properties under development	4,762	25,780
	182,112	177,986
Accumulated depreciation	(35,190)	(30,201)
	$146,922	$147,785
Income-producing properties held for sale
Office	$2,720	$8,503
Other	6,197	7,311
	8,917	15,814
Accumulated depreciation	(1,134)	(3,094)
	$7,783	$12,720

Part I.      Financial Information

Item 2.    Management’s Discussion

	September 30,	December 31,
(In $000s)	2001	2000
Property and equipment
Land	$3,759	$3,759
Buildings	5,974	5,974
Equipment	9,820	9,470
Water supply systems, orchards and other	88,760	81,620
Construction in progress	4,628	5,545
	112,941	106,368
Accumulated depreciation	(39,450)	(38,737)
	$73,491	$67,631

Note 5.  Business Segment Reporting

The following table provides financial information regarding revenues from external customers, income and total assets for the Company's business segments and also provides a reconciliation to the Company's consolidated totals:

	Three months ended September 30, 2001
(In $000s)	Revenues	Contribution to Income	Assets
Real Estate
Residential	$25	$(1,498)	$41,039
Industrial and commercial	19,725	3,742	50,868
Community development	–	(2,135)	18,863
Income-producing properties	10,097	2,909	161,330
Valencia Water Company	4,480	1,445	72,942
Agriculture	2,889	(196)	6,668
Central administration	–	(2,249)	11,496
	37,216	2,018	363,206
Interest and other, net	–	(1,132)	–
All other	–	(400)	–
	$37,216	$486	$363,206

	Three months ended September 30, 2000
(In $000s)	Revenues	Contribution to Income (Loss)	Assets
Real Estate
Residential	$4,861	$(3,403)	$13,379
Industrial and commercial	20,711	4,135	85,944
Community development	–	(2,411)	11,536
Income-producing properties	14,156	7,221	282,394
Valencia Water Company	4,220	1,237	66,905
Agriculture	2,522	202	6,553
Central administration	–	(2,184)	25,951
	46,470	4,797	492,662
Interest and other, net	–	(5,409)	–
All other	–	-	–
	$46,470	$(612)	$492,662

	Nine months ended September 30, 2001
(In $000s)	Revenues	Contribution to Income	Assets
Real Estate
Residential	$204	$(3,013)	$41,039
Industrial and commercial	117,437	89,294	50,868
Community development	–	(7,288)	18,863
Income-producing properties	32,074	10,418	161,330
Valencia Water Company	10,012	2,629	72,942
Agriculture	5,200	501	6,668
Central administration	–	(6,883)	11,496
	164,927	85,658	363,206
Interest and other, net	–	(4,796)	–
All other	–	(4,000)	–
	$164,927	$76,862	$363,206

	Nine months ended September 30, 2000
(In $000s)	Revenues	Contribution to Income	Assets
Real Estate
Residential	$23,817	$2,994	$13,379
Industrial and commercial	49,044	9,092	85,944
Community development	–	(6,776)	11,536
Income-producing properties	43,110	20,284	282,394
Valencia Water Company	9,613	2,498	66,905
Agriculture	4,569	930	6,553
Central administration	–	(6,415)	25,951
	130,153	22,607	492,622
Interest and other, net	–	(13,124)	–
All other	–	(550)	–
	$130,153	$8,933	$492,662

Part 1.  Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Comparison of Third Quarter and Nine Months of 2001 to Third Quarter and Nine Months of 2000

Unaudited

The amounts of increase or decrease in revenues and income from the prior year third quarter and ninemonths are as follows (in 000s, except per unit):

Third Quarter

			Nine Months
	Increase (Decrease)		Increase (Decrease)
	Amount	%	Amount	%
Revenues
Real Estate
Residential home and land sales	$(4,836)	-99%	$(23,613)	-99%
Industrial and commercial sales	(986)	-5%	68,393	139%
Commercial operations
Income-producing properties	(4,059)	-29%	(11,036)	-26%
Valencia Water Company	260	6%	399	4%
	(9,621)	-22%	34,143	27%
Agriculture
Operations	367	15%	631	14%

Total revenues	$(9,254)	-20%	$34,774	27%

Contribution to Income
Real Estate
Residential home and land sales	$1,881	-55%	$(6,231)	-212%
Industrial and commercial sales	(483)	-12%	79,565	884%
Community development	189	8%	(1,148)	-17%
Commercial operations
Income-producing properties	(4,324)	-60%	(9,970)	-49%
Valencia Water Company	196	16%	(32)	-1%
	(2,541)	-37%	62,184	223%
Agriculture
Operations	(399)	-198%	(515)	-56%

Operating income	(2,940)	-42%	61,669	214%

General and administrative expense	(239)	-11%	(2,068)	-31%
Interest and other, net	4,277	79%	8,328	63%

Net income	$1,098	179%	$67,929	760%

Net income per unit	$0.04	200%	$2.69	841%
Net income per unit - diluted	$0.04	200%	$2.65	828%

Number of units used in computing per unit amounts:
Net income per unit	(2,276)	-8%	(2,390)	-9%
Net income per unit - diluted	(2,240)	-8%	(2,447)	-9%

For the three months ended September 30, 2001, revenues totaled $37.2 million and net income totaled $486,000 compared to revenues for the 2000 third quarter of $46.5 million and a net loss of $612,000.  Revenues for the nine months ended September 30, 2001 totaled $164.9 million and net income totaled $76.9 million compared to the same 2000 period when revenues totaled $130.2 million and net income $8.9 million.

The primary contributors to the 2001 third quarter and nine month results were the sales of four commercial parcels totaling 11.5 net acres, including a 208-unit apartment complex site on 9.6 net acres in the Alta Vista community, and two asset sales. Combined, these sales added $18.4 million to revenues and $5.5 million to income.  In addition, the second quarter 2001 sales of the Chiquita Canyon Landfill, an option to purchase approximately 1,800 acres in Broomfield, Colorado and a 7.9 acre commercial parcel contributed a combined total of $88.1 million to revenues and $84.6 million to income for the nine-month results.

Results for the 2000 third quarter included a right-of-way purchase by Caltrans, which contributed $5.1 million to revenues and $4.0 to income.  The 2000 third quarter also included a $4.5 million loss as a result of the divestiture of a residential joint venture project.  In addition, two accounting charges were recorded in the 2000 third quarter.  This included a $2.1 million charge for the Company’s acceptance of a reduced pay-off on a 1998 industrial land sale note in return for the acceleration of the due date.  The second charge was a $1.2 million loss related to the leaseback of retail space in four office buildings in Valencia Town Center, which were in escrow at September 30, 2000.  The 2000 nine-month period also included the sale of 208 residential lots, revenue recognized under percentage of completion accounting from residential lots sold in the prior year, the sale of an 11.2 acre commercial parcel and the sale of two income properties, which added a combined total of $46.6 million to revenues and $15.9 million to income.

At September 30, 2001, the Company had about 20 acres of industrial land and 56 acres of commercial land in escrow for approximately $52 million, closings for which are expected to occur during the fourth quarter 2001.  In addition, the Company is marketing 695 residential lots on about 97 net acres in Valencia Westridge’s golf course community and expects approximately 400 of these lots to be sold in 2002.  Due to uncertainties arising from the events of September 11, 2001, the resulting U.S. military actions and the slowing economy, it is difficult to predict how many of the anticipated land sales or commercial and industrial escrows will close in the fourth quarter 2001, or if any escrows will be cancelled or closing dates moved to 2002.  The ability to complete sales in 2001 will be dependent upon a variety of factors, including, but not limited to, identification of suitable buyers, agreement with the buyers on definitive terms, successful completion of due diligence work by buyers, availability of financing to suitable buyers, market and other conditions.  In addition, 300 lots in Alta Vista that were expected to close escrow in the 2001 fourth quarter, may not be sold until early next year.

Residential Home and Land Sales

No residential lots closed escrow during the 2001 third quarter or nine-month period and no residential lots were in escrow at September 30, 2001.  The development and sale of 3,986 residential lots and apartment units are being delayed by the California Public Utilities Commission (PUC) decision to combine its review of Valencia Water Company’s request to expand its service area together with the water company’s water management plan.  The total includes 1,650 lots and apartments that the City of Santa Clarita annexed in December 2000 and 2,336 lots and apartments in the Company’s West Creek community approved in January 2001 by the Los Angeles County Board of Supervisors.  The number of homes in this project was reduced from the previously reported 2,545 homes due to the relocation of a junior high school to this planning area.  The Company expects the PUC’s decision later this year.  An adverse decision would likely delay the sale of these lots and apartments.

Opponents to the Los Angeles County Board of Supervisors’ approval of the West Creek community filed a California Environmental Quality Act (CEQA) lawsuit early in 2001.  In early November 2001, the court denied the claims made by the opponents.  The opponents may appeal the ruling; however, development of the community may proceed during the appeal process, subject to the PUC’s decision discussed in the previous paragraph.

New home sales in the Valencia area continued strong as merchant builders sold 682 homes on lots previously purchased from the Company for the nine months ended September 30, 2001, compared to 278 homes for the prior year nine-month period.  At September 30, 2001, merchant builders had 349 homes in escrow, compared to 163 at September 30, 2000.  While the Company does not participate directly in profits generated from escrow closings by merchant builders, the sale of these previously sold lots to homebuyers is key to the Company’s future success in selling additional lots.

In the quarter ended September 30, 2000, no residential lots closed escrow, however, revenues of $4.9 million and income of $2.2 million were recognized from previous lot sales in Bridgeport under percentage of completion accounting.  The 2000 nine-month period includes the sale of 208 lots in Bridgeport, which contributed $12.2 million to revenues, and $5.5 million to income under percentage of completion accounting.  In addition, revenues of $11.4 million and income of $5.2 million were recognized in the nine-month period from lots sold in the prior year.  Results also included a $4.5 million loss for the three months and $4.8 million loss for the nine months related to a joint venture, which was divested in September 2000.

Industrial and Commercial Sales

Industrial Land Sales

No industrial land sales closed escrow in the quarter ended September 30, 2001.  Results for the nine months ended September 30, 2001 included the sale of a 9.5-acre industrial parcel which contributed $4.7 million to revenues and $1.3 million to income.  At September 30, 2001, three parcels totaling 20 acres were in escrow for approximately $10 million with closings scheduled in the fourth quarter. As previously mentioned, due to uncertainties arising from the events of September 11, 2001, the resulting military action, the slowing economy, and a variety of factors outside the Company's control, it is difficult to predict when, if at all, the escrows will close.

At September 30, 2001, the combined vacancy rate in both Valencia Industrial Center and Valencia Commerce Center was 9.6%, compared to 4.7% at the end of September 30, 2000. Higher vacancy rates in Valencia industrial properties are a result of the slowing economy and approximately 1.8 million square feet of new space coming on-line. The Company has approximately 380 acres of entitled industrial land remaining.  Planning continues on 500 acres west of I-5 surrounding Six Flags Magic Mountain for mixed-use development.

Two industrial parcels totaling 34.4 acres closed escrow in the 2000 third quarter, adding $12.8 million to revenues and $3.2 million to income for the third quarter under percentage of completion accounting.  The nine-month period also included two industrial parcels totaling 4.2 acres for $2.3 million contributing $700,000 to income.  At September 30, 2000, a total of 15.1 acres was in escrow for $8.4 million.

Commercial Land Sales

Four commercial parcels totaling 11.5 acres closed escrow in the third quarter 2001 contributing $11.2 million to revenues and $5.0 million to income.  The parcels include a 9.6 acre site for a 208-unit apartment complex in the Alta Vista community and three small parcels totaling 1.9 net acres combined.  The 2001 nine-month period also included a 7.9 acre parcel for a 341-unit apartment complex with 10,000 square feet of ground floor retail space contributing $10.1 million to revenues and $7.7 million to income.  A total of 56 net acres of commercial land was in escrow at September 30, 2001 for approximately $42 million, with closings scheduled for the fourth quarter 2001. As previously mentioned, due to uncertainties arising from the events of September 11, 2001, the resulting military action, the slowing economy, and a variety of factors outside the Company's control, it is difficult to predict when, if at all, the escrows will close.

Escrow closed on 4.3 commercial acres during 2000 third quarter for $2.8 million and contributed $1.8 to income. The results for the nine month period in 2000 also included the sale of an 11.2 acre parcel for $6.4 million which contributed $1.5 million to income under percentage of completion accounting.  Partially offsetting these results for the 2000 third quarter was a $2.1 million charge against earnings for a note reserve on a 1998 industrial land sale.  At September 30, 2000, a total of 72.0 commercial acres was in escrow for $51 million.

Income Property and Other Sales

In the third quarter 2001, the Company closed escrow on its Bank of America building and a small office building. The two sales contributed $7.2 million to revenues and $506,000 to income.  Results for the 2001 nine-month period also include the sale of the Chiquita Canyon Landfill for $65 million contributing $64 million to income and the sale of an option on 1,800 acres in Colorado for $13 million adding $12.9 million to income.   In the 2001 third quarter, the 26,000 square foot Town Center Plaza mixed-use building in Valencia Town Center was added to the asset sale program and is expected to be sold and close escrow within the next six months.   A 35,310 square foot building in Valencia Commerce Center also was added to the asset sale program and is being marketed for sale.  As previously mentioned, due to uncertainties arising from the events of September 11, 2001, the resulting military action, the slowing economy, and a variety of factors outside the Company's control, it is difficult to predict when, if at all, the escrows will close.

No income property sales were completed in the 2000 third quarter.  However, a $1.2 million accounting loss was recorded related to the leaseback of retail space in four office buildings along Town Center Drive, which were in escrow at September 30, 2000.  During the nine months ended September 30, 2000, the Company closed escrow on two retail properties in the Company’s asset sale program, Castaic Shopping Center and Plaza del Rancho, adding $18.8 million to revenues and $3.7 million to income in the nine-month period.

During the 2001 third quarter, an easement was sold contributing $600,000 to revenues and income.  In the 2000 third quarter, a right-of-way parcel was sold to Caltrans, which contributed $5.1 million to revenues and $4.0 million to income.

Community Development

Community development expenses decreased by 8% for the three-month period primarily due to expenses in the prior year related to preliminary entitlement efforts on the 1,800-acre parcel in Colorado held under option, which was sold in the 2001 second quarter.  An increase of 17% in community development expenses for the nine-month period ended September 30, 2001 compared to the same 2000 period is primarily due to higher administrative expenses and entitlement expenses partially offset by the reduction in expenses related to the option on land in Colorado.  Community development expenses for the year are expected to increase over 20% from the 2000 level.

On October 24, 2001, the Los Angeles County Regional Planning Commission approved the analyses with respect to six issues that had been under further review in connection with the Company’s Newhall Ranch Environmental Impact Report.   The Company anticipates the Los Angeles County Board of Supervisors’ approval of the additional analysis in early 2002, and that development is expected to commence during 2004.

The Company reported in January 2001 that housing affordability proponents filed an appeal of the Kern County Superior Court’s March 2000 decision to dismiss their challenges to the Newhall Ranch Environmental Impact Report.  The court rejected arguments asserting alleged inconsistencies with Los Angeles County’s General Plan on affordable housing requirements and the impact created by such inconsistencies on certain required California Environmental Quality Act (CEQA) analyses such as traffic and air quality.  An appellate court hearing date has been set for November 13, 2001.  An adverse decision will likely further delay the commencement of development beyond 2004.

The length of time that the public hearings and judicial process will take is difficult to predict, and circumstances beyond the Company’s control could further delay resolution of the issues.  In addition, an adverse decision by the County or court and/or additional legal action could further delay the start of development.

In the 2001 fourth quarter, California Governor Gray Davis signed into law two bills (commonly known as SB 221 and SB 610).  Both bills require cities and counties to assess and verify water availability for proposed new projects.  The new legislation does not affect Newhall Ranch’s specific plan (which has recently undergone additional analyses and which soon will be reconsidered by the Los Angeles County Board of Supervisors).  The legislation will affect subsequent subdivision map filings for Newhall Ranch.  The bills encourage developers to work with local government officials in order to identify and finance a supplemental supply of water, if one is needed, to serve proposed development projects.  The bills will likely make the process for seeking project approvals more complicated; however the Company believes that the Newhall Ranch project will be able to comply with the new requirements.

Income-Producing Properties

For the 2001 third quarter, revenues and income decreased 29% and 60%, respectively, and for the 2001 nine-month period, revenues and income decreased 26% and 49%, respectively, from the same prior year periods primarily due to: 1) the sale of income properties late in 2000 and in the second and third quarters of 2001; and 2) the recording of depreciation expense on properties that were previously classified as held for sale and reclassified as held for investment as of September 30, 2001.

Income for the current and prior year third quarters include the effects of the cessation of depreciation on Properties Held for Sale and Sold Properties of $81,000 and $1,234,000, respectively, and for the current and prior nine-month periods of $300,000 and $4,215,000, respectively.   These amounts include depreciation expense suspended on Valencia Town Center regional mall and Entertainment Center, and Spectrum Club because they were classified as held for sale as of September 30, 2000.  When these properties were reclassified as held for investment in the 2000 fourth quarter for the mall and entertainment center, and in the 2001 second quarter for Spectrum Club building, depreciation expense was recorded in amounts equal to the suspended depreciation during the entire period the properties were classified as held for sale.

Retained income-producing properties produced slightly lower net operating income in the third quarter 2001 versus the same period in 2000 primarily due to higher operating costs at the Company’s two hotels.  For the nine months ended September 30, 2001, net operating income was 10% higher than the same period in 2000 primarily due to increased revenues and lower operating expenses at Valencia Town Center mall.

Income-Producing Properties

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Operating Income	2001	2000	2001	2000
Retained Properties[1]	$5,253	$5,235	$16,239	$14,420
Properties Held for Sale[2]	153	176	476	486
Sold Properties[3]	17	3,780	1,417	11,312

Net Operating Income[4]	5,423	9,191	18,132	26,218
Admin/Depreciation	(2,526)	(1,970)	(7,834)	(5,950)
Total Contribution to Income	$2,897	$7,221	$10,298	$20,268

1Includes NorthPark Village Square and River Oaks shopping centers, Valencia Town Center regional mall and entertainment center, retail along Town Center Drive, Hyatt Valencia and Valencia Hilton hotels, restaurants, leases, etc.

2Includes a 35,310 sq. ft. building in Valencia Commerce Center and the 26,000 square foot Town Center Plaza mixed-use building in Valencia Town Center.

3For 2000, includes Castaic Shopping Center and Plaza del Rancho (sold in second quarter), and a 3-story office building, three office buildings for Princess Cruises, and four apartment complexes (sold in fourth quarter).  For 2001, includes the Chiquita Canyon landfill (sold in second quarter), and the Bank of America building and a small office building (sold in third quarter).

4Before depreciation.  Maintenance expensed as incurred.

Occupancy rates at the Company’s various income properties were as follows at September 30, 2001 and 2000:

Occupancy Rates(a):	September 30, 2001	September 30, 2000
Valencia Town Center Mall(b)	83%	99%
Entertainment Center(c)	96%	91%
Valencia Town Center Master Lease(d)	71%	N/A
Town Center Plaza	100%	84%
NorthPark/River Oaks Shopping Centers	100%	100%
Hotels	79%	73%

(a)  Includes signed lease space and leases to short-term tenants.

(b)  Includes 334,470 sq. ft. of leasable retail space and 8,400 sq. ft. of office space.

(c)  Includes 126,050 sq. ft. of leasable space.

(d)  Includes 50,000 sq. ft. of retail space from a 12-1/2 year lease-back agreement that was part of the sale of four office buildings along Town Center Drive that closed in early December 2000.

The occupancy rate at September 30, 2001 at the Valencia Town Center regional shopping mall was 83% versus 99% on the same date in 2000.  The primary contributor to the decrease was the closure on September 4, 2001 of Edwards Theaters’ 39,426 square foot, 10-screen theater located in the shopping center.  In conjunction with its filing for Chapter 11 bankruptcy in 2000, Edwards Theaters Circuit, Inc. rejected the lease for this location effective June 25, 2001.  The Company is in the process of reviewing alternative uses for the space.

Valencia Water Company

Valencia Water Company is a regulated utility and a wholly-owned subsidiary of the Company serving over 23,000 metered connections.  Third-quarter income rose 16% on a 6% increase in revenues over the same year-earlier period.  Income for the 2001 third quarter benefited from a property tax refund relating to tax law changes.  For the first nine months of 2001, Valencia Water Company recorded an increase of 4% in revenues and a 1% decrease in income over the corresponding period in 2000.  The decrease in income was primarily due to higher administrative expenses and expenses relating to legal proceedings in which Valencia Water Company is involved.  Increased revenues in the three- and nine-month periods were primarily due to an expanded customer base.

Agricultural Operations and Ranch Sales

Revenues from agriculture operations, including the Company’s energy operations, for the three and nine months ended September 30, 2001, were 15% and 14% higher, respectively, than the same periods in 2000 primarily due to increased acreage for tomatoes and higher gas prices.  The increases were offset by loss reserves taken on oranges, grapes and other crops, which were partially offset by improved alfalfa prices and higher gas prices resulting in decreases in income of 198% and 56% for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000.

General and Administrative Expense

Increases in general and administrative expenses of 11% for the three-month period and 31% for the nine-month period from the prior year same periods are primarily for expenses related to the increased difference between the exercise price of unit appreciation rights on employee non-qualified options and the market price of partnership units, and higher incentive compensation expense accrued based on the timing of land and asset sales.  All outstanding appreciation rights expired in July 2001.  For all of 2001, general and administrative expenses are expected to decrease about 17% from 2000 levels due to lower compensation expense.

Interest and Other

Interest and other expense for the 2001 three-month and nine-month periods decreased 79% and 63%, respectively, from the comparable prior year periods.  Interest expense in the 2000 three-month and nine-month periods was greater than the 2001 periods primarily due to the Company’s strategy in 2000 of utilizing existing debt capacity to fund unit repurchases until the sale of income properties were completed later that year.  Interest expense in 2001 for the total year is expected to be substantially lower than in the previous year due to lower anticipated borrowings outstanding compared to 2000 and favorable interest rates.

Financial Condition

Liquidity and Capital Resources

At September 30, 2001, the Company had cash and cash equivalents of $3.3 million and had $149.2 million available under bank lines, net of $12.0 million in letters of credit. Borrowings outstanding totaled $32.8 million against unsecured lines of credit.  No borrowings were outstanding against a revolving mortgage facility.  The Company believes it has adequate sources of cash from operations and debt capacity to finance future operations on both a short- and long-term basis and, combined with anticipated land sales, to fund its authorized unit repurchases.  The Company ended the 2001 third quarter with a debt to income portfolio ratio of 36% which provides adequate debt capacity to fund operations and complete the current repurchase program as discussed below.

In May 2001, the Company completed the repurchase program authorized by the Board of Directors in September 1999 of 6,384,446 units (including 884,446 units under a previous authorization), equal to approximately 20% of the outstanding units in September 1999.  The total cost of the unit repurchases was $167.3 million, of which 1,484,944 units were repurchased in 2001 for $38.6 million.  Also in May 2001, the Company’s Board of Directors authorized a new unit repurchase program of up to 2,520,000 units, or 10% of the then outstanding units.  As of September 30, 2001, a total of 736,518 units had been repurchased under this program for a total of $21.1 million, or an average price of $28.59 per unit, and a total of 1,783,482 units remained to be repurchased. However, with fewer residential lots expected to close escrow in the fourth quarter, uncertainty as to how many commercial and industrial land sales will close escrow by year-end and the relatively low number of units available for purchase, it is anticipated that the completion of the current repurchase program may be delayed until sometime in 2002.

The Company repurchases units from time-to-time at prevailing prices and, depending on market conditions, either through open market or unsolicited private transactions.  Factors that could affect the Company’s ability to complete the current program include, but are not limited to, changing market and economic conditions, changing interest rates, challenges to governmental approvals, and finding suitable buyers for certain properties.

At September 30, 2001, there were no material commitments for capital expenditures.  The Company expects to invest over $25 million in major roads and freeway improvements in 2001 to enable the Company to continue its land sales program for Valencia of which $9.3 has been expended as of September 30, 2001.

The following discussion relates to principal items on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2001:

Operating Activities

Net cash provided by operating activities totaled $59.2 million for the nine months ended September 30, 2001.  Cash generated from operating activities included the sale of 33.0 industrial/commercial acres; the sale of Chiquita Canyon Landfill and two asset sales; sale of an option on 1,800 acres in Broomfield, Colorado; the income-property portfolio; collection of $10.5 million of land sale notes; and $600,000 from a sale of an easement.  These transactions combined generated cash totaling $126.1 million. Cash used by operating activities included $48.7 million of expenditures for land under development inventories mostly related to land preparation and infrastructure improvements to ready land for sale.  Additional uses of cash included the Company’s general and administrative, community development and interest expenses.

Investing Activities

Expenditures for development of income-producing properties totaled $7.7 million and were primarily to complete the construction of two office buildings that were sold in December 2000.  Purchase of property and equipment was primarily for water utility construction.

Financing Activities

Quarterly distributions totaling $10.3 million have been paid year-to-date consisting of three quarterly distributions of $.10 per unit each and a $.10 per unit special distribution.  An additional $.10 per unit distribution was declared on October 23, 2001 payable December 10, 2001 to unitholders of record November 2, 2001. The Company’s policy is to provide sufficient distributions, including special distributions, to pay the taxes associated with Company earnings. The declaration of distributions, and the amount declared, are determined by the Board of Directors on a quarterly basis taking into account the Company’s earnings, financial condition and prospects.

For the nine-month period ended September 30, 2001, a total of 2,221,462 units was repurchased for $59.6 million, or an average price of $26.84 per unit.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards No. 141, Business Combinations, effective for business combinations initiated after June 30, 2001, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001.  These pronouncements are not expected to have a material impact on the Company’s financial position or results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001.  This Statement supercedes FASB Statement No. 121 and creates a single accounting model for long-lived assets (including discontinued operations) to be disposed of.  FASB No. 144 retains the requirements of FASB No. 121 for measuring impairment loss and ceasing depreciation for assets held for sale.  The Company does not expect this new pronouncement to have a material impact on the Company’s financial position or results of operations.

Inflation, Risks And Related Factors Affecting Forward-Looking Information

Except for historical matters, the matters discussed in this report are forward-looking statements that involve risks and uncertainties.  We have tried, wherever practical, to identify these forward-looking statements by using words like “anticipate,” “believe,” “estimate,” “project,” “expect,” and similar expressions.  Forward-looking statements include, but are not limited to, statements about plans; opportunities; anticipated regulatory approvals; negotiations; market and economic conditions; development, construction, and sales activities; and availability of financing.

We caution you not to place undue reliance on these forward-looking statements, which reflect our current beliefs and are based on information currently available to us.  We expressly undertake no obligation to publicly revise or update these forward-looking statements to reflect future events or changes in circumstances.

These forward-looking statements are subject to risks and uncertainties that could cause our actual results, performance, or achievements to differ from those expressed in or implied by these statements.  In particular, among the factors that could cause actual results to differ materially are:

Sales of Real Estate: The majority of the Company’s revenues is generated by its real estate operations. The ability of the Company to consummate sales of real estate is dependent on various factors including, but not limited to, availability of financing to the buyer, agreement with buyers on definitive terms, regulatory and legal issues and successful completion of the buyer’s due diligence. The fact that a real estate transaction has entered escrow does not necessarily mean that the transaction ultimately will close. Therefore, the timing of sales may differ from that anticipated by the Company. The inability to close sales as anticipated could adversely impact the recognition of revenues and income in any specific period.

Economic Conditions: Real estate development and commercial income property can be significantly impacted by general and local economic conditions, which are beyond the control of the Company. The Company’s real estate operations are concentrated in north Los Angeles County. The Southern California economy is profoundly affected by the entertainment, technology, defense and certain other segments. Consequently, all sectors of the Company’s real estate operations tend to be cyclical. The regional economy, like that of the state and nationally, has slowed.  There can be no assurances that the economic slowdown will not worsen or the slowdown will not result in a recession.

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

Competition: The sale and leasing of residential, industrial and commercial real estate is highly competitive, with competition coming from numerous and varied sources. The degree of competition is affected by such factors as the supply of real estate available comparable to that sold and leased by the Company and the level of demand for such real estate. Currently, the residential market in the Santa Clarita Valley, including Valencia, is strong and has been capturing an increasing portion of Los Angeles County’s new home sales.  However, there is no assurance that this trend will continue.  The industrial market in Valencia is experiencing declining demand and rising vacancy rates as the national and regional economy slows and concerns linger over California’s power crisis.  In addition, local competition has intensified as local business parks have opened or are in the planning stages.

Geographic Concentration: The Company’s real estate development activities are focused on the 19,400 acres that it owns in north Los Angeles County. The Company’s entire commercial income portfolio is located in the Valencia area. Therefore, any factors affecting that concentrated area, such as changes in the housing market, economic conditions and environmental factors, which cannot be predicted with certainty, could affect future results.

Exposure to Natural Occurrences and Acts of Terror: The Company’s assets and real estate operations may be adversely affected by natural occurrences such as earthquakes, weather conditions and acts of terrorism or armed conflict that may cause damage to assets or delay progress of infrastructure construction and land development, and the pace of sales.

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

Part 1.  Financial Information

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt. At September 30, 2001, the Company had $32.8 million of variable debt with interest rates ranging from 3.9% to 4.9% and $63.0 million of fixed rate debt with interest rates ranging from 7.25% to 8.45%.

The table below presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt, as of September 30, 2001, by expected maturity dates:

	Expected Maturity Date							Fair
(In $000s)	2001	2002	2003	2004	2005	Thereafter	Total	Value
Mortgage and Other Debt
Fixed Rate Debt	$1,069	$4,164	$10,968	$1,512	$1,655	$43,583	$62,951	$68,648	(2)
Weighted Average Interest Rate	7.61%	7.36%	8.32%	7.35%	7.37%	7.55%	7.67%

Variable Rate Debt (1)		$32,800					$32,800	$32,800
Weighted Average Interest Rate		4.69%					4.69%

(1)       The Company has a $50 million revolving mortgage facility which bears interest at LIBOR plus 1.25% against which no borrowings were outstanding at September 30, 2001.  The Company also has unsecured lines of credit consisting of a $130 million line and a $10 million line on which the interest rate is LIBOR plus 1.25% - 1.45% and a $2 million line on which the rate is LIBOR plus 1.35%, against which borrowings of $30.8 million, 0 and $2.0 million were outstanding, respectively, at September 30, 2001.  The amounts set forth in the table above assume that the outstanding amounts under the variable rate credit facilities will be repaid at the facilities’ respective maturity dates.  The $10 million line of credit is scheduled to mature mid-November 2001, and the Company does not anticipate the need to renew the line of credit.  Management believes that remaining facilities will be renewed at the respective maturity.

(2)       The fair values of the Company's fixed rate debt either approximate carrying value or are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements ranging from 4.75% to 7.5%.

There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. The Company manages its interest rate risk by maintaining a conservative ratio of fixed-rate, long-term debt to total debt in order to maintain variable rate exposure at an acceptable level and by taking advantage of favorable market conditions for long-term debt. In addition, the Company’s guideline for total debt is up to approximately 60% of the appraised value of its income portfolio.  As of September 30, 2001, the Company’s debt to income portfolio ratio was 36%.

Part II. Other Information

Item 1.  Legal Proceedings.

Please refer to “Residential Home and Land Sales” and “Community Development” under Part I, Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

10 (a)  Retention Agreement effective March 31, 2001 between The Newhall Land and Farming Company and Gary M. Cusumano.

10 (b)  Retention Agreement effective March 31, 2001 between The Newhall Land and Farming Company and Thomas E. Dierckman.

10 (c)  Retention Agreement effective March 31, 2001 between The Newhall Land and Farming Company and Stuart R. Mork.

(b)     The following report on Form 8-K was filed in the third quarter ended September 30, 2001.

Item Reported                                                                                                             Date of Report

Change in Certifying Accountants for The                                                                July 9, 2001

Newhall Land and Farming Company’s Employee

Savings Plan effective for the year ended

December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEWHALL LAND AND FARMING COMPANY
(a California Limited Partnership)
Registrant

By Newhall Management Limited Partnership,
Managing General Partner

By Newhall Management Corporation,
Managing General Partner

Date: November 9, 2001	By	/S/ Gary M. Cusumano
Gary M. Cusumano, President and Chief Executive Officer of Newhall Management Corporation
(Principal Executive Officer)

Date: November 9, 2001	By	/S/ Stuart R. Mork
Stuart R. Mork, Senior Vice President and Chief Financial
Officer of Newhall Management Corporation
(Principal Financial Officer)

Date: November 9, 2001	By	/S/ Donald L. Kimball
Donald L. Kimball, Vice President - Finance
and Controller of Newhall Management Corporation
(Principal Accounting Officer)