Form 10-K
period 2001-12-31
NEWHALL LAND & FARMING CO /CA/
filed 2002-03-28
CIK 751976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                         to                       .

Commission File Number 1-8885

THE NEWHALL LAND AND FARMING COMPANY

( a California Limited Partnership )

(Exact name of Registrant as specified in its charter)

CALIFORNIA	95-3931727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23823 Valencia Boulevard, Valencia, California 91355
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (661) 255-4000

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

YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of depositary receipts held by non-affiliates based upon the closing price of such depositary receipts on the New York Stock Exchange on February 28, 2002 was $625,021,709.

THE NEWHALL LAND AND FARMING COMPANY

2001

FORM 10-K

PART  I

FORWARD-LOOKING INFORMATION

Except for historical matters, the matters discussed in this Annual Report and forward-looking statements that involve inherent risks and uncertainties. We have tried, wherever practical, to identify these forward-looking statements by using words like "anticipate," "believe," "estimate," "target," "project," "expect," "plan," and similar expressions. Forward-looking statements include, but are not limited to, statements about plans; opportunities; anticipated regulatory approvals; negotiations; market and economic conditions; development, construction, and sales activities; and availability of financing.

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

Item  1.  Business

INTRODUCTION

The Newhall Land and Farming Company, a California Limited Partnership, (the “Company” or the “Partnership”) is engaged in the development of residential, industrial and commercial real estate and in agriculture, on its approximately 49,000 acres in California. The interests in the Company (other than those held by the general partners) are represented by transferable Depositary Units listed on the New York and Pacific Stock Exchanges under the ticker symbol NHL (also referred to in this Annual Report as “partnership units”). The Company was reorganized from a corporation to a limited partnership on January 8, 1985. The predecessor corporation was established in 1883 by the family of Henry Mayo Newhall; the shares of the corporation were listed on the New York Stock Exchange in 1970.

The Company’s primary business is developing master-planned communities. Since 1965, the Company has been developing the town of Valencia on a portion of the Company’s landholdings in Los Angeles County which now is home to approximately 45,000 residents and over 1,400 companies that provide 45,000 jobs. With approximately 6,500 acres remaining to be developed, and residential buildout expected by 2006, Valencia is the regional center for north Los Angeles County and the northern gateway to the entire Los Angeles metropolitan area.

In 1994, the Company started the entitlement process on Newhall Ranch, a new master-planned community located on 12,000 acres adjacent to Valencia and west of Interstate 5. In March 1999, the Company received initial approval for the project from the Los Angeles County Board of Supervisors. The Newhall Ranch Specific Plan permits 21,600 homes in five distinct lifestyle villages and 325 net acres of commercial and business park uses. In June 2000, a Kern County Superior Court judge identified six issues in the project’s Environmental Impact Report as requiring further environmental review.  In October 2001, the Regional Planning Commission approved the additional analyses performed by the Company concerning the six issues.  The Company anticipates the Los Angeles County Board of Supervisors’ approval of the additional analyses in 2002 and development is expected to commence in late 2004.  Planning and design work continues on the infrastructure for the project and detailed planning is proceeding on the first two villages planned for the community.  For additional information on this matter, please refer to the “Community Development” section under Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Valencia and Newhall Ranch are located on the Company’s prime landholding consisting of over 18,000 contiguous acres in north Los Angeles County, a rapidly growing region in California.  The development potential of these properties is unmatched in the entire County and is directly in the path of growth along the Interstate 5 corridor, just 30 miles north of downtown Los Angeles. Four major freeways intersect Interstate 5 within ten minutes of Valencia providing businesses and residents easy access to the Los Angeles metropolitan area, major airports and the ports of Los Angeles and Long Beach.

In the late 1980s, the Company adopted the strategy of selling farm properties with little or no potential for development and re-deploying the proceeds into real estate operations. As of December 31, 2001, more than 70,000 acres of non-strategic farmland have been sold. No farmland was sold in 2001.  The Company’s remaining agricultural properties are the New Columbia Ranch in the San Joaquin Valley and the Newhall Orchard in Ventura County.

In May 2001, the Company completed the unit repurchase program authorized by the Board of Directors in September 1999 of 6,384,446 units, equal to approximately 20% of the outstanding partnership units in September 1999.  Also, in May 2001, the Board of Directors authorized a new unit repurchase program of up to 2,520,000, or 10% of the then outstanding units.  As of December 2001, a total of 970,150 units had been repurchased under the May 2001 program.  The Company’s goal is to complete the existing repurchase program in 2002 and the Board will continue to evaluate additional unit repurchase programs if it continues to be an attractive investment alternative for the Company’s capital and its unitholders.

In 2000, two retail properties, four apartment complexes and four office buildings were sold as part of the Company’s business strategy, announced in December 1999, to sell approximately half of its income portfolio to finance the repurchase of the Company’s partnership units.  Income property sales in 2001 included one mixed-use building, two office buildings and the Chiquita Canyon Landfill.  The Company also sold its option to purchase approximately 1,800 acres in Broomfield, Colorado.  For additional information about income properties sold and unit repurchases, please refer to the “Results of Operations,” “Income Property Sales” and “Liquidity and Capital

Resources” sections under Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial information concerning the Company’s business segments appears in Note 10 of the Notes to Consolidated Financial Statements section in this Annual Report. Information regarding competition and compliance with governmental and environmental regulations appears in the “Inflation, Risks and Related Factors Affecting Forward-Looking Information” section under Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.  At December 31, 2001, the Company had 196 employees.

Competition

The sale and leasing of residential, industrial and commercial real estate is highly competitive, with competition coming from numerous and varied sources. The degree of competition is affected by such factors as the supply of real estate available comparable to that sold and leased by the Company and the level of demand for such real estate. Currently, the residential market in the Santa Clarita Valley, including Valencia, remains strong and has been capturing an increasing portion of Los Angeles County’s new home sales.  However, there is no assurance that this trend will continue.  The industrial market in Valencia is experiencing declining demand and rising vacancy rates since the national and regional economy has slowed and concerns linger over California’s power crisis.  In addition, local competition has intensified as local business parks have opened or are in the planning stages.

Appraisal of Real Property Assets

The independent appraisal firm of Buss-Shelger Associates appraised the market value of the Company’s real property assets to be $925 million at December 31, 2001. The appraised properties did not include oil and gas assets, water supply systems, cash and cash equivalents and certain other assets. The net appraised value of the Company’s total assets at December 31, 2001, including assets not independently appraised, was $896 million, after reduction for debt and certain other liabilities as shown in the table below.

For the purpose of the appraisals, market value was defined as the most probable price in a competitive and open market under all conditions requisite to a fair sale, the buyer and seller each acting prudently, knowledgeably and assuming the price is not affected by undue stimulus. A significant portion of the appraised real property assets is located on the Company’s 18,000 acres, 30 miles north of downtown Los Angeles and currently is undeveloped.

Entitlements and the continuing development of Valencia enhance the appraised value of the Company’s remaining land assets.  Although raw land increases in value as development opportunities arise, the most significant increases occur when necessary land use entitlements, including zoning and mapping approvals, are obtained from city and county governments.  The appraised values of the Company’s remaining land and income-producing properties in the Valencia master-planned community have increased from $222 million in 1984 (approximately 9,600 acres), the first year independent property appraisals were obtained, to $668 million in 2001 (approximately 6,600 acres).

In 1999, Newhall Land initiated an aggressive unit repurchase program to capitalize on the investment opportunity to create unitholder value based upon the difference in the underlying asset values relative to Newhall Land’s unit price.  Consequently, the 2000 results reflect the removal of $86.5 million in asset value for repurchases and $21.2 million in distributions.  To fund these unit repurchases in 2000, the Company sold $78 million in Valencia land and $220 million of income-producing properties.  In 2001, in addition to completing the 2000 unit repurchase program, the Company’s Board of Directors authorized an additional 2.5 million units for repurchase.  Results for 2001 reflect the removal of $66.2 million in asset value for repurchases and $12.7 million in distributions.  A total of 92.3 acres of Valencia land, 232 residential lots and five assets, including the Broomfield option, were sold in 2001.  This activity was offset by an 8% reduction in units outstanding, resulting in a 6% increase in net appraised value on a per unit basis.  Absent the above sales in 2001, remaining Valencia land increased in value by 20% over 2000 values.

A summary of year-end appraised values follows (the appraisals were performed by the independent appraiser except as noted):

Appraised Values

	2001			2000		1999		1998		1997
			Percent		Percent		Percent		Percent		Percent
$ in millions, except per unit	Acres	Amount	Change	Amount	Change	Amount	Change	Amount	Change	Amount	Change

Valencia and nearby properties	6,489	$412	(1)%	$418	(2)%	$428	(6)%	$454	8%	$420	0%
Income-producing real estate	139	256	(20)	322	(31)	465	7	435	2	425	14

Total Valencia area properties	6,628	668	(10)	740	(17)	893	—	889	5	845	7

Community development properties:
Newhall Ranch, Broomfield* and City Ranch *	11,965	194	4	187	3	181	66	109	76	62	41

Agricultural properties	30,110	58	(2)	59	—	59	(34)	90	5	86	(2)

Mortgage and other debt at book carrying value		(86)	15	(75)	(66)	(223)	41	(158)	1	(157)	(4)

All other, net, not independently appraised		62	464	11	(83)	64	56	41	14	36	(27)

Net appraised value	48,703	$896	(3)%	$922	(5)%	$974	0%	$971	11%	$872	8%

Number of partnership units outstanding (000’s)		24,374	(8)%	26,590	(10)%	29,668	(9)%	32,676	(5)%	34,527	0%

Net appraised value per partnership unit		$36.78	6%	$34.66	6%	$32.85	11%	$29.72	18%	$25.25	8%

Appraised values are judgments.  Land and property appraisals are an estimated value based on the sale of comparably located and zoned real estate or on the present value of income anticipated from commercial properties.  There is no assurance that the appraised value of property would be received if any of the assets were sold.  No assumptions have been made with respect to the bulk sale of the Company’s total real estate assets.  Certain reclassifications within categories have been made to conform to the current year presentation; however, prior period amounts have not been restated to reflect land sale activity, unit repurchases or distributions to unitholders.  For the five-year period ended 2001, the Company has invested $283.3 million in unit repurchases and paid out $88.1 million in distributions.

*The Company’s 50.1% interest in City Ranch was divested in 2000 and an option on 1,800 acres in Broomfield, Colorado was sold in 2001.

REAL ESTATE

The Company’s primary business is developing new towns and master-planned communities in north Los Angeles County.  This includes the town of Valencia, 30 miles north of downtown Los Angeles and Newhall Ranch, a new community planned for over 21,000 homes on 12,000 acres adjacent to Valencia and west of Interstate 5.  The Company sells residential lots to merchant builders, operates a portfolio of commercial properties, provides building-ready sites for sale to industrial and commercial developers/users and owns a public water utility. For additional information regarding the Company’s business refer to Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Valencia, the first master-planned community developed by the Company, has experienced tremendous success and set the standard for the Company’s future planned communities.  Today, Valencia is a balanced community, providing residential, commercial and retail properties, along with industrial and recreational facilities and is the regional center for north Los Angeles County.  We believe residents are attracted to the quality of life offered in Valencia’s relatively safe, clean environment, combined with award-winning schools.  Major business such as Princess Cruises and Explorer Insurance, have relocated to Valencia for similar reasons plus the added benefit of a strong local labor pool and proximity to the Los Angeles metropolitan area.   Plans for the build-out of Valencia include 5,220 homes plus approximately 1,100 acres of commercial and industrial land, including land for approximately 2,100 apartment units. The Company’s goal is to complete the sellout of the community’s residential land by 2006.

Newhall Ranch, the next master-planned community planned for the Company on 12,000 acres adjacent to Valencia and west of Interstate 5, is based on a master plan that incorporates the natural beauty of the Santa Clara River and preserves over 6,000 acres of open space. Approval of this 21,600 home project was received in 1999 from the Los Angeles County Board of Supervisors.  In June 2000, a Kern County Superior Court judge identified six issues in the project’s Environmental Impact Report as requiring further environmental review. In October 2001, the Regional Planning Commission approved the additional analyses performed by the Company concerning the six issues. The Company anticipates the Los Angeles County Board of Supervisors’ approval of the Company’s additional analyses in 2002 and development is expected to commence in late 2004.  The first two villages in the community, Riverwood and The Mesas, are in the planning stages, along with design work on the major infrastructure to open the project.

Residential Development and Land Sales

Despite the national economic slowdown, the local economy in the Santa Clarita Valley, home to Valencia, remains vibrant and continues to outpace Los Angeles County.  In 2001, Valencia merchant builders sold 873 new homes built on land previously sold by the Company, an all-time record for Valencia, compared to 419 new homes sold the prior year by merchant builders.  At December 31, 2001, merchant builders had 245 new homes in escrow, exceeding the 186 homes in escrow at the end of 2000.  Including lots purchased from the Company late in the 2001 fourth quarter, merchant builders had an inventory of 818 lots remaining on which to build new homes at the end of 2001, compared to a remaining inventory of 931 lots at the end of 2000.  While the Company does not participate directly in profits generated from escrow closings by merchant builders, the sale of homes situated on these previously sold lots is important to the Company’s future success in selling additional lots.

A total of 232 residential lots closed escrow in the 2001 fourth quarter. No residential lot sales were recorded in the first nine months of 2001.  Lot sales in 2001 continued to be impacted by the Public Utilities Commission’s (PUC) decision in 2000 to combine its review of Valencia Water Company’s request to expand its service area together with Valencia Water Company’s water management program.  In 2001, the PUC approved Valencia Water Company’s water management program and granted the service expansion request that includes 1,650 lots and apartments that were annexed to the City of Santa Clarita in 2000 and 2,336 lots and apartments in the Company’s West Creek community.  The number of planned homes in West Creek was reduced from the previously reported 2,545 lots due to the relocation of a junior high school site to this planning area.  Development opponents have asked the PUC for a re-hearing concerning the PUC’s decision.

The goal for the Company’s residential division is to achieve record-setting Valencia lot sales in 2002 and complete the sellout of the community’s residential land by 2006.  The Company plans to meet strong demand for residential land in 2002 by marketing for sale approximately 1,100 residential lots in several new lifestyle villages in Valencia.  Recent economic studies indicate a shortage in residential development in Los Angeles County.  The shortfall represents an opportunity for the Company to accelerate development of Valencia in order to capture the demand.  The Company continues to invest heavily in land use entitlements, land planning and responding to legal challenges to move forward with the new Valencia communities and to introduce Newhall Ranch.

Industrial/Commercial Development and Land Sales

The Company develops the infrastructure and provides sites for sale to industrial/commercial developers and users. Valencia’s location just 30 miles north of downtown Los Angeles on Interstate 5, California’s major north-south freeway, provides an attractive environment for industrial, commercial, service, distribution and entertainment businesses. Valencia has become the regional center for north Los Angeles County and as of the end of 2001, has

3:1 jobs-to-housing ratio with 45,000 jobs and 15,000 homes.  Businesses continue to be attracted to Valencia’s relatively safer and cleaner environment, highly skilled workforce, variety of housing options and award-winning public schools.

The Company markets industrial and commercial land as Valencia Gateway which today encompasses 4,500 acres and has 18.5 million square feet of building space, making it the largest master-planned center for business, technology and industry in Los Angeles County. Valencia’s industrial market experienced some challenges in 2001 due to the marketing for sale or lease of approximately 2 million square feet of new space coming on line as a result of aggressive land sales in previous years, as well as the slowing of the southern California economy.  Slower economic conditions and the marketing of new industrial space coming on line likely will affect industrial land sales in 2002.  In 2001, the Company sold 16.8 acres of industrial land and 75.5 acres of commercial land.   The Company expects to market for sale in 2002 approximately 20 acres of industrial land and 65 acres of commercial land.

Community Development

The Company continues to actively invest in land use entitlements to support accelerated growth and to maximize the value of its landholdings. The Company’s community development activities are focused on securing the necessary governmental land use approvals as well as planning and community marketing to complete the projected sellout of Valencia residential land by 2006 and commence development of Newhall Ranch.  Planning and design work continues on the infrastructure for the 21,600-home Newhall Ranch project and detailed planning is proceeding on two of the five villages planned for the community.

Income-Producing Properties

As previously discussed, in 2001 and 2000, the Company sold several income-producing properties to finance the repurchase of partnership units.  For additional information about the properties sold and the repurchase plan, see the “Income Producing Properties” and “Liquidity and Capital Resources” sections under Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For additional information about the Company’s remaining income-producing properties at December 31, 2001, see Part I.  Item 2. – Properties, the “Income-Producing Properties” section under Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Schedule III – Real Estate and Accumulated Depreciation.  To conserve capital and accelerate cash flow, the Company did not develop any new income properties in 2001 and instead marketed retail sites for sale to third-party developers.  The Company expects to invest approximately $20 million in the Valencia Town Center regional shopping mall during 2002 and 2003 to remodel to space vacated by Edwards Theatres in September 2001 for the relocation of the existing food court and creation of new retail space.  Additionally in 2002, the Company expects to invest approximately $16 million in the completion of TPC Valencia, a Tournament Players Club® championship golf course, in the Company’s Westridge community.

Valencia Water Company

Valencia Water Company, a wholly-owned subsidiary that supplies water to Valencia and other adjacent developments, is a regulated public utility serving over 23,000 metered customers. The water supply for the service area is obtained from wells owned by Valencia Water Company and by purchases from the California State Water Project. In 2001, 47% of Valencia Water Company’s water was supplied through ground sources.

AGRICULTURE

The Company’s agricultural division consists of farming and energy operations. The principal remaining agricultural properties are New Columbia Ranch in the San Joaquin Valley and the Newhall Orchard in Ventura County on which the Company and its tenants raised over 25 different crops during the calendar year 2001.  Of the Company’s land devoted to farming, over 66% was leased to third parties in 2001.  Approximately 21,000 acres of land at the Newhall Ranch and Newhall Orchard not suitable for cultivation or ready for development are leased to third parties for cattle grazing.

The Company’s agricultural operations supply most of their water through underground sources and are not dependent on state or federal water projects. The Company continues to improve conservation practices to minimize the cost of irrigation and the amount of water used.

Energy operations consist of royalty interests in oil and gas assets on the Newhall Ranch.  In total, the Company has royalty interests in approximately 150 oil wells and 16 gas wells. Energy operations do not represent a material source of revenues or income for the Company.

Central Administration

Central Administration includes the Company's corporate functions including executive offices, treasury, tax, employee relations, corporate accounting, finance, information systems, headquarters facilities, secretary/legal, investor relations, market research, internal audit and, in prior years, land acquisition. Except for certain costs relating to headquarters facilities and specific services billed to Valencia Water Company, expenses for these functions are expensed as general and administrative expenses and are not allocated to the Company's operating business segments.

Item 2.  Properties

Land

Listed below are the location and acreage of properties owned by the Company at December 31, 2001:

Property	State	County	Acreage
Valencia area	California	Los Angeles	6,628
Newhall Ranch	California	Los Angeles	11,965
Newhall Orchard	California	Ventura	16,110
New Columbia	California	Madera	14,000

			48,703

Plants and buildings

Agriculture – Various buildings located at two farming operations in California.

Commercial Real Estate – Listed below are square footage, occupancy, net operating income by group and anchor tenants of major commercial properties owned by the Company at December 31, 2001. The Company also has numerous land leases. The commercial properties are leased to 183 tenants.

	Year Opened	Approximate GLA (1) in Square Feet		2001 Net Operating Income(2)	12/31/01 Occupancy (3)	Major Tenants
Dollars in thousands				(in 000’s)

Shopping Centers
Valencia Town Center	1992	729,000	(5)		84%	Robinsons-May, JC
(expanded in 1998)						Penney, Sears

Valencia Entertainment Center	1999	126,000			96%	Edwards Theatres
River Oaks	1987	272,000			100%	Mervyn’s, Target
NorthPark Village Square	1996	81,800			100%	Ralphs Supermarket, Rite Aid

Other	various	37,600
		1,246,400	(5)	$16,564

Other Income Properties	various	98,100		$1,093

Hotels		Rooms
Valencia Hilton Garden Inn	1991	152			85.2%	$82.81
(75% joint venture interest)						average daily rate
Hyatt Valencia Hotel and Santa	1998	244			70.5%	$108.36
Clarita Conference Center (4)						average daily rate
		396		$3,791

(1) Gross Leasable Area

(2) Income before administration and depreciation expense

(3) Including leases signed and not open

(4) Santa Clarita Conference Center totals 26,000 square feet

(5) Includes 393,000 square feet for anchor stores

All of the commercial real estate properties and the properties of Valencia Water Company are located in and around Valencia, California.  At December 31, 2001, two of the shopping centers secured loans with a $24.2 million principal balance and no borrowings were outstanding against a $50 million revolving mortgage facility secured by Valencia Town Center. An $11 million financing is secured by the water utility plant of Valencia Water Company. For additional information concerning encumbrances against Company properties, refer to Note 7 of the Notes to Consolidated Financial Statements section.

For additional information on the Company’s properties, refer to the summary of appraised values on page 3 and Schedule III — Real Estate and Accumulated Depreciation on pages 69 and 70.

Item 3.  Legal Proceedings

The Company, including its subsidiary, are named defendants in many lawsuits arising from the ordinary course of its business.  While the outcome of these lawsuits cannot be predicted, management does not expect these matters to have a material adverse effect on the Company’s business, financial condition or results of operations.

In early 2001, the Company filed a lawsuit in Los Angeles Superior Court against Kerr-McGee Corporation, Kerr-McGee Oil & Gas Onshore LLC, Kerr-McGee Oil & Gas Onshore LP (collectively, “Kerr-McGee”) and Medallion California Properties Company (“Medallion”) for damages associated with oil field contamination on property owned by the Company and leased to Kerr-McGee or its predecessors, which successively transferred the lease interest to other lessees, including Medallion.  During the period beginning in 1935 to the present, the lessees conducted crude oil and gas extraction operations on the property.  The Company is seeking damages resulting from the defendants’ failure to clean the property in accordance with the lease terms.  During the 2001 fourth quarter, Kerr-McGee filed a cross-complaint against the Company seeking declaratory relief that it has satisfied its clean-up obligations under the lease.  Also during the 2001 fourth quarter, Medallion filed a cross-complaint against the Company claiming the Company is responsible for clean-up costs for the portions of the leased property which Medallion claims to have the continued right to occupy and on which Mediallion claims the Company failed to clean up the contamination caused by Kerr-McGee.

Environmental site assessment of the leased property is underway, the completion of which is necessary to determine potential damages.  The Company is vigorously pursuing its claims and believes that the defendants’ cross-claims will be unsuccessful.  No governmental agency is participating in the litigation, and no proceedings are known to be contemplated by any governmental authority.

In November 2000, Valencia Water Company, along with Castaic Lake Water Agency (the water wholesaler for the Santa Clarita Valley), Newhall County Water District and Santa Clarita Water Company (collectively, the “water purveyors”) filed a lawsuit in U.S. District Court – Central District of California against Whittaker Corporation, Santa Clarita LLC and Remediation Financial, Inc. arising from the existence of the chemical perchlorate found in four local groundwater wells that are owned by the water purveyors.

Whittaker Corporation and a predecessor owner manufactured munitions on a site now located in the City of Santa Clarita from 1934 to 1987 (called the “Whittaker-Bermite site”).  During that period, the chemical perchlorate and various other chemicals were used in the munitions manufacturing process.  In 1994, Whittaker Corporation and the California Department of Toxic Substances Control (“DTSC”) entered into a consent order, under which Whittaker was required to commence preparation of a remediation work plan for the Whittaker-Bermite site.  Subsequently, remediation plans have been the subject of ongoing negotiations among Whittaker, DTSC and the subsequent landowner and its parent, Santa Clarita LLC and Remediation Financial, Inc.

The water purveyors independently filed the lawsuit to enforce the defendants’ obligations to remediate the perchlorate contamination.  In 2001, Santa Clarita LLC and Remediation Financial, Inc. filed counterclaims against the water purveyors alleging that the water purveyors caused or contributed to the perchlorate contamination in an unspecified manner. The case is in the early phase of discovery.  The water purveyors are vigorously pursuing their claims.  Valencia Water Company believes the counterclaim against it will not be successful.

For information on lawsuits pertaining to Newhall Ranch, Valencia Westridge and the West Creek community, please refer to the “Community Development” section under Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.  For information on the Public Utilities Commission matter regarding Valencia Water Company, please refer to the “Residential Home and Land Sales” section under Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.           Market for the Registrant’s Depositary Units and Related Security Holder Matters

Market Price and Distribution Data

Years ended December 31

	Market Price
	2001		2000			Distributions
Per unit	High	Low	High	Low		2001	2000
First quarter	$26.87	$23.15	$28.50	$26.75	First quarter	$.20	$.45
Second quarter	29.55	24.10	28.88	26.38	Second quarter	.10	.10
Third quarter	29.95	26.00	28.88	23.25	Third quarter	.10	.10
Fourth quarter	30.00	26.50	24.50	20.20	Fourth quarter	.10	.10

Year’s high and low	$30.00	$23.15	$28.88	$20.20	Total distributions	$.50	$.75

	2001	2000
December 31, closing price	$29.60	$23.25

The Company’s Depositary Units are traded on the New York and Pacific Stock Exchanges under the ticker symbol NHL and, at December 31, 2001, the Company had 997 unitholders of record. The Company has paid uninterrupted quarterly cash distributions since 1936 and on occasion the Company has declared and paid special cash distributions. The declaration of any distribution and the amount declared is determined by the Board of Directors taking into account the Company’s earnings, cash requirements, financial condition and prospects.

Item 6. Selected Financial Data

The following selected financial data is derived from audited consolidated financial statements. The data for the eight-year period ended December 31, 1998 was derived from our audited financial statements and are not included in this Annual Report. You should read the selected financial information set forth below in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes appearing elsewhere in this Annual Report.

In thousands, except per unit, percentages and sales information	2001	2000	1999	1998	1997
Operating Results

Revenues	$241,615	$400,968	$322,506	$304,678	$207,701
Operating income	109,307	117,973	115,213	83,894	63,898
General and administrative expense	(12,470)	(14,642)	(14,431)	(12,634)	(10,268)
Interest and other, net	(5,780)	(17,935)	(10,390)	(7,180)	(9,137)
Net income	91,057	85,396	90,392	64,080	44,493
Depreciation and amortization (included in net income)	(11,597)	(13,800)	(15,296)	(10,101)	(10,148)

Per Unit Information

Net income	$3.60	$3.09	$2.88	$1.89	$1.29
Net income — assuming dilution	3.56	3.05	2.85	1.86	1.28
Distributions (including special)	.50	.75	.62	.52	.48
Partners’ capital	5.55	4.48	4.71	4.40	4.21
Appraised value	36.78	34.66	32.85	29.72	25.25
Market price — high	30.00	28.88	28.00	34.75	32.00
low	23.15	20.20	22.19	20.25	16.50
year-end closing	29.60	23.25	27.00	26.00	30.00

Financial Position

Land under development	$85,317	$53,988	$39,401	$47,667	$53,875
Income-producing properties, net	145,485 (1)	160,505 (1)	281,060 (1)	248,712	227,203
Total assets	360,304	342,541	504,824	432,207	403,932

Mortgage and other debt (total debt)	85,511	74,557	222,825	157,609	156,946
Other long-term obligations	56,986	57,611	50,474	48,832	40,393
Total liabilities	225,093	223,337	365,099	288,394	258,655

Partners’ capital (capital)	135,211	119,204	139,725	143,813	145,277
Market capitalization at year end	721,470	618,218	801,036	849,576	1,035,810

Statistics

Return on total debt and capital	41%	44%	25%	21%	15%
Total debt as a percent of total debt and capital	39%	38%	61%	52%	52%
Total debt as a percent of total market capitalization	11%	11%	22%	16%	13%
Units outstanding — weighted average	25,284	27,658	31,388	33,986	34,520
— weighted average — diluted	25,580	27,969	31,668	34,376	34,750
— year end	24,374	26,590	29,668	32,676	34,527

Sales Information

Residential lots and homes sold	232	208	1,060	1,232	888
Industrial and commercial acres sold	92.3	108.5	120.6	125.0	81.0
Farm acres sold	—	—	39,142	970	1,673

(1)          Includes income-producing properties held for sale, net

(2)          Includes lots sold at McDowell Mountain Ranch in Arizona prior to the sale of the project in 1996.

	1996	1995	1994	1993	1992	1991
In thousands, except per unit, percentages and sales
information

Operating Results

Revenues	$220,186	$175,597	$134,268	$105,452	$128,182	$150,762
Operating income	60,584	46,482	34,607	28,538	31,636	43,232
General and administrative expense	(9,133)	(8,547)	(8,578)	(7,710)	(6,806)	(8,749)
Interest and other, net	(9,562)	(10,618)	(10,455)	(8,031)	(7,619)	(4,398)
Net income	41,889	27,317	15,574	12,797	17,211	30,085
Depreciation and amortization (included in net income)	(8,857)	(7,698)	(7,690)	(7,329)	(6,471)	(7,701)

Per Unit Information

Net income	$1.19	$.75	$.42	$.35	$.47	$.82
Net income — assuming dilution	1.18	.75	.42	.35	.47	.82
Distributions (including special)	.40	.40	.40	.40	.60	.80
Partners’ capital	3.48	3.14	3.06	3.03	3.08	3.20
Appraised value	23.35	23.32	21.86	21.04	22.01	23.70
Market price - high	18.75	17.00	17.25	17.50	20.38	22.50
low	15.00	12.13	12.00	13.50	12.00	13.50
year-end closing	16.88	17.00	12.13	16.00	14.25	19.25

Financial Position

Land under development	$63,266	$88,457	$87,423	$73,078	$50,127	$67,769
Income-producing properties, net	182,641	134,504	135,858	134,384	161,615	116,875
Total assets	373,488	349,753	343,792	359,898	323,082	280,575

Mortgage and other debt (total debt)	163,256	152,302	145,991	174,157	131,849	78,556
Other long-term obligations	37,544	36,270	30,922	33,414	28,609	27,762
Total liabilities	252,835	236,897	231,435	248,619	210,033	162,790

Partners’ capital (capital)	120,653	112,856	112,357	111,279	113,049	117,785
Market capitalization at year end	585,575	610,470	445,727	588,112	523,830	707,534

Statistics

Return on total debt and capital	15%	10%	6%	4%	7%	15%
Total debt as a percent of total debt and capital	58%	57%	57%	61%	54%	40%
Total debt as a percent of total market capitalization	22%	20%	25%	23%	20%	10%
Units outstanding — weighted average	35,292	36,241	36,757	36,757	36,759	36,755
— weighted average - diluted	35,411	36,272	36,789	36,790	36,796	36,831
— year end	34,701	35,910	36,761	36,757	36,760	36,755

Sales Information

Residential lots and homes sold	1,284 (2)	1,233 (2)	1,026 (2)	113	487	233
Industrial and commercial acres sold	36.9	38.5	12.0	28.9	4.5	73.5
Farm acres sold	544	5,501	5,370	3,900	6,750	2,989

(1)          Includes income-producing properties held for sale, net

(2)          Includes lots sold at McDowell Mountain Ranch in Arizona prior to the sale of the project in 1996.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Years ended December 31, 2001, 2000 and 1999

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  Inherent in the preparation of these financial statements are certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Company evaluates these estimates and assumptions on a regular basis taking into account historical experience and other relevant current factors.  Therefore, actual results may differ from reported amounts under different assumptions or conditions.

The accounting policies used by the Company in the preparation of its consolidated financial statements as they relate to its business segments are presented in Note 2 to the consolidated financial statements.  A summary of the accounting policies management considers significant in the preparation of the Company’s consolidated financial statements follows.

Revenue recognition — The majority of revenues for the Company result from land sales.  The Company follows the provisions in Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (“FAS 66”), to record these sales.  FAS 66 provides specific sales recognition criteria to determine when land sales revenues can be recorded.  For example, FAS 66 requires a sale must be consummated with a sufficient down payment of at least 20% to 25% of the sales price depending upon the type and timeframe for development of the property sold, and that any receivable from the sale cannot be subject to future subordination.  In addition, the seller cannot retain any material continuing involvement in the property sold.

Percentage of completion — When the Company has an obligation to complete development on sold property it utilizes the percentage of completion method of accounting to record revenues and income.  Under percentage of completion accounting, the Company recognizes revenues and income based upon the ratio of development cost completed to the estimated total cost of the property sold, provided required sales recognition criteria have been met.  Unearned revenues resulting from applying percentage of completion accounting are reported as deferred revenues in the liabilities section of the balance sheet.  The Company estimates total project costs associated with the parcel sold.  Revisions in profit estimates and changes in percentages complete are recorded in the consolidated statement of income in subsequent periods, as they become known and the development progresses toward completion.

Project costs — Costs incurred after the earlier of specific plan or tentative map approval are capitalized as a cost of that project and included as an asset in land under development on the balance sheet.  Preliminary planning and entitlement costs, including litigation costs, are charged to expense when incurred.  Indirect costs that do not clearly relate to projects under development, including general and administrative expenses, are charged to expense when incurred.

Cost allocations — The Company generally allocates onsite costs to individual parcels within a project on a square foot basis if the parcels in the project are of similar value.   In mixed-use projects, where there may be both a residential and a commercial component with varying fair values, onsite costs are allocated to the respective parcels using the relative sales value method.  Under the relative sales value method, each parcel in the project under development is allocated onsite costs in proportion to the estimated overall sales prices of the project such that each parcel to be sold reflects the same gross profit margin.  Since this method requires the Company to estimate the expected sales prices for the entire project, the profit margin on subsequent parcels sold will be impacted by both changes in the estimated total revenues as well as any changes in the estimated total costs of the project.

Offsite improvements with regional benefit, such as freeway on-ramps and off-ramps and water storage tanks, are referred to as infrastructure costs.  The Company estimates the total cost to develop the infrastructure within a defined major development area and allocates this cost to the land within the area. Changes in the estimated remaining infrastructure costs or changes in the remaining developable acreage will impact the infrastructure cost allocation and corresponding profit margin for unsold land within a major development area.

RESULTS OF OPERATIONS

For 2001, the Company reported record net income of $91.1 million, or $3.56 per unit, on revenues of $241.6 million.  The major contributors to the 2001 results were the sales of 232 residential lots, approximately 92 acres of commercial and industrial land, the sale of the Company’s option to purchase 1,800 acres in Broomfield, Colorado and four income-producing properties.  The sale of income properties included one mixed-use building, two office buildings and the Chiquita Canyon Landfill.  Combined, these sales added $174.9 million to revenues and $115.8 million to income in 2001.  The sale of the landfill for $65.0 million in the second quarter of 2001 was the single largest contributor to the year’s revenues and income.

In 2000, the Company recorded revenues of $401.0 million primarily as a result of the sale of income properties in accordance with its business strategy to finance the repurchase of partnership units.  The properties sold included two shopping centers, four apartment complexes and four office buildings. In addition to the income properties, 208 residential lots and over 108 acres of commercial and industrial land were sold during the year. These sales, combined with the sales of income properties, added $298.0 million to revenues and $105.9 million to income.  Net income for 2000 was $85.4 million, or $3.05 per unit.

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

The Company’s business plan for 2002 anticipates the majority of its revenues will be generated from residential, commercial and industrial land sales and its portfolio of income-producing properties.  About 1,100 residential lots are expected to be marketed for sale to merchant builders in three Valencia villages.  Subsequent to December 31, 2001, a residential escrow closed on 265 lots, which is included in the 1,100 lots planned to close in 2002.  In addition to the 48 acres of commercial land in escrow at the beginning of 2002, the business plan targets another 37 acres of commercial and industrial land for sale in 2002.  The Company’s portfolio of income-producing properties is expected to generate net operating income of approximately $21 million in 2002.  The ability to complete sales in 2002 will be dependent upon a variety of factors including, but not limited to, identification of suitable buyers, agreement with the buyers on definitive terms, successful completion of the due diligence work by buyers, availability of financing to suitable buyers, market and other conditions.

Plans for 2002 also include completion of the current unit repurchase program of approximately 1.5 million partnership units.  Numerous factors could affect the Company’s ability to complete the current repurchase program including, but not limited to, changing market and economic conditions, changing interest rates, challenges to governmental approvals, and finding suitable buyers for certain properties.

Earnings before sales of income properties were $.52 per unit in 2001 compared to $.30 per unit in 2000.  The 2001 per unit amount benefited from fewer outstanding partnership units as a result of the Company’s unit repurchase program.  At December 31, 2001, the number of outstanding units was approximately 8% lower than at December 31, 2000.  Based on the business plan discussed above, the Company’s goal in 2002 is to nearly double earnings before sales of income properties to $1.00 per unit.  The Company anticipates only one small income property sale in 2002.

Residential Home and Land Sales

The Company primarily sells lots to merchant builders who, in turn, build homes for sale.  Revenues and income are recorded when title is transferred to the merchant builder.  Generally, residential lot sale agreements contain a provision whereby the Company will receive from the merchant builder a portion of the home sales prices above an agreed upon base price (“price participation”) and/or in the overall profitability of the home building project after the merchant builder has received an agreed upon return (“profit participation”).  If home prices and/or project profitability fall short of the participation thresholds, the Company receives no additional revenues or income and has no financial obligation to the builder.  Prior to 2000, the Company participated, on a limited basis, in home construction on lots it owned through joint ventures with certain builders.  The Company’s 2002 plans do not include any residential joint ventures.  Two hundred and thirty-two residential lots were sold in 2001, contributing $15.5 million to revenues and $4.7 million to income under percentage of completion accounting.  Under percentage of completion accounting, the Company recognizes revenues and income based upon the ratio of cost of development completed to the total cost of the property sold.  Unearned revenues resulting from applying percentage of completion accounting are reported as deferred revenues within the liabilities section of the balance sheet.

Despite a 12% increase in the number of residential lots sold in 2001 compared to 2000, a loss of $201,000 was reported after divisional expenses in 2001 compared to income of $3.8 million in 2000.  This decrease was primarily due to $14.1 million in revenues and $5.9 million in income recognized in 2000 under percentage of completion accounting from lot sales in the prior year.  No revenue or income from prior year lot sales was recorded in 2001. Results for 2001 also included $211,000 received from price and profit participation agreements relating to Valencia lot sales in prior years.  At December 31, 2001, no residential lots were in escrow.  Subsequent to December 31, 2001, a residential escrow closed for approximately $15 million on 265 lots, which will be reflected in the results for 2002.

A total of 208 residential lots was sold in 2000 for $12.7 million contributing $5.7 million to income. These were the remaining lots in the Bridgeport lake community. Results for 2000 also included the revenues and income from lot sales in the prior year discussed above and $309,000 received from price and profit participation agreements relating to Valencia lot sales in prior years.  Also in 2000, the Company recorded a $5.2 million loss associated with the dissolution of the Company’s 50.1% interest in City Ranch, a joint venture project with Kaufman and Broad of Southern California, Inc.  At December 31, 2000, no residential lots were in escrow.

The Company sold a total of 891 residential lots in 1999 contributing $70.0 million to revenues and $37.3 million to income.  In addition, results for 1999 included $1.5 million received from price and profit participation agreements relating to Valencia lot sales in prior years. This represented the first price and profit participation income received since 1993. Escrow closings from the Company’s two remaining joint ventures totaled 169 homes in 1999, contributing $38.0 million to revenues and $3.9 million to income. These closings represented the last homes in the Company’s joint-venture program.  At December 31, 1999, no residential lots were in escrow.

Lot sales in 2001 and 2000 were impacted by the Public Utilities Commission’s (PUC) decision to combine its review of Valencia Water Company’s request to expand its service area together with the Valencia Water Company’s water management program.  Late in 2001, the PUC approved Valencia Water Company’s water management program and granted the service expansion request that includes 1,650 lots and apartments that were annexed to the City of Santa Clarita in 2000 and 2,336 lots and apartments in the Company’s West Creek community.  The number of planned homes in West Creek was reduced from the previously reported 2,545 lots due to the relocation of a junior high school site to this planning area.  Development opponents have asked the PUC for a re-hearing concerning the PUC’s decision.  The length of time the public hearings and judicial process will take is difficult to predict, and circumstances beyond the Company’s control could further delay development.

Approximately 1,100 lots are expected to be marketed for sale in 2002:  approximately 600 entitled, improved residential lots in the Westridge Golf Course Community together with 500 lots in the communities of Hidden Creek and Creekside.  Subsequent to December 31, 2001, a residential escrow closed on 265 lots, which is included in the 1,100 lots planned to close in 2002.  The ability to complete sales in 2002 will depend upon a variety of factors including, but not limited to, identification of suitable buyers, agreement with the buyers on definitive terms, successful completion of the due diligence work by buyers, availability of financing to suitable buyers, market and other conditions.

Industrial and Commercial Sales

Industrial Land Sales

Five industrial parcels totaling 16.8 acres closed escrow in 2001.  These sales contributed $8.4 million to revenues and $2.4 million to income. The decrease in acres sold in 2001 as compared to prior years was due to the marketing for sale or lease of approximately 2 million square feet of new space coming on line as a result of aggressive land sales in previous years, as well as the slowing of the southern California economy.  The Company expects to market for sale approximately 20 acres of industrial land in 2002.  Slower economic conditions and the marketing of new industrial space coming on line as a result of prior year land sales likely will affect industrial land sales in 2002.  A 15-acre escrow, which was open at the end of the 2001 third quarter, was canceled in the 2001 fourth quarter.  No industrial land sales were in escrow at December 31, 2001.

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

In 1999, the Company sold 57.7 industrial acres, including two build-to-suit facilities totaling 280,000 square feet on 13.7 acres.  These closings contributed $40.1 million to revenues and $8.7 million to income. At December 31, 1999, two industrial parcels totaling 4.1 acres were in escrow for $2.7 million.

As of December 31, 2001, there are 381 net acres of industrial land remaining in Valencia, all of which are entitled.  Higher vacancy rates in Valencia industrial properties are the result of the general economic slowdown and the amount of new space on the market from prior year’s land sales.  The vacancy rate at December 31, 2001 was over 13% compared to 4.3% at December 31, 2000.  Initial marketing concepts are being explored for the 500 acres west of Interstate 5 surrounding the Six Flags Magic Mountain amusement park.

Commercial Land Sales

Commercial land escrow closings for 2001 totaled 75.5 acres, contributing $59.0 million to revenues and $30.8 million to income.  Included in the sales were a 13.8-acre parcel in the Valencia Corporate Center, the entire 23-acre Rockwell Canyon Business Park and three apartment sites, which combined contributed $51.5 million to revenues and $26.8 million to income.  In addition, 2001 results include $2.8 million in revenues and $400,000 in income recognized under percentage of completion accounting from sales in prior years.  At December 31, 2001, seven commercial parcels totaling approximately 48 acres were in escrow for approximately $28.0 million with closings expected in 2002.  All escrow closings are subject to market and other conditions beyond the control of the Company.

In 2000, a total of 49.7 commercial acres closed escrow contributing $36.9 million to revenues and $18.9 million to income.  The sales included a 16.5-acre parcel for a retail center for $12.9 million adding $6.3 million to income.  Results for 2000 also included revenues of $3.2 million and income of $1.9 million recognized under percentage of completion accounting from the prior year sale of an apartment site.  At December 31, 2000, seven commercial parcels totaling 37.9 acres were in escrow for $24.9 million.

Commercial escrow closings in 1999 totaled 62.8 acres, which contributed $51.4 million to revenues and $30.1 million to income. Two apartment sites totaling 49.9 acres for approximately 1,100 units were the major commercial land sales during the year.  At December 31, 1999, three commercial parcels totaling 13.2 acres were in escrow for $7.9 million.

Income Property and Other Sales

Income property sales in 2001 included one mixed-use building, two office buildings and the Chiquita Canyon Landfill.  The Company also sold its option to purchase approximately 1,800 acres in Broomfield, Colorado.  Combined, these sales in 2001 contributed $92.0 million to revenues and $77.8 million to income.  The sale of the Chiquita Canyon Landfill was the largest contributor, generating $65.0 million in revenues and $64.0 million in income.

Income-producing properties sold in 2000 included Castaic Village Shopping Center, Plaza del Rancho mixed-use retail, four office buildings and four apartment complexes. These income property sales were part of the Company’s business strategy, announced in December 1999, to sell approximately half of its income portfolio to finance the repurchase of the Company’s partnership units.  These sales combined added $220 million to revenues and $72.9 million to income.  The primary contributor to the results was the sale of the apartment complexes for $129.0 million, contributing $74.0 million to income.

The 2000 sale of the four office buildings for $72.3 million exceeded the construction costs by approximately $7.8 million.  A condition of the sale included a monthly rental payment by the Company to the buyer for 161,000 square feet of building space (principally occupied by Princess Cruises) until Princess Cruises’ rent commencement date in the first quarter of 2001.  In addition, under the terms of the agreement, the Company leased back approximately 51,000 square feet of retail space for a term of 12-1/2 years.  With regard to the retail leaseback, accounting guidelines do not allow the consideration of any future new or renewal leasing activity to reduce the calculation of the net lease obligation.  As a result, the Company recorded an accounting loss on the sale of the buildings of $4.9 million in 2000. Management believes that subleasing of the retail space will more than offset this accounting loss over the life of the leaseback and ultimately will result in additional revenues and income.  As of December 31, 2001 approximately 77% of the retail space was leased compared to 34% at December 31, 2000.

No income-producing properties were sold in 1999; however, the Company recognized $6.3 million in deferred revenues and a loss of $400,000 on the 1998 sale of Valencia Marketplace, a 705,000-square-foot high-volume retail center.

In 2001, an easement was sold contributing $600,000 to revenues and income.  In 2000, a right-of-way parcel was sold to Caltrans, which contributed $5.1 million to revenues and $4.0 million to income.

The Company has only one income property that is being marketed for sale in 2002.  It is a 35,000 square foot building in Valencia Commerce Center.  The Company does not anticipate any other income property sales in 2002.

Community Development

In 2001, community development expenses increased 9% from the prior year primarily due to higher administrative and entitlement expenses in 2001. Community development expenses are expected to increase about 10% in 2002 with the continued focus on entitlements, planning and community marketing to complete the projected sellout of Valencia residential land by 2006 and commence development of Newhall Ranch.

Community development expenses in 2000 decreased 6% from 1999 primarily due to expenses in 1999 related to entitlements work for Newhall Ranch, certain initial costs relating to commercial properties under development and a strategic marketing program.

In 2001, the Company continued the planning and design work on its 21,600-home Newhall Ranch project.  In June 2000, a Kern County Superior Court judge identified six issues in the Newhall Ranch Environmental Impact Report (EIR) as requiring further environmental review.  The six issues include the impact of the development on the Salt Creek wildlife corridor and on traffic in Ventura County; biological impacts on the Santa Clara River corridor; consistency with the General Plan and impacts in Significant Ecological Areas; adequacy and reliability of the water supply; and a further alternative site analysis for the water reclamation plant location.  In April 2001, an additional analysis document addressing the court’s concerns was circulated for public review, comment and hearings.  In October 2001, the Regional Planning Commission approved the additional analyses performed by the Company concerning the six issues.  The Company anticipates the Los Angeles County Board of Supervisors’ approval of the additional analyses in 2002 and development is expected to commence in late 2004.  However, the length of time the public hearings and judicial process will take is difficult to predict, and circumstances beyond the Company’s control could further delay resolution of the issues.  In addition, an adverse decision by the County or court and/or additional legal action could further delay the start of Newhall Ranch development.  Moreover, the recent California Appellate Court decision affecting the acquisition of California State Water Project water by the local water wholesale may further delay the start of development beyond 2004.  (See below in this section for a more detailed description of the decision.)

In January 2001, housing affordability advocates filed an appeal of the Superior Court’s decision to dismiss its challenges to the Newhall Ranch EIR.  A hearing was held in November 2001 on the affordable housing issues.  The Company received a favorable court ruling in January 2002 affirming the Superior Court’s decision in full.  The affordability advocates may appeal this decision.

In 2001, land development work progressed on Valencia Westridge, which will feature approximately 1,600 homes surrounding a Tournament Players Club® golf course, a joint venture with PGA Tour Golf Course Properties.  During the 2001 first quarter, a California Appellate Court dismissed the appeal of the Los Angeles County Superior Court ruling in favor of the Company in 2000 of a California Environmental Quality Act (CEQA) lawsuit. During 2001, the Company sold the first 232 lots in the Westridge community to merchant builders.

In January 2001, the West Creek community in the Valencia North River planning area received final approval from the Los Angeles County Board of Supervisors.  Opponents to the community filed a CEQA lawsuit early in 2001 challenging the Board of Supervisors’ approval.  In November 2001, the Superior Court determined that the opponents’ claims had no merit.  In January 2002, development opponents filed an appeal of the court’s decision.  Development opponents also have asked the PUC for a re-hearing concerning the PUC’s decision on the Valencia Water Company’s water management program as discussed in the “Residential Home and Land Sales” section above.  The length of time the public hearings and judicial process will take is difficult to predict, and circumstances beyond the Company’s control could further delay development.

In January 2002, a California Appellate Court decertified an EIR concerning the acquisition and importing of 41,000 acre-feet of California State Water Project water by Castaic Lake Water Agency (CLWA), a water wholesaler serving the Santa Clarita Valley.  The Appellate Court decertified the EIR on the ground that it was based on another EIR decertified by a northern California court last year.  The Appellate Court returned the case to a Los Angeles Superior Court, which now has the discretion to determine the status of CLWA’s water acquisition transaction.  The Superior Court may take several months before it renders a decision concerning the status of the acquisition.  Although the EIR and CLWA’s water acquisition transaction are matters outside the Company’s control, this pending case could cause additional delays to the development of the Company’s projects since CLWA is a primary source of water for Valencia Water Company.

Income-Producing Properties

For 2001, revenues and income from the Company’s income-producing properties decreased 27% and 33%, respectively, from the prior year.  The decrease is primarily due to the sale of income properties in 2001 and 2000.  In 2001, income property sales included one mixed-use building, two office buildings and the Chiquita Canyon Landfill.  In addition, 2001 income decreased due to interest expense recorded on the net lease obligation recorded in 2000 in conjunction with the sale of four office buildings.

Revenues in 2000 increased 15% from 1999 while income increased 32% primarily due to suspension of depreciation on income properties during the period the properties were held for sale, which accounted for approximately 56% of the increase in income compared to 1999.  In 2000, four apartment complexes, four office buildings, a neighborhood shopping center and a mixed-use retail property were sold in accordance with the Company’s business strategy to finance the repurchase of partnership units as discussed in the “Income Property and Other Sales” section above.  In addition, improved results from hotel operations, continued high retail occupancy and favorable rents also contributed to increases in revenues and income for 2000.

In December 2000, the Company announced it was no longer marketing for sale the Valencia Town Center regional shopping mall and entertainment center. In August 2000, a potential buyer terminated its due diligence work due to the Chapter 11 bankruptcy filing by Edwards Theatres Circuit, Inc., a major tenant in the mall.  In December 2000, a charge of $4 million was recorded for depreciation that had been suspended during the period the assets were held for sale.  In 2001, Edwards Theatres reaffirmed its current lease for the 12-screen theater in the Valencia Entertainment Center. Edwards Theatres rejected the lease for the original 10-screen theater located in Valencia Town Center regional shopping mall and vacated the location in September 2001.  The Company has filed a claim in the Edwards Theatres’ bankruptcy proceeding for lost rent on the canceled lease space and other expenses.  The Company is in the process of remodeling the former Edwards Theatres space for relocation of the current mall food court.

At December 31, 2001, the occupancy at Valencia Town Center regional shopping mall was 84%, including short-term tenants compared to 99% at December 31, 2000.  The primary contributor to the decrease was the closure in September 2001 of Edwards Theatres’ 10-screen location, which represented approximately 12% of the gross leasable area of the mall.  The Company’s other retail centers continue to have high occupancy rates, with NorthPark Village Square and River Oaks Shopping Center both 100% leased.  Hotel occupancy and average daily rates continue to be strong.  At December 31, 2001, the year-to-date occupancy levels for the Valencia Hilton Garden Inn and Hyatt Valencia Hotel were 85% and 71%, respectively.  These rates are 9% and 4% higher, respectively, than prior year levels.  In addition, the average daily rate at Hyatt Valencia Hotel was 9% higher than prior year while the average daily rate for the Valencia Hilton Garden Inn remained flat.

For 2002, The Company expects the remaining portfolio of income-producing properties to generate revenues and income approximately 6% and 27%, respectively, below 2001’s results primarily due to income property sales in 2001.

Valencia Water Company

Valencia Water Company is a regulated utility and a wholly-owned subsidiary of the Company, serving over 23,000 metered connections. For 2001, revenues increased 4% and income decreased 2% compared to 2000.  Increased revenues were primarily due to a 7.5% growth in metered customers.  The decrease in income was primarily due to higher administrative and legal expenses.  In 2000, revenues increased 8% and income increased 18% compared to 1999 due to the continuing expansion of the utility’s customer base.

In January 2002, Valencia Water Company was notified by the California Public Utilities Commission of the Commission’s desire to perform a review of the utility’s authorized rate of return based upon its approved rate structure.  The review is expected to be completed in 2002 and will likely result in a reduction to Valencia Water Company’s authorized water billing rates.

Agricultural Operations

For 2001, the Company reported revenues of $7.2 million and a loss of $437,000 from agriculture operations, including the Company’s energy operations.  The decrease in revenues compared to the prior year was primarily due to lower prices for citrus and other crops, partially offset by higher gas prices during most of 2001.  The 2001 loss is consistent with the decrease in revenue combined with higher operating expenses.  In 2000, revenues and income decreased as compared to 1999 primarily due to the sale of over 39,000 acres of farm land in 1999 and lower prices for oranges partially offset by higher revenues and income from energy operations due to higher oil and gas prices.

Ranch Sales

No farm land was sold in 2001 or 2000.  In 1999, the Company completed the sale of the 36,000-acre Suey Ranch and the three remaining parcels at the Merced Ranch as part of the Company’s strategy of selling farm land not suitable for development. These sales combined contributed $29.0 million to revenues and $25.0 million to income in 1999.

The Company’s remaining agricultural properties include the 14,000-acre New Columbia Ranch in Madera County and the 1,250-acre Newhall Orchard in Ventura County. Most of the remaining 14,750 acres in Ventura County owned by the Company are leased for cattle grazing.

General and Administrative Expenses

General and administrative expenses decreased 15% in 2001 primarily due to lower compensation expense.  In 2000, a net increase of 1% compared to 1999 was primarily due to an increase of $3.1 million in compensation expense partially offset by a reduction of $2.2 million in land acquisition activities.  General and administrative expenses are expected to decrease approximately 10% in 2002 compared to 2001.

Interest and Other Expense, net

Due to reduced borrowings throughout the year and lower interest rates, 2001 net interest expense was 68% lower compared to 2000.  In 2000, net interest expense increased 73% over 1999 levels due to increased borrowings under credit facilities to temporarily fund partnership unit repurchases prior to the sale of income properties, most of which occurred in December 2000.

FINANCIAL CONDITION

Liquidity and Capital Resources

At December 31, 2001, the Company had cash and cash equivalents of $3.1 million and $146.7 million in available lines of credit, net of $13.7 in letters of credit. Borrowings outstanding totaled $23.7 million against unsecured lines of credit.  No borrowings were outstanding against a revolving mortgage loan. In addition, the Company had fixed rate debt totaling $61.8 million.  The Company believes it has adequate sources of cash from operations and debt capacity, including lines of credit, to finance future operations on both a short- and long-term basis and, combined with anticipated land sales, to fund its approved partnership unit repurchases.  Debt levels are targeted to remain at or below 60% of the appraised value of remaining income-producing properties. The Company ended 2001 with a debt to income portfolio value ratio of 33%, providing adequate debt capacity in 2002 to fund ongoing operations and, along with planned land sales, continue unit repurchases.  Furthermore, at December 31, 2001, there was no debt against raw land or land under development inventories in Valencia.

In May 2001, the Company completed the repurchase program authorized by the Board of Directors in September 1999 of 6,384,446 units (including 884,446 units under a previous authorization), equal to approximately 20% of the outstanding units in September 1999.  The total cost of the unit repurchases was $167.3 million of which 1,484,944 units were repurchased in 2001 for $38.6 million.  Also, in May 2001, the Board of Directors authorized a new unit repurchase program of up to 2,520,000, or 10% of the then outstanding units.   As of December 31, 2001, a total of 970,150 units had been repurchased under this program for $27.6 million, or an average price of $28.49 per unit, and 1,549,850 remained to be repurchased.  Completion of this repurchase program is expected to occur in 2002 and will require approximately $45 million. Repurchases are funded from cash flow generated from normal business operations.

The Company repurchases units from time to time at prevailing prices and, depending on market conditions, either through open market, or unsolicited negotiated transactions.  Factors that could affect the Company’s ability to complete its unit repurchase program include, but are not limited to, governmental approvals, changing market and economic conditions, changing interest rates, challenges to governmental approvals and finding suitable buyers for certain properties.

As of December 31, 2001, there were no material commitments for capital expenditures.  In 2002, the Company expects to invest over $40 million in major roads and freeway improvements to enable the Company to continue its land sales program in Valencia.  Approximately $20 million is expected to be invested in Valencia Town Center regional shopping mall in 2002 and 2003 to remodel the former Edwards Theatres space for relocation of the existing food court and creation of new retail space.  Additionally in 2002, the Company expects to invest approximately $16 million in the completion of TPC Valencia, a Tournament Players Club® championship golf course, in the Company’s Westridge community.

The following discussion relates to principal items in the Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities totaled $78.6 million in 2001.  Cash generated from operating activities included the sale of 232 residential lots, 92.3 acres of industrial/commercial land, the sale of an option on 1,800 acres in Broomfield, Colorado and the sales of four income producing properties, including Chiquita Canyon Landfill.  These combined sales generated $176.9 million cash and $19.7 million in notes.  During the year, an $8.3 million portion of one note was subsequently sold to a bank at par. Notes totaling $10.5 million were collected in 2001 from land sales in prior years.

Expenditures for land under development inventories totaled $82.9 million in 2001 and were primarily related to land preparation and infrastructure to ready land for development or sale.

Net cash provided by operating activities in 2000 totaled $221.7 million and included sales of 208 residential lots, over 108 acres of industrial and commercial land and sales of income properties which included four apartment complexes, four office buildings, a neighborhood shopping center and a mixed-use center. These sales combined provided $239.8 million in cash and $10.5 million in notes.  In addition, notes totaling $49.7 million from land sales in prior years were collected and $5.1 million was received from a right-of-way purchase by Caltrans. The notes collected included $14.4 million from a 1998 land sale note on which the Company recorded a $2.1 million charge to income in 2000 to reduce the note principal and accrued interest to a negotiated $14.4 million payoff amount in return for accelerating the due date to December 2000.

Expenditures for land under development inventories in 2000 totaled $76.1 million and were partially offset by $52.4 million in cost of sales. The expenditures included $69.7 million for land preparation and infrastructure to ready land for development or sale with the remainder primarily for agricultural crop costs.

Net cash provided by operating activities in 1999 totaled $122.4 million and included sales of 1,060 residential lots and homes; 121 acres of industrial and commercial land including two build-to-suit buildings; sale of the Suey Ranch and the remaining property at the Merced and Cowell ranches.  These sales combined provided $222.8 million in cash and $30.2 million in notes.  Expenditures for land under development inventories in 1999 totaled $103.9 million and were more than offset by $112.2 million in cost of sales.  The expenditures primarily were for land preparation and infrastructure to ready land for development or sale, home construction and agricultural crop costs.

Investing Activities

In 2001, expenditures for development of income-producing properties totaled $8.2 million.  The majority of which was attributed to the completion of construction of two office buildings to be occupied by Princess Cruises. The office buildings were sold in December 2000, prior to completion of construction, and the Company was obligated to finish construction of the buildings in 2001.

Expenditures for development of income-producing properties totaled $27.4 million in 2000 and primarily were for the two office buildings that were completed in 2001 and the Valencia Entertainment Center expansion.

Development of income-producing properties in 1999 primarily were related to Montecito apartments and various retail/office/entertainment projects in Valencia Town Center and expenditures totaled $68.0 million.

Purchase of property and equipment expenditures in 2001, 2000 and 1999 primarily were for water utility construction.

Financing Activities

Distributions totaling $12.7 million were paid in 2001 consisting of four quarterly distributions of $.10 per unit each and a $.10 per unit special distribution. On January 15, 2002, a $.10 per unit quarterly distribution and a $.13 per unit special distribution were declared, payable March 11, 2002 to unitholders of record on February 1, 2002.  In 2000, distributions totaling $21.2 million were paid which consisted of four quarterly distributions of $.10 per unit and a $.35 per unit special distribution.  Distributions totaling $19.7 million were paid in 1999 and consisted of four quarterly distributions of $.10 per unit and a $.22 per unit special distribution. The Company’s policy is to provide sufficient distributions, including special distributions, to pay the taxes associated with Company earnings. The declaration of distributions, and the amount declared, are determined by the Board of Directors on a quarterly basis taking into account the Company’s earnings, financial condition and prospects.

In 2001, increases in mortgage and other debt were primarily due to utilization of unsecured lines of credit with lower interest rates instead of a secured revolving mortgage facility and scheduled debt service.

A decrease in mortgage and other debt of $87.2 million in 2000 included an $85 million reduction in lines of credit and the remainder resulted from scheduled debt service on fixed-rate, secured debt. As planned, the Company utilized available debt capacity during the year to temporarily fund the unit repurchase program until major asset and land sales were completed.  Mortgages totaling $49.0 million were assumed by the buyer of the apartment complexes in December 2000 and a $12.0 million note payable was canceled upon divestiture of the Company’s interest in the City Ranch joint-venture with Kaufman and Broad of Southern California, Inc. in September 2000.

In 1999, increases in mortgage and other debt included a $44.7 million portfolio mortgage financing which was replaced with three financings totaling $50 million secured by three apartment complexes and a new $25 million financing secured by two neighborhood shopping centers. Also, in August 1999, a $12.0 million note was recorded in connection with the Company’s acquisition of a 50.1% interest in City Ranch, a joint-venture project with Kaufman and Broad of Southern California, Inc. Borrowings outstanding against lines of credit increased by $36.2 million to $99.4 million at December 31, 1999.  In addition to scheduled debt service on fixed rate debt, decreases in mortgage and other debt in 1999 included the refinanced portfolio mortgage and repayment of a $12 million unsecured financing.

Partnership Unit Repurchases

In 2001, 2000 and 1999, the Company repurchased 2,455,094 units for $66.2 million, 3,175,550 partnership units for $86.5 million and 3,111,278 partnership units for $75.8 million, respectively. For the three-year period ended 2001, the Company has repurchased approximately 27% of its total partnership units outstanding at the end of 1998.

New Accounting Pronouncements

In June 2001, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001.  This pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

In October 2001, the FASB issued Statement of Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), effective for fiscal years beginning after December 15, 2001.  This pronouncement supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and applies to all long-lived assets, including discontinued operations.  SFAS 144 establishes a single accounting model for the impairment and/or disposal of long-lived assets, including discontinued operations.  Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  The Company has not yet completed its evaluation of the impact of the adoption of SFAS 144 but does not expect the pronouncement to have a material impact on the Company’s financial position or results of operations.

FORWARD-LOOKING INFORMATION

Except for historical matters, the matters discussed in this report are forward-looking statements that involve inherent risks and uncertainties.  We have tried, wherever practical, to identify these forward-looking statements by using words like “anticipate,” “believe,” “estimate,” “target”, “project,” “expect,” "plan," and similar expressions.  Forward-looking statements include, but are not limited to, statements about plans; opportunities; anticipated regulatory approvals; negotiations; market and economic conditions; development, construction, and sales activities; and availability of financing.

We caution you not to place undue reliance on these forward-looking statements, which reflect our current beliefs and are based on information currently available to us.  We expressly undertake no obligation to publicly revise or update these forward-looking statements to reflect future events or changes in circumstances.

These forward-looking statements are subject to risks and uncertainties that could cause our actual results, performance, or achievements to differ from those expressed in or implied by these statements. See our risk factors below.

Sales of Real Estate: The majority of the Company’s revenues is generated by its real estate operations. The ability of the Company to consummate sales of real estate is dependent on various factors including, but not limited to, availability of financing to the buyer, agreement with buyers on definitive terms, regulatory and legal issues, and successful completion of the buyer’s due diligence. The fact that a real estate transaction has entered escrow does not necessarily mean that the transaction ultimately will close. Therefore, the timing of sales may differ from that anticipated by the Company. The inability to close sales as anticipated could adversely impact the recognition of revenue in any specific period.

Economic Conditions: Real estate development and commercial income property can be significantly impacted by general and local economic conditions, which are beyond the control of the Company. The Company’s real estate operations are concentrated in north Los Angeles County. The Southern California economy is profoundly affected by the entertainment, technology, defense and certain other segments. Consequently, all sectors of the Company’s real estate operations tend to be cyclical. The regional economy, like that of the state and nationally, has slowed into a recession.  There can be no assurances that the recession will not worsen or the economy will recover in the near future.

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

Competition: The sale and leasing of residential, industrial and commercial real estate is highly competitive, with competition coming from numerous and varied sources. The degree of competition is affected by such factors as the supply of real estate available comparable to that sold and leased by the Company and the level of demand for such real estate. Currently, the residential market in the Santa Clarita Valley, including Valencia, remains strong and has been capturing an increasing portion of Los Angeles County’s new home sales.  However, there is no assurance that this trend will continue.  The industrial market in Valencia is experiencing declining demand and rising vacancy rates since the national and regional economy has slowed and concerns linger over California’s power crisis.  In addition, local competition has intensified as local business parks have opened or are in the planning stages.

Geographic Concentration: The Company’s real estate development activities are focused on the 18,600 acres that it owns in north Los Angeles County. The Company’s entire commercial income portfolio is located in the Valencia area. Therefore, any factors affecting that concentrated area, such as changes in the housing market, economic conditions and environmental factors, which cannot be predicted with certainty, could affect future results.

Exposure to Natural Occurrences and Acts of Terror: The Company’s assets and real estate operations may be adversely affected by natural occurrences such as earthquakes and weather conditions, and acts of terrorism or armed conflict that may cause damage to assets, delay progress and increase the costs of infrastructure construction and land development, and affect the pace of sales.

Government Regulation and Entitlement Risks: In developing its projects, the Company must obtain the approval of numerous governmental authorities regulating such matters as permitted land uses, density and traffic, and the provision of utility services such as electricity, water and waste disposal. In addition, the Company is subject to a variety of federal, state and local laws and regulations concerning protection of health and the environment. This government regulation affects the types of projects which can be pursued by the Company and increases the cost of development and ownership. The Company devotes substantial financial and managerial resources to comply with these requirements. To varying degrees, certain permits and approvals will be required to complete the developments currently being undertaken or planned by the Company. Furthermore, the timing, cost and scope of planned projects may be subject to legal challenges. (See following “Litigation” discussion.) In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. The ability to obtain necessary approvals and permits for its projects may be beyond the Company’s control and could restrict or prevent development of otherwise desirable new projects. The Company’s results of operations in any period will be affected by the amount of entitled properties the Company has in inventory.

Litigation: The land use approval processes the Company must follow to ultimately develop its projects have become increasingly complex. Moreover, the statutes, regulations and ordinances governing the approval processes provide third parties the opportunity to challenge the proposed plans and approvals. As a result, the prospect of, and actual, third-party challenges to planned real estate developments have provided additional uncertainties in real estate development planning and entitlements. Third-party challenges in the form of litigation will, by their nature, adversely affect the length of time required to obtain the necessary approvals. In addition, adverse decisions arising from any litigation increase the costs and may adversely affect the design, scope, plans and profitability of a project.

Environmental Remediation:  The Company owns or formerly owned properties on which the Company may be required to remediate environmental effects of prior releases of contamination by third parties.  Future environmental costs are difficult to estimate because of factors such as, but are not limited to, the unknown magnitude of possible contamination, the unknown timing and extent of remediative actions that may be required, the determination of the Company’s potential liability, and the extent to which such costs are recoverable from third parties or insurance.  In addition, the length of time to perform any required remediation or the successful pursuit of responsible third parties is difficult to predict. The ability to, or length of time required to, remediate any property could increase the costs of, and restrict, prevent or delay the development of a new project.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk primarily due to fluctuations in interest rates.  The Company utilizes both fixed rate and variable rate debt.  At December 31, 2001,  the Company had $23.7 million of variable debt with an average interest rate of 3.30% and $61.8 million of fixed rate debt with interest rates ranging from 7.25% to 8.45%.

The table below presents principal cash flows and related weighted average interest rates of the Company’s long-term fixed rate and variable rate debt at December 31, 2001 by expected maturity dates:

								Fair
Dollars in thousands	2002	2003	2004	2005	2006	Thereafter	Total	Value

Mortgage and Other Debt
Fixed Rate Debt	$4,097	$10,970	$1,509	$1,657	$23,525	$20,053	$61,811	$66,085	(2)
Weighted Average Interest Rate	7.36	8.32	7.38	7.35	7.43	7.70	7.67

Variable Rate Debt (1)	$2,000		$21,700				$23,700	$23,700
Weighted Average Interest Rate	3.39		3.29				3.30

(1)         The Company has a $50 million revolving mortgage facility which bears interest at LIBOR plus 1.40%, against which no borrowings were outstanding at December 31, 2001.  The Company also has unsecured lines of credit consisting of a $130 million line on which the interest rate is LIBOR plus 1.25% - 1.45% and a $2 million line on which the rate is LIBOR plus 1.35%, against which borrowings of $21.7 million and $2 million were outstanding, respectively, at December 31, 2001.  The amounts set forth in the table above assume that the outstanding amounts under the variable rate credit facilities will be repaid at the facilities’ respective maturity dates.  Management believes that these lines will be renewed at maturity with similar terms, subject to market conditions existing at the times of renewal.  A $10 million line of credit which matured in November 2001 was not renewed by the Company.

(2)         The fair values of the Company’s fixed rate debt either approximate carrying value or are estimated using discounted cash  flow analyses based in the Company’s current incremental borrowing arrangements ranging from 5.0% to 7.5%.

The table below presents principal cash flows and related weighted average interest rates of the Company’s long-term fixed rate and variable rate debt at December 31, 2000 by expected maturity dates:

								Fair
Dollars in thousands	2001	2002	2003	2004	2005	Thereafter	Total	Value

Mortgage and Other Debt
Fixed Rate Debt	$1,362	$1,481	$10,970	$1,509	$1,657	$43,578	$60,557	$60,557
Weighted Average Interest Rate	7.57	7.55	8.32	7.35	7.37	7.55	7.68

Variable Rate Debt	$12,000	$2,000					$14,000	$14,000
Weighted Average Interest Rate	7.94	7.97					7.94

There is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.  The Company manages its interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt in order to maintain variable rate exposure at an acceptable level and by taking advantage of favorable market conditions for long-term debt.  In addition, the Company’s guideline for total debt is not to exceed 60% of the appraised value of the income portfolio.  As of December 31, 2001 the Company’s debt to income portfolio ratio as 33%.

Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

Reports of Independent Auditors

Consolidated Statements of Income for the years ended
December 31, 2001, 2000 and 1999

Consolidated Balance Sheets at
December 31, 2001 and 2000

Consolidated Statements of Cash Flows for the years
ended December 31, 2001, 2000 and 1999

Consolidated Statements of Changes in Partners’ Capital
for the years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Report of Independent Auditors

The Board of Directors of Newhall Management Corporation and Partners of The Newhall Land and Farming Company:

We have audited the accompanying consolidated balance sheet of The Newhall Land and Farming Company and Subsidiaries (the “Company”) as of December 31, 2001 and the related consolidated statement of income, changes in partners’ capital, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of their operations and their cash flows the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

Los Angeles, California	/s / DELOITTE & TOUCHE LLP
January 15, 2002

************************************************

Report of Independent Auditors

The Board of Directors of Newhall Management Corporation and Partners of The Newhall Land and Farming Company:

We have audited the accompanying consolidated balance sheet of The Newhall Land and Farming Company and subsidiaries as of December 31, 2000, and the related consolidated statements of income, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Newhall Land and Farming Company and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Los Angeles, California	/s/ KPMG LLP
January 16, 2001

Consolidated Statements of Income

	Years ended December 31,
In thousands, except per unit	2001	2000	1999

Revenues
Real estate
Residential home and land sales	$15,701	$27,210	$109,608
Industrial and commercial sales	162,839	295,119	109,200
Commercial operations
Income-producing properties	42,258	58,219	50,459
Valencia Water Company	13,601	13,132	12,202
Agriculture
Operations	7,216	7,288	12,080
Ranch sales	—	—	28,957
Total Revenues	241,615	400,968	322,506

Costs and Operating Expenses
Real estate
Residential home and land sales	15,902	23,361	71,904
Industrial and commercial sales	58,807	196,508	67,936
Community development	12,527	11,501	12,257
Commercial operations
Income-producing properties	27,151	35,629	33,332
Valencia Water Company	10,268	9,715	9,302
Agriculture
Operations	7,653	6,281	8,567
Ranch sales	—	—	3,995
Total Costs and Operating Expenses	132,308	282,995	207,293

Operating Income	109,307	117,973	115,213
General and administrative expense	(12,470)	(14,642)	(14,431)
Interest and other expense, net	(5,780)	(17,935)	(10,390)
Net Income	$91,057	$85,396	$90,392

Net Income Per Unit	$3.60	$3.09	$2.88

Net Income Per Unit — Assuming Dilution	$3.56	$3.05	$2.85

See notes to consolidated financial statements

Consolidated Balance Sheets

	December 31
In thousands	2001	2000

Assets
Cash and cash equivalents	$3,050	$3,717
Accounts and notes receivable	17,310	17,154
Land under development	85,317	53,988
Land held for future development	22,029	22,419
Income-producing properties held for sale, net	2,322	12,720
Income-producing properties, net	143,163	147,785
Property and equipment, net	72,763	67,631
Investment in joint ventures	743	591
Other assets and deferred charges	13,607	16,536
	$360,304	$342,541
Liabilities and Partners’ Capital
Accounts payable	$21,544	$28,267
Accrued expenses	47,371	59,765
Deferred revenues	13,681	3,137
Mortgage and other debt	85,511	74,557
Advances and contributions from developers for utility construction	34,200	32,166
Other liabilities	22,786	25,445
Total liabilities	225,093	223,337
Commitments and contingencies (Note 9)

Partners’ capital
24,374 units outstanding, excluding 12,398 units in treasury (cost - $304,335) at December 31, 2001 and 26,590 units outstanding, excluding 10,182 units in treasury (cost - $242,098) at December 31, 2000	135,211	119,204
	$360,304	$342,541

See notes to consolidated financial statements

Consolidated Statements of Cash Flows

	Years ended December 31,
In thousands	2001	2000	1999

Cash Flows from Operating Activities:
Net income	$91,057	$85,396	$90,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,597	13,800	15,296
(Increase) decrease in land under development	(31,329)	(8,436)	9,670
(Increase) decrease in accounts and notes receivable	(156)	42,766	(31,312)
(Decrease) increase in accounts payable, accrued expenses and deferred revenues	(8,637)	(4,863)	9,847
Cost of property sold	15,435	82,608	26,617
Loss on sale of office buildings	–	4,888	–
Loss on divestiture of joint venture	–	4,445	–
Write-down of note receivable	–	2,149	–
Other adjustments, net	642	(1,012)	1,840
Net cash provided by operating activities	78,609	221,741	122,350
Cash Flows from Investing Activities:
Development of income-producing properties	(8,231)	(27,441)	(67,988)
Purchase of property and equipment	(8,895)	(9,669)	(8,672)
Investment in joint ventures	(152)	(84)	(4,190)
Net cash used in investing activities	(17,278)	(37,194)	(80,850)
Cash Flows from Financing Activities:
Distributions paid	(12,733)	(21,213)	(19,746)
Borrowings on mortgage and other debt	27,000	82,600	115,698
Repayment of mortgage and other debt	(16,046)	(169,845)	(62,506)
Increase (decrease) in advances and contributions from developers for utility construction	2,034	6,476	(776)
Purchase of partnership units	(66,135)	(82,306)	(75,818)
Other, net	3,882	1,834	1,084
Net cash used in financing activities	(61,998)	(182,454)	(42,064)
Net (Decrease) Increase in Cash and Cash Equivalents	(667)	2,093	(564)
Cash and Cash Equivalents, Beginning of Year	3,717	1,624	2,188
Cash and Cash Equivalents, End of Year	$3,050	$3,717	$1,624
Supplemental Disclosure of Cash Flow Information:
Interest paid (net of amount capitalized)	$5,694	$20,504	$13,396
Supplemental Schedule of Non-Cash Investing and Financing Activities:

Divesture of joint venture	–	$16,469	–
Note payable in connection with investment in joint venture	–	(12,024)	$12,024
Assumption of debt on sale of real estate	–	(48,999)	–
Payable for unit repurchases	$(64)	(4,232)	–

See notes to consolidated financial statements

Consolidated Statements of Changes in Partners’ Capital

	Number of Units	Partners’ Capital
In thousands

Balance at December 31, 1998	32,676	$143,813
Net income	–	90,392
Distributions	–	(19,746)
Purchase of partnership units	(3,111)	(75,818)
Unit ownership plans and other, net	103	1,084
Balance at December 31, 1999	29,668	139,725
Net income	–	85,396
Distributions	–	(21,213)
Purchase of partnership units	(3,176)	(86,538)
Unit ownership plans and other, net	98	1,834
Balance at December 31, 2000	26,590	119,204
Net income	–	91,057
Distributions	–	(12,733)
Purchase of partnership units	(2,455)	(66,199)
Unit ownership plans and other, net	239	3,882
Balance at December 31, 2001	24,374	$135,211

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

December 31, 2001

Note 1. Organization

The Newhall Land and Farming Company, a California Limited Partnership (“the Company” or “the Partnership”), is organized as a publicly traded limited partnership. The general partners of the Company are Newhall Management Limited Partnership, the Managing General Partner, and Newhall General Partnership. Two executive officers and the Managing General Partner are the general partners of Newhall General Partnership.

Note 2. Business Segments and Summary of Significant Accounting Policies

Nature of Operations and Business Segments

The Company operates in two lines of business: real estate and agriculture. The business segments of the Company’s real estate operations consist of residential; industrial and commercial; development and operation of income-producing properties; Valencia Water Company, a public water utility; and community development. Agriculture consists primarily of farming and energy operations and sales of non-strategic farm land.

Information as to identifiable assets, capital expenditures and depreciation for these segments is summarized and reconciled in Note 10. Significant accounting policies related to the Company’s segments are:

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

Home Sales

The Company’s income from home sales comes from sales of completed single- and multi-family homes to homebuyers through joint ventures. The Company records revenues and income as the venture closes escrow on sales to homebuyers.  Since 1999, the Company has not had any homebuilding joint ventures.

Industrial and Commercial

Industrial and commercial land sales and respective land under development inventories are accounted for under the same criteria as described in the Residential Land Sales section.

The industrial and commercial division is also responsible for the development of the Company’s income-producing properties.  Upon completion of construction, the property is reported with Income-Producing Properties.

Community Development

Preliminary planning and entitlement costs are charged to expense when incurred. After the earlier of specific plan or tentative map approval, certain development costs are capitalized to the identified project.

Income-Producing Properties

The Company owns and leases shopping centers, hotels, commercial buildings and land to tenants. Rents are typically based on the greater of a percentage of the lessee’s gross revenues or a minimum rent. Most lease agreements require that the lessee pay all taxes, maintenance, insurance and certain other operating expenses applicable to leased properties.

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

Central Administration

Central Administration includes the Company’s corporate functions including executive offices, treasury, tax, employee relations, corporate accounting, finance, information systems, headquarters facilities, secretary/legal, investor relations, market research, internal audit and, in prior years, land acquisition.  Except for certain costs relating to the headquarters facilities and specific services billed to Valencia Water Company, expenses for these functions are expensed as general and administrative expenses and are not allocated to the Company’s operating business segments.

Other general accounting policies are:

Basis of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated.

Reclassifications: Certain reclassifications have been made to prior years’ amounts to conform to the current year presentation.

Joint Ventures: The equity method is used to account for an investment a joint venture with Hilton Inns, Inc., which is not controlled by the Company.  A joint venture with Kaufman and Broad of Southern California, Inc. was divested in 2000 and a $5.2 million loss was recorded within Residential Home and Land Sales in connection with the divestiture and expenses incurred prior to the divestiture.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents.

Income-Producing Properties: Property and Equipment: Property is stated at the lower of cost or market. Depreciation is provided on the straight-line basis over the estimated useful lives of the various assets without regard to salvage value. Lives used for calculating depreciation are as follows: buildings – 25 to 40 years; equipment – 3 to 10 years; water supply systems, orchards and other – 5 to 75 years.

Impairment of Assets: Long-lived assets and assets held for sale are reviewed for impairment whenever events or changes in circumstances indicate that an impairment may have occurred.  No impairment loss was recorded in 2001. In 2000, an impairment loss of $4.9 million was recorded within Industrial and Commercial Sales on four office buildings held for sale, which subsequently were sold.

There is no depreciation expense recorded on assets held for sale. Income-Producing Properties Held for Sale avoided depreciation expense of $378,000 for 2001 and $2.5 million for 2000.  Revenues from operations of Income-Producing Properties Held for Sale continue to be reported with Commercial Operations – Income-Producing Properties in the accompanying consolidated statements of income.  For 2001 and 2000, revenues from such properties, after the properties were classified as held for sale, totaled $586,000 and $6.8 million, respectively.

Environmental Matters: Environmental clean-up costs are charged to expense or established reserves when incurred and are not capitalized. Reserves are recorded for environmental clean-up costs when remediation efforts are probable and can be reasonably estimated. To date, environmental clean-up costs have not been significant.

Management’s Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities, the disclosure of any contingent assets or liabilities and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the estimates made.

Income Taxes: The partnership is not a taxable entity; accordingly, no provision for income taxes has been made in the consolidated financial statements. Partners are taxed on their allocable share of the Partnership’s earnings, which is reportable on their income tax returns.

The Revenue Act of 1987 contained provisions which, in some cases, taxes publicly traded partnerships as corporations. Beginning in 1998, 90% of the Partnership’s gross income, as defined, must be derived from rent, sales of real estate, interest, and income from other “natural resources” as provided in Internal Revenue Section 7704. The Partnership’s 2001, 2000 and 1999 gross income qualifies under this provision and the Company expects to continue to be taxed as a partnership for the foreseeable future.

Amounts per Partnership Unit: The following is a reconciliation of the numerators and denominators of the basic and diluted income net per unit computations:

(in 000’s except per unit)	Income (numerator)	Income (denominator)	Per Unit

For the year ended December 31, 2001
Net income per unit - basic
Net income available to unitholders	$91,057	25,284	$3.60
Effect of dilutive securities
Unit options	–	296	(.04)
Net income per unit – diluted	$91,057	25,580	$3.56
For the year ended December 31, 2000
Net income per unit - basic
Net income available to unitholders	$85,396	27,658	$3.09
Effect of dilutive securities
Unit options	–	311	(.04)
Net income per unit – diluted	$85,396	27,969	$3.05
For the year ended December 31, 1999
Net income per unit - basic
Net income available to unitholders	$90,392	31,388	$2.88
Effect of dilutive securities
Unit options	–	280	(.03)
Net income per unit – diluted	$90,392	31,668	$2.85

New Accounting Pronouncements:  SFAS No. 142 – Goodwill and Other Intangible Assets is effective for fiscal years beginning after December 15, 2001.  This pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

SFAS No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets is effective for fiscal years beginning after December 15, 2001.  This pronouncement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and applies to all long-lived assets, including discontinued operations.  SFAS No. 144 establishes a single accounting model for the impairment and/or disposal of long-lived assets, including discontinued operations.  Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  The Company has not yet completed its evaluation of the impact of the adoption of SFAS No. 144 but does not expect a the pronouncement to have a material impact on the Company’s financial position or results of operations.

Note 3. Federal Income Tax Results of the Partnership

The Partnership has elected under Section 754 of the Internal Revenue Code to adjust the basis of property upon the purchase of units by investors. For investors who purchase units, this election provides for the reflection of the investor’s price of the units in the tax basis of the Partnership’s properties. The excess of the purchase price over the monetary assets and liabilities is allocated to real estate assets and results in a new basis which is used to calculate operating expenses for tax purposes.

At December 31, 2001, the net tax basis of the Company’s assets and liabilities exceeded the Company’s consolidated financial statement basis of its assets and liabilities by $233,143,000. This excess amount does not reflect the step-up in asset basis allocated to individual partners upon purchase of units subsequent to the formation of the Partnership.

The Partnership’s tax returns for the past four years are subject to examination by federal and state taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the tax basis amounts may be subject to change at a later date upon final determination by the taxing authorities.

Note 4. Disclosures About Fair Value of Financial Instruments

The estimated fair values of certain of the Company’s financial instruments are as follows:

	December 31,
	2001		2000
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Notes receivable from land sales	$11,711	$11,711	$10,470	$10,470
Mortgage and other debt	85,511	89,785	74,557	74,557
Advances from developers for utility construction	10,265	2,851	10,627	2,866

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

Mortgage and Other Debt: The fair values of the Company’s fixed rate debt either approximate carrying value or are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements ranging from 5.0% to 7.5%.

Advances from Developers for Utility Construction: Generally, advances are refundable to the developer without interest at the rate of 2.5% per year over 40 years. The fair value is estimated as the discounted value (12%) of the future cash flows to be paid on the advances.

Note 5. Composition of Certain Financial Statement Captions

	December 31,
In thousands	2001	2000

Accounts and notes receivable
Trade receivables, less allowance for doubtful accounts of $1,588 and $1,297, respectively	$1,934	$1,588
Notes receivable from land sales	11,711	10,470
Unbilled accounts receivable
Agriculture	549	647
Other	1,289	1,712
Other	1,827	2,737
	$17,310	$17,154
Land under development
Valencia
Residential development	$52,343	$25,154
Industrial and commercial land development	32,687	28,522
Agriculture	287	312
	$85,317	$53,988
Income-producing properties held for sale
Office	$2,720	$8,503
Other	–	7,311
	2,720	15,814
Accumulated depreciation	(398)	(3,094)
	$2,322	$12,720
Income-producing properties
Land	$36,600	$34,822
Buildings	132,432	106,916
Other	8,754	10,468
	177,786	152,206
Accumulated depreciation	(36,790)	(30,201)
	140,996	122,005
Properties under development	2,167	25,780
	$143,163	$147,785
Property and equipment
Land	$3,760	$3,759
Buildings	6,022	5,974
Equipment	9,770	9,470
Water supply systems, orchards and other	87,462	81,620
Construction in progress	5,115	5,545
	112,129	106,368
Accumulated depreciation	(39,366)	(38,737)
	$72,763	$67,631

	December 31,
In thousands	2001	2000

Other assets and deferred charges
Prepaid expenses	$1,649	$2,583
Unamortized loan fees	657	1,190
Deferred charges and assets of Valencia Water Company	4,499	4,516
Other	6,802	8,247
	$13,607	$16,536
Accrued expenses
Deferred compensation	$8,800	$12,898
Operating and other accruals	15,161	16,924
Project accruals	8,313	10,399
Lease obligation, net	10,798	10,803
Other	4,299	8,741
	$47,371	$59,765
Other liabilities
Warranty and other reserves	$4,068	$6,089
Deferred taxes of Valencia Water Company	6,698	6,317
Other	12,020	13,039
	$22,786	$25,445

Note 6. Commercial Leases

As of December 31, 2001, minimum lease payments to be received under non-cancelable operating leases and a lease obligation to be paid in conjunction with the sale of four office buildings are as follows:

In thousands

Lease Receipts

Lease Obligation

2002	$15,883		$1,645
2003	13,490		1,694
2004	13,036		1,745
2005	10,885		1,797
2006	10,116		1,851
Thereafter

61,374

13,471

	$124,784	*	$22,203

*  The amount does not include contingent rentals which may be received under certain leases based on lessee sales. For the years ended December 31, 2000 and 1999, contingent rentals also include receipts received from apartment rentals until the Company sold its four apartment complexes in December 2000. Contingent rentals received for the years ended December 31, 2001, 2000, and 1999 were (in thousands) $2,666, $15,778 and  $12,606, respectively.

Note 7. Mortgage and Other Debt

	Interest Rates	December 31,
In thousands		2001	2000

Unsecured lines of credit	Variable	$23,700	$2,000
Prudential (shopping center loans)	7.44%	24,157	24,549
Prudential (ranch mortgage)	8.45%	9,840	10,080
Pacific Life (Valencia Water Company)	8.00%	11,000	11,000
Wells Fargo (Valencia Town Center)	–	–	12,000
Community facilities bonds (Valencia Town Center)	7.33%*	14,198	14,928
Vidler Water Company (water rights)	7.25%	2,616	–
		$85,511	$74,557

*Weighted-average rate

In November 2000, the Company replaced its existing bank lines, totaling $159 million, with a $130 million three-year, unsecured line of credit from Wells Fargo and Bank of America. The interest rate is LIBOR plus 1.25% - 1.45% and the commitment fee is .25% per annum of the unused portion. In addition, the Company has a $2 million unsecured line of credit with Valencia Bank & Trust on which the rate is LIBOR plus 1.35%.  Letters of credit outstanding against available lines of credit totaled $13.7 million and $21.2 million, respectively, at December 31, 2001 and 2000.

In September 1999, the Company completed two financings totaling $25 million with Prudential Insurance Company of America.  Each loan is secured by a retail shopping center and is due in seven years.  Principal and interest are paid monthly based on a 7.44% interest rate and 25-year amortization.

The Prudential ranch mortgage is a non-recourse mortgage financing secured by the 14,000-acre New Columbia Ranch property. The terms of the note call for interest payments on each May 1 and November 1 and annual principal payments of $240,000 until maturity on November 1, 2003.

Valencia Water Company has an $11 million financing with Pacific Life secured by the utility’s property and equipment. The terms of the financing call for semi-annual interest payments with the principal payable in full at maturity on June 1, 2009. The loan is not guaranteed by the Company. Valencia Water Company also has available a $2 million line of credit with Wells Fargo which is not guaranteed by the Company.

In November 2000, a $50 million revolving mortgage facility secured by Valencia Town Center replaced a $40 million facility.  The facility bore interest at LIBOR plus 1.25% and was scheduled to mature in November 2001.  In October 2001, the facility was renewed for 3 years plus a 2 year extension and bears interest at LIBOR plus 1.40% during the initial term and LIBOR plus 1.45% during the extension term.

In October 1992, tax-exempt community facilities bonds were issued to finance a portion of the costs of certain public infrastructure improvements located within or in the vicinity of Valencia Town Center, the Company’s regional shopping mall. The bonds will be repaid over 20 years from special taxes levied on the mall property.

In March 2001, Vidler Water Company, Inc. (“Vidler”) assigned to the Company a portion of the water rights Vidler is party to in the Semitropic Water Storage District.  The Company acquired these water rights for the development of Newhall Ranch.  In May 2001, the Company executed a $2.6 million Vidler promissory note for the water rights with interest at 7.25% and a May 21, 2002 maturity date.

Annual maturities of mortgage and other debt are approximately (in thousands) $6,097 in 2002, $10,970 in 2003, $23,209 in 2004, $1,657 in 2005, $23,525 in 2006 and $20,053 thereafter.

Interest Expense, Capitalized Interest and Interest Income: During 2001, 2000, and 1999, total interest expense incurred amounted to (in thousands) $5,714, $20,622, $13,910, net of $1,481, $329 and $1,563, which was capitalized, respectively. Interest income from investments and notes receivable totaled (in thousands) $478 in 2001, $3,000 in 2000 and $3,949 in 1999.

Note 8. Employee Benefit Plans

Incentive Compensation Plan:  Under the terms of the Company’s Executive Incentive Plan, the Board of Directors may authorize incentive compensation awards to key management personnel of up to 7% of income. The Board of Directors authorized awards of $4,020,000 (4.4%), $4,728,000 (5.5%) and $5,164,000 (5.7%) for the years ended December 31, 2001, 2000 and 1999, respectively.

Unit Compensation Plans: The Company has two unit-based compensation plans which are described below.  The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its plans.  Accordingly, compensation expense is only recognized for market price fluctuations in connection with option appreciation rights under the unit option plan. Had compensation costs been determined consistent with SFAS No. 123, the Company’s net income and net income per unit would have been reduced to the pro forma amounts indicated on the following page:

	Years ended December 31,
In thousands, except per unit	2001	2000	1999

Net Income
As reported	$91,057	$85,396	$90,392
Pro forma	88,322	81,050	86,168
Income Per Unit
As reported - assuming dilution	$3.56	$3.05	$2.85
Pro forma	3.45	2.90	2.72

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

Generally, non-qualified options and appreciation rights are exercisable 25% after the end of each of the first four years and terminate in ten years.  The following non-qualified, market price options, all without appreciation rights, were granted: 2001 - 327,198; 2000 - 316,707; 1999 - 270,784.  An expense of $393,000 was recorded in 2001, a recovery of $400,000 was recorded in 2000 and no expense or recovery was recorded in 1999 for market price fluctuations in connection with option appreciation rights granted prior to 1992. Restricted unit rights granted prior to July 2000 as part of the Company’s Management Unit Ownership Program vest 20% at the end of each of the first five years.  Unit rights granted subsequent to July 2000 vest at 33% at the end of each of the first three years.  The following restricted unit rights were granted: 2001 - 10,830; 2000 - 6,205; 1999- 4,342.

In November 1997, the Board of Directors granted premium price options for key executives tied to the performance of the Company’s partnership units. Options totaling 2.45 million units were granted to key executives. The number of options granted was larger than the Company’s typical market-price option program due to the increased risks associated with the premium price and forfeiture provisions and was in lieu of market price options for the executives over the three-year period ended November 2000. Under the terms of the program, participants were granted options in two tranches, each of which had a five-year option life and becomes exercisable in three years but is subject to forfeiture if certain performance criteria are not met.  The second tranche was canceled in November 2000 because price objectives were not met.  At December 31, 2000, 891,200 units of the 1997 grant were outstanding.  In November 2000, a total of 490,000 premium price options were granted to key executives.  All of these options were outstanding at December 31, 2001.

In October 2001, the Board of Directors approved a grant of 64,000 restricted units to key executives.  The restrictions lapse on 50% of the units in October 2004 and on the remainder in October 2005.  An expense of $86,000 was recorded in 2001 based upon the vesting provisions and market price at the date of grant.

The per unit weighted-average fair value of non-qualified, market price options granted in 2001, 2000 and 1999 was $8.72, $9.35 and $8.12, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 2001 - distribution yield of 2.62%, expected volatility of 26.7%, risk-free interest rate of 4.77% and expected life of 10 years; 2000 - distribution yield of 2.85%, expected volatility of 29.5%, risk-free interest rate of 6.06% and expected life of 10 years; 1999 - distribution yield of 3.0%, expected volatility 29.7%, risk-free interest rate of 6.0% and an expected life of 10 years.

The per unit weighted-average fair value of premium price options granted in 1997 was $3.53 for the first tranche and $3.82 for options granted in 2000 using the Black-Scholes option pricing model with the following weighted- average assumptions: 1997 grant - distribution yield of 1.6%, expected volatility of 21.0%, risk-free interest rate of 6.4%, expected life of five years; 2000 grant - distribution yield of 2.4%, expected volatility of 23.3%, risk-free interest rate of 6.1%, expected life of five years.

At December 31, 2001, 720,533 units were available for future grants. A summary of the status of the Company’s Option/Award Plan is presented below:

	Units	Weighted Average Exercise Price
Outstanding at December 31, 1998	3,876,052	$27.96
Granted	275,126	24.14
Exercised	(76,087)	15.67
Canceled	(608,448)	31.04
Outstanding at December 31, 1999	3,466,643	27.34
Granted	812,912	27.58
Exercised	(80,414)	16.99
Canceled	(1,225,853)	30.22
Outstanding at December 31, 2000	2,973,288	25.42
Granted	402,028	29.07
Exercised	(181,248)	18.45
Canceled	(30,115)	26.21
Outstanding at December 31, 2001	3,163,953	$26.11

At December 31, 2001 and 2000, the number of options exercisable was 2,231,101 and 1,863,610, respectively, and the weighted-average exercise price of those options was $25.71 and $24.70, respectively.

The following summarizes information about outstanding options at December 31, 2001:

Range of Exercise Prices	Number Outstanding*	Weighted-Average Exercise Price	Weighted-Average Remaining Life
$13.00-$16.75	506,375	$14.93	2.9
$19.75-$27.88	696,013	$24.63	7.3
$28.00-$31.30	1,878,420	$29.94	3.7

* Excludes 19,145 restricted units granted as part of the Company’s Management Unit Ownership Program

The following summarizes information about exercisable options at December 31, 2001:

Range of Exercise Prices	Number Outstanding	Weighted-Average Exercise Price
$13.00-$16.75	506,375	$14.93
$19.75-$27.88	380,388	$23.55
$28.00-$31.30	1,344,338	$30.39

Employee Unit Purchase Plan: Under the terms of the Employee Unit Purchase Plan, employees may have up to 15% of their base salary withheld to purchase the Company’s partnership units. The purchase price is a specified percentage (no less than 85% and no more than 100%, as determined by the Plan Administrator for each purchase period) of the lower of the market price on the first day of the purchase period or the last day of the purchase period.  At December 31, 2001, a total of 202,693 units is available for future issuance under the plan.

Under the plan, the Company sold 7,340, 8,922 and 9,996 units to employees in 2001, 2000 and 1999, respectively. The weighted-average fair value of the purchase discount was $1.78 for 2001, $1.63 for 2000 and $2.33 for 1999, using the Black-Scholes model with the following assumptions: expected life of seven months due to salary withholdings throughout the year; distribution yield of 2.33% and expected volatility of 24.10% for 2001, distribution yield of 2.3% and expected volatility of 24.1% for 2000, distribution yield of 2.2% and expected volatility of 29.4% for 1999; risk-free interest rate of 6.00% for 2001, 4.39% for 2000 and 4.54% for 1999; and an exercise price equal to 85% of the lower of the market price on the first day of the purchase period and the market price on the last day of the purchase period.

Retirement Plans: The Retirement Plan is a defined benefit plan that is Company funded and qualified under ERISA. Generally, all employees of the Company and subsidiaries of the Company are eligible to participate in the Retirement Plan after one year of employment and attainment of age 21. Participants’ benefits accumulated through December 31, 1996 are calculated as 40.5% of the highest average annual earnings up to Social Security covered compensation, plus 60% of average annual earnings in excess of covered compensation, reduced pro rata for years of service less than 30. Benefits which accumulate after January 1, 1997 are calculated as 32.4% of the Social Security wage base and 48% of the excess over covered compensation.

The Company’s contribution to the Retirement Plan is determined by consulting actuaries on the basis of customary actuarial considerations, including total covered payroll of participants, benefits paid, earnings and appreciation in the Retirement Plan funds.

The Board of Directors has adopted a Pension Restoration Plan, pursuant to which the Company will pay any difference between the maximum amount payable under ERISA and the amount otherwise payable under the Plan.

The Company’s funding policy is to contribute no more than the maximum tax-deductible amount. Plan assets are invested primarily in equity and fixed income funds.

The cost of the Company’s Supplemental Executive Retirement Plan and a Retirement Plan for Directors who were retired prior to the termination of the plan in 1997 was $102,000 in 2001, $109,000 in 2000 and $105,000 in 1999.

The following table sets forth the plans’ funded status and amounts recognized in the Company’s consolidated financial statements for the Retirement and the Pension Restoration Plans:

	December 31,
In thousands	2001	2000

Change in Benefit Obligation
Projected benefit obligation, beginning of year:	$28,826	$23,809
Service cost	714	677
Interest cost	1,946	1,715
Benefits paid	(5,511)	(1,079)
Actuarial (gain) loss	(643)	3,704
Projected benefit obligation, end of year	$25,332	$28,826

Change in Plan Assets
Plan assets, beginning of year:	$20,901	$19,502
Actual (loss) return on plan assets	(1,944)	2,477
Employer contribution	3,571	1
Benefits paid	(5,511)	(1,079)
Plan assets, end of year	$17,017	$20,901

Funded status	$(8,315)	$(7,925)
Unrecognized transition obligation	-	-
Unrecognized prior service cost	594	686
Unrecognized loss	3,416	2,300
Net amount recognized - accrued benefit cost	$(4,305)	$(4,939)

	December 31,
In thousands	2001	2000	1999

Components of Net Periodic Benefit Cost
Service cost	$714	$677	$838
Interest cost	1,946	1,715	1,505
Expected return on plan assets	(1,844)	(1,671)	(1,650)
Amortization of unrecognized transition obligation	-	(34)	(34)
Amortization of unrecognized prior service cost	92	92	92
Amortization of unrecognized loss	141	60	105
Pension expense	$1,049	$839	$856

The projected benefit obligation, accumulated benefit obligation (ABO) and fair value of assets for the plan with assets less than ABO (Pension Restoration Plan) were $5,596,199, $1,980,424 and $0 at December 31, 2001 and $11,101,624, $3,668,964 and $0 at December 31, 2000, respectively.

	December 31,
	2001	2000
The assumptions used in the accounting were:
Discount rate	7.25%	7.75%
Rate of increase in compensation levels	5.00%	5.00%
Expected long-term return of assets	9.00%	9.00%

Employee Savings Plan: The Company has an Employee Savings Plan which is available to all eligible employees. Certain employee contributions may be supplemented by Company contributions. Company contributions approximated $496,000 in 2001, $451,000 in 2000 and $438,000 in 1999.

Deferred Cash Bonus Plan: In February 1991, the Compensation Committee of the Board of Directors awarded deferred bonuses payable January 15, 1999. The amount paid was based upon the relative percentage return on the market value of the Company’s units compared to the percentage return on the Standard and Poor’s 500 Index over a nine-year period. A total of $176,500 was earned and paid in 1999 under this program.

Other Benefits: The Company does not provide postretirement or postemployment benefits other than those plans described above and, as such, there is no obligation to be recognized under SFAS Nos. 106 and 112.

Note 9. Commitments and Contingencies

The Company is involved in litigation and various claims, including those arising from its ordinary conduct of business. Management is of the opinion that the ultimate liability from this litigation will not materially affect the Company’s consolidated financial statements. The Company believes it has adequate insurance to protect itself against any future material property and casualty losses in excess of established reserves.

In the ordinary course of business, and as part of the entitlement and development process, the Company is required to provide performance bonds to the County of Los Angeles and the City of Santa Clarita to assure completion of certain public facilities. At December 31, 2001, the Company had performance bonds outstanding totaling approximately $171 million.

As a significant landowner, developer and holder of commercial properties, there exists the possibility that environmental contamination conditions may exist that would require the Company to take corrective action. The Company believes such costs will not materially affect the Company’s consolidated financial statements.

Note 10. Business Segment Reporting

The Company’s reportable business segments and respective accounting policies of the segments are the same as those described in Note 2 - Business Segments and Summary of Significant Accounting Policies. Management

evaluates segment performance based primarily on revenues and contribution to income before allocation of incentive compensation.

Interest income and expenses are evaluated and reported on a consolidated net basis and are not allocated to the Company’s business segments.

The following table provides financial information regarding management’s measures of the Company’s business segments and other significant items and also provides a reconciliation to the Company’s consolidated totals:

	Year Ended December 31, 2001
In thousands	Revenues	Contribution to Income	Depreciation and Amortization	Assets	Capital Expenditures

Real Estate
Residential	$15,701	$166	$120	$40,456	$-
Industrial and commercial	162,839	105,017	-	43,171	-
Community development	-	(11,562)	73	35,750	98
Income-producing properties	42,258	15,269	7,963	152,916	8,231
Valencia Water Company	13,601	3,581 (a)	2,521	71,807	8,165
Agriculture	7,216	(309)	446	6,133	306
Central administration	-	(9,446)	474	10,071	326
	241,615	102,716	11,597	360,304	17,126
Interest and other expense, net	-	(5,780)	-	-	-
All other	-	(5,879)	-	-	-
Consolidated Total	$241,615	$91,057	$11,597	$360,304	$17,126

	Year Ended December 31, 2000
In thousands	Revenues	Contribution to Income	Depreciation and Amortization	Assets	Capital Expenditures

Real Estate
Residential	$27,210	$4,335	$120	$12,702	$-
Industrial and commercial	295,119	99,475	6	71,741	-
Community development	-	(10,799)	70	30,557	64
Income-producing properties	58,219	22,752	10,475	141,477	27,441
Valencia Water Company	13,132	3,633 (a)	2,247	66,539	8,974
Agriculture	7,288	1,115	477	6,510	220
Central administration	-	(12,180)	405	13,015	411
	400,968	108,331	13,800	342,541	37,110
Interest and other expense, net	-	(17,935)	-	-	-
All other	-	(5,000)	-	-	-
Consolidated Total	$400,968	$85,396	$13,800	$342,541	$37,110

	Year Ended December 31, 1999
	Revenues	Contribution to Income	Depreciation and Amortization	Assets	Capital Expenditures

In thousands

Real Estate
Residential	$109,608	$38,424	$116	$27,505	$-
Industrial and commercial	109,200	42,104	10	116,666	10,546
Community development	-	(11,597)	66	19,725	138
Income-producing properties	50,459	17,307	12,127	253,214	57,442
Valencia Water Company	12,202	3,200 (a)	2,017	60,272	7,437
Agriculture	41,037	28,715	613	17,541	586
Central administration	-	(11,371)	347	9,901	511
	322,506	106,782	15,296	504,824	76,660
Interest and other expense, net	-	(10,390)	-	-	-
All other	-	(6,000)	-	-	-
Consolidated Total	$322,506	$90,392	$15,296	$504,824	$76,660

All of the Company’s real estate operations are conducted on the Company’s properties in north Los Angeles County.  Agricultural operations are conducted on the Company’s properties in Southern and Central California.  Accordingly, financial information based on geographic area is not presented.

Sales by business segment to individual customers representing more than 10% of the Company’s consolidated revenues are as follows:

	2001	2000	1999
In thousands
Industrial and Commercial	$65,000	$201,251	-

(a) Includes income tax expense of (in thousands) $1,933 in 2001, $1,847 in 2000 and $1,463 in 1999.

Note 11. Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for the Company fluctuates due to the uneven nature of real estate closing activity and the skewing of results by individual large sales. The following is a summary of selected quarterly financial data for 2001 and 2000:

	Quarter
	First		Second		Third		Fourth
In thousands, except per unit	2001	2000	2001	2000	2001	2000	2001	2000

Revenues	$22,534	$28,364	$105,777	$55,319	$37,216	$46,470	$76,688	$270,815
Operating Income	4,915	8,860	81,500	12,923	4,041	6,981	18,851	89,209
Net income (loss)	1,039	3,197	75,337	6,348	486	(612)	14,195	76,463
Net income (loss) per unit - basic*	0.04	0.11	2.94	0.23	0.02	(0.02)	0.58	2.85
Net income (loss) per unit - assuming dilution*	0.04	0.11	2.91	0.22	0.02	(0.02)	0.57	2.83

* Due to unit repurchases during the year, quarterly per unit amounts do not add up to the total per unit for the year

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Company

The Partnership was reorganized from a corporation to a California limited partnership on January 8, 1985. The general partners of the Partnership are Newhall Management Limited Partnership and Newhall General Partnership. Two executive officers and Newhall Management Limited Partnership are the general partners of Newhall General Partnership. Newhall Management Corporation and Newhall General Partnership are the general partners of Newhall Management Limited Partnership.

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

The duties and responsibilities of directors are carried out by the Board of Directors of Newhall Management Corporation. Each voting shareholder of Newhall Management Corporation also is a director of Newhall Management Corporation (“Corporation”) and only voting shareholders may be directors of the Corporation. Every voting shareholder and director has a number of votes in all matters equal to the number of votes of every other voting shareholder and director. Upon ceasing to be a director, a shareholder may be a nonvoting shareholder for a period of time prior to the repurchase of his or her shares by the Corporation. See further discussion of the shareholders’ agreement and voting trust agreement below.

The shareholder-directors of Newhall Management Corporation are as follows:

Gary M. Cusumano, age 58, was appointed President and Chief Executive Officer of the Corporation in March 2001, and previously served as President and Chief Operating Officer of the Corporation and the former managing general partner from 1989 to March 2001. Mr. Cusumano has served as a director of the Corporation since 1995. Mr. Cusumano is a director of Henry Mayo Newhall Memorial Hospital, California Chamber of Commerce and the California Business Roundtable.

Thomas V. McKernan, Jr., age 57, has served as a director of the Corporation since 1994. Mr. McKernan has been President and Chief Executive Officer of the Automobile Club of Southern California since 1991. He is a director of Blue Shield of California, the American Automobile Association, Payden & Rygel Investment Group, Forest Lawn Memorial Park, California Chamber of Commerce, Los Angeles Area Chamber of Commerce, Orthopaedic Hospital, California Business Roundtable and Los Angeles Police Foundation.

Henry K. Newhall, age 63, has served as a director of the Corporation, the former managing general partner and the predecessor corporation, respectively, since 1982. Dr. Newhall retired in 1998 as General Manager, Technology, Oronite Additives Division of Chevron Chemical Company. He served in various managerial and consulting positions with Chevron since 1971.

Jane Newhall, age 88, has served as a director of the Corporation, the former managing general partner and the predecessor corporation, respectively, since 1960. Ms. Newhall, a private investor, is a director of the Henry Mayo Newhall Foundation. She is a life trustee of Mills College, the San Francisco Theological Seminary, and the Graduate Theological Union.

Peter T. Pope, age 67, has served as a director of the Corporation since 1992. Mr. Pope served as Chairman of Pope & Talbot, Inc. from 1990 to 2000 and as Chief Executive Officer from 1971 until his retirement in 1999. He is a director and general partner of Pope Resources, and a director of Pope & Talbot, Inc.

Carl E. Reichardt, age 70, has served as a director of the Corporation, the former managing general partner and the predecessor corporation, respectively, since 1980. Mr. Reichardt was Chairman of the Board of Directors of Wells Fargo & Company and Wells Fargo Bank, N.A. from 1983 until 1994 and a director until 1998. He is a director and Vice Chairman of Ford Motor Company. He also is a director of The Irvine Company, HCA Inc., PG&E Corporation, ConAgra Foods Inc., McKesson HBOC, Inc. and HSBC Holdings PLC.

Thomas C. Sutton, age 59, has served as a director of the Corporation since 1991. He has been Chairman of the Board and Chief Executive Officer of Pacific Life Insurance Company since 1990. Mr. Sutton is a director of Edison International, The Irvine Company, Association of California Life Insurance Companies, American Council of Life Insurance and California Chamber of Commerce.

Barry Lawson Williams, age 57, has served as a director of the Corporation since 1996. Mr. Williams served as President and Chief Executive Officer of The American Management Association International from November 2000 to June 2001. Mr. Williams also has been President of Williams Pacific Ventures, Inc., a venture capital consulting and business mediation firm that he founded, and a general partner of WDG Ventures Ltd., a real estate development fund, since 1987. Mr. Williams is a director of PG&E Corporation, CH2M Hill, Ltd., Simpson Manufacturing Company, R.H. Donnelly & Co., USA Education, Inc. (Sallie Mae), Synavant Inc. and Kaiser Permanente. He is a trustee of Northwestern Mutual Life Insurance Company.

Ezra K. Zilkha, age 76, has served as a director of the Corporation, the former managing general partner and the predecessor corporation, respectively, since 1977. Since 1956, Mr. Zilkha has been President of Zilkha & Sons, Inc., a private investment company. He is a director of the International Center for the Disabled, and Chairman of the Board and a director of Heartland Technology, Inc. Mr. Zilkha is a trustee of The American Society of the French Legion of Honor, trustee emeritus of Wesleyan University and an honorary trustee of the Brookings Institution.

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

The limited partnership agreement (the “Partnership Agreement”) of the Partnership requires the general partners to own at least one percent (1%) of the total number of Partnership units outstanding at all times. In order to meet this 1% requirement, the shareholder-directors had originally contributed Partnership units as capital to the former managing general partner. The determination as to how many Partnership units each shareholder-director would contribute was based upon the shareholdings of the shareholder-director in the predecessor corporation and his or her ability to contribute such Partnership units in order that the general partners would own at least 1% of the total number of Partnership units outstanding at all times.

Messrs. Henry Newhall and Zilkha each effectively have contributed to Newhall Management Limited Partnership a total of 72,000 Partnership units. Ms. Newhall effectively has contributed to Newhall Management Limited Partnership a total of 71,650 Partnership units. Mr. Cusumano effectively has contributed to Newhall Management Limited Partnership a total of 66,020 Partnership units. Mr. Thomas E. Dierckman, Senior Vice President of the Corporation, effectively has contributed 20 Partnership units to Newhall Management Limited Partnership. Messrs. Reichardt, Pope, Sutton, McKernan and Williams each effectively have contributed to Newhall Management Limited Partnership a total of 2,000 Partnership units. The Partnership units contributed to Newhall Management Limited Partnership total 291,690 or 1.1% of the total number of Partnership units outstanding at December 31, 2001.

A unitholder receives the same distributions from the Partnership with regard to his or her Partnership units regardless of whether such Partnership units are represented by limited partner interests in Newhall Management

Limited Partnership or by general partner interests in Newhall Management Limited Partnership (which in turn are represented by common stock in the Corporation). All Partnership distributions and allocations to Newhall Management Limited Partnership with respect to the Partnership units held by such partner will be passed on to each limited partner of Newhall Management Limited Partnership or shareholder of the Corporation as distributions in proportion to the actual number of units or shares beneficially owned by such limited partner or shareholder, as the case may be.

The shareholder-directors of the Corporation and the Corporation are parties to a shareholders’ agreement and a voting trust agreement. These agreements provided for the transfer of all the shares of Newhall Management Corporation to a voting trust, held in the name of the Trustee. The Secretary of Newhall Management Corporation serves as Trustee. In all matters the Trustee will vote all the shares in accordance with the direction of a majority of the shareholder-directors, with each shareholder-director having one vote on each matter (irrespective of the actual number of shares beneficially owned by such person).

The shareholders’ agreement and the bylaws of the Corporation restrict the ability of a shareholder-director to transfer ownership of shares of the Corporation. Certain events, such as failure to own at least one limited partner unit in Newhall Management Limited Partnership, failure to consent to a Subchapter S election under the Internal Revenue Code, failure to re-execute the trust agreement, ceasing to serve as a director, failure of a shareholder-director’s spouse to sign any required consent, a material breach by a shareholder-director of the shareholders’ agreement or voting trust agreement, a levy upon the shares of a shareholder, or a purported transfer of shares to someone other than a new or existing director upon approval of the Board of Directors, are considered to be repurchase events. Upon such a repurchase event, the shareholder must immediately resign as a director and the shareholder will lose voting rights under the voting trust agreement. Upon the occurrence of a repurchase event, a shareholder’s shares will be repurchased by the Corporation or the Corporation may direct their purchase by a successor director. The Corporation has agreed to repurchase for cash equal to the market value of the Partnership units representing such shares (or provide for the purchase of) all shares of a shareholder-director subject to a repurchase event within one year of the repurchase event and to use its best efforts to effect such repurchase (purchase) as soon as possible after the repurchase event. There can be no assurance that the Corporation will be able to find a replacement for a departing shareholder-director who will purchase shares.

The shareholders’ agreement expires if Newhall Management Corporation ceases to serve as the managing general partner of the managing general partner of the Partnership, or Newhall Management Limited Partnership ceases to be the managing general partner of the Partnership, if all parties to the shareholders’ agreement consent to its termination, or with respect to any individual shareholder, upon the repurchase of all the shareholder’s shares.

The term of the voting trust is limited by law to 10 years, but a party to the voting trust will be deemed to have resigned as a director of the Corporation and will have to sell his shares, subject to repurchase by the Corporation, unless, at the times provided in the voting trust agreement, the party re-executes and renews the voting trust for the purpose of keeping it continually in effect. In July 2000, the shareholder-directors extended the voting trust agreement for an additional 10 years. The voting trust agreement terminates if Newhall Management Corporation ceases to serve as a general partner of the managing general partner of the Partnership, or Newhall Management Limited Partnership ceases to be the managing general partner of the Partnership, or with respect to any individual shareholder if a shareholder no longer owns any shares.

The shareholder-directors, as limited partners, are also parties to the limited partnership agreement of Newhall Management Limited Partnership. The limited partnership agreement has restrictions on transfer similar to the shareholders’ agreement and provides for repurchase of the limited partnership units of a limited partner upon the occurrence of repurchase events which are similar to those of the shareholders’ agreement, including the cessation of being a director by a limited partner in the case of a limited partner who is a director.

Upon the occurrence of a repurchase event, Newhall Management Limited Partnership would have one full year to transfer Partnership units representing the limited partner’s interest to the limited partner. A limited partner could not compel the return of Partnership units for at least one year from the date a limited partner chooses to obtain return of Partnership units. Even then, Newhall Management Limited Partnership cannot, and cannot be compelled to, distribute Partnership units to the limited partner if Newhall Management Limited Partnership would thereafter own less than 1% of the Partnership’s Partnership units.

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

The general partners of Newhall General Partnership are Newhall Management Limited Partnership, the chief executive officer of Newhall Management Corporation and another officer or director of Newhall Management Corporation selected from time to time by the board of directors of Newhall Management Corporation. Gary M. Cusumano and Thomas E. Dierckman are general partners of Newhall General Partnership. For as long as Newhall Management Limited Partnership serves as a general partner of the Partnership, Newhall Management Limited Partnership shall serve as a general partner of Newhall General Partnership and the individual general partners of Newhall General Partnership shall be the chief executive officer of Newhall Management Corporation and another officer or director selected by the board of directors of Newhall Management Corporation.

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

After giving effect to 2-for-1 unit splits on December 20, 1985 and January 29, 1990, each of the partners of Newhall General Partnership has contributed twenty Partnership units to Newhall General Partnership. No additional capital contributions are required. The income, losses and distributions allocated to Newhall General Partnership with respect to the units will be allocated among the partners of Newhall General Partnership in the ratio of the units contributed by each of them.

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

Executive Officers of the Corporation

	Age	Date of Office

Gary M. Cusumano

58

President and Chief Executive Officer		03/01
President and Chief Operating Officer		07/89

Thomas E. Dierckman	53
Senior Vice President - Valencia Division		03/01
Senior Vice President - Commercial and Industrial, Valencia Division		09/94

Stuart R. Mork	49
Senior Vice President and Chief Financial Officer		01/96
Vice President and Chief Financial Officer		01/95

Daniel N. Bryant	42
Vice President - Asset Management		01/98
Director - Asset Management		07/96
Director - Property Management and Leasing		12/94

Kevin C. Farr

41

Vice President - Residential, Valencia Division		01/01
Executive Vice President - Valencia Company		09/99
Senior Vice President - Valencia Company		03/98
Senior Vice President /Controller - Valencia Company		12/96
Controller - Residential Division		12/95

Donald L. Kimball

44

Vice President - Finance and Controller		01/97
Vice President - Controller		07/94

Margaret M. Lauffer

42

Vice President - Marketing and Communications		12/00
Vice President - Corporate Communications		12/94

Ross J. Pistone

46

Vice President - Operations		01/98
Senior Vice President - Valencia Company		12/95

Trude A. Tsujimoto	48
Vice President, Secretary and General Counsel		01/02
Secretary and General Counsel		04/99

Steven D. Zimmer	54
Vice President - Newhall Ranch Division		07/99
Partner - Rupp, Holmberg & Zimmer		1992-07/99

The officers serve at the pleasure of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Corporation’s executive officers and directors, the general partners, and persons who own more than ten percent of the Company’s Partnership units, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company assists its executive officers, directors and general partners to file their Section 16(a) reports and retains a copy of the forms filed. Based upon our review of copies of the reports and on written statements from our executive officers, directors and general partners, the Company believes that all such forms were filed on a timely basis by the executive officers, directors and general partners during 2001.

Item 11. Executive Compensation

                The following tables set forth information as to each of the five highest paid Executive Officers and the former Chief Executive Officer and their compensation for services rendered to the Company and its subsidiaries:

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards		Payouts

				Other	Restricted	Number of		All
				Annual	Stock	Securities		Other
Name and			Bonus	Comp.	Awards	Underlying	LTIP	Comp.
Principal Position	Year	Salary	(1)	(2)	(3)	Options/SARs	Payouts	(4)
Gary M. Cusumano	2001	$410,200	$823,934	$66,000	$886,400			$53,962
President and	2000	336,000	543,200	66,500		100,000		61,462
Chief Executive Officer	1999	336,000	704,880	66,980				43,506

Thomas E. Dierckman	2001	251,400	285,600	50,513	443,200			29,090
Senior Vice President	2000	271,000	286,650	6,050		80,000		26,070
	1999	226,000	256,396	5,250				20,278

Thomas L. Lee *	2001	149,400		19,853				3,628,621
Chairman and	2000	440,000	727,500	63,550		230,000		79,657
Chief Executive Officer	1999	440,000	930,600	61,425				52,795

Stuart R. Mork	2001	298,100	259,350	2,747	443,200			25,888
Senior Vice President and	2000	275,000	254,150	600		80,000		23,536
Chief Financial Officer	1999	230,000	239,890	560				18,614

Ross J. Pistone	2001	159,200	110,656			16,000		20,687
Vice President	2000	150,000	108,045			16,000		11,794
	1999	140,000	97,347			15,000		9,508

Steven D. Zimmer	2001	199,200	138,220			16,000		5,841
Vice President	2000	190,000	123,165			16,000		2,519
(5)	1999	102,100	77,099			3,000		515

* Retired in March 2001.

(1)    Represents bonus accrued during the current calendar year based on earnings for such period and paid in the subsequent calendar year. A part of the 2001 bonus was paid in partnership units in accordance with the Company’s Management Unit Ownership Program as follows: Mr. Mork ($84,350) and Mr. Zimmer ($69,110). Part of the 2000 and 1999 bonuses were paid in partnership units as follows: Mr. Cusumano (2000 - $271,600); Mr. Dierckman (2000 - $106,650; 1999 - $51,279); Mr. Lee (2000 - $363,750); Mr. Mork (2000 - $54,150; 1999 - $97,190); Mr. Pistone (1999 - $37,964) and Mr. Zimmer (2000 - $61,582; 1999 - $38,546).

(2)    Includes general partner fees paid to Messrs. Cusumano, Dierckman and Lee as general partners of Newhall General Partnership as follows: Mr. Cusumano (2001 - $60,000; 2000 - $60,000; 1999 - $60,000); Mr. Dierckman (2001 - $45,000) and Mr. Lee (2001 - $15,000; 2000 - $60,000; 1999 - $60,000). In addition, for 2001, 2000, and 1999 director fees of $4,000 each were paid to Messrs. Cusumano and Dierckman as directors of a wholly-owned subsidiary. The balance are tax preparation/estate planning fees.

(3)    The aggregate restricted unit holdings and value at December 31, 2001, were as follows: Mr. Cusumano (32,000 units - $947,200); Mr. Dierckman (16,000 units - $473,600) and Mr. Mork (16,000 units - $473,600). Partnership unit distributions (dividends) will be paid by the Company on the restricted units in the same amounts paid on all outstanding units. In addition, as of December 31, 2001, Messrs. Cusumano, Dierckman, Mork, Pistone and Zimmer have accrued 3,640, 4,073, 2,292, 1,016 and 965, unit rights under the Company’s Management Unit Ownership Program, respectively, which entitles them to receive one partnership unit for each unit right under certain circumstances.  The amounts set forth in the table above reflect the value of restricted units on the date of grant.

(4)    Totals include the following:  Company matching contributions to the Employee Savings Plan and Savings Restoration Plan, excess life insurance premiums, the value of the purchase discount of units purchased under the Employee Unit Purchase Plan for Mr. Pistone, long-term disability insurance premium for Mr. Cusumano and a severance payment of $3,588,464 to Mr. Lee.

(5)    Hired May 1999

Option / SAR Grants in Last Fiscal Year

	Individual Grants
Name	Number of Securities Underlying Options/SARs Granted		% of Total Options/SARs Granted To Employees in Fiscal Year	Excercise Or Base Price ( $ / Sh )	Expiration Date	Value of Options as of Grant Date as Computed by the Modified Black-Scholes Options Valuation Model (2)
Gary M. Cusumano

Thomas E. Dierckman

Thomas L. Lee

Stuart R. Mork

Ross J. Pistone	16,000	(1)	5%	$29.10	7-17-11	$139,520

Steven D. Zimmer	16,000	(1)	5%	29.10	7-17-11	139,520

(1)   Non-qualified options without appreciation rights granted at 100% of fair market value on the date of grant. Options are exercisable 25% at the end of each of the first four years following date of grant and expire ten years after date of grant.

(2)   The modified Black-Scholes Options Valuation Model modifies the Black-Scholes formula to include the impact of distributions and to allow option exercise prior to maturity.  A distribution yield of 2.6% was used in the model.

Aggregated Option / SAR-Exercises in Last Fiscal Year
and Fiscal Year End Option / SAR Values

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End		Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End(1)
Name	Shares Acquired On Exercise (#)	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Gary M. Cusumano	6,651	$196,900	406,198	66,666	$1,671,109	$106,666

Thomas E. Dierckman	4,036	120,120	265,626	53,333	1,085,005	85,333

Thomas L. Lee	50,000	565,000	683,118	-	2,110,520	-

Stuart R. Mork	2,018	60,060	263,626	53,333	1,067,555	85,333

Ross J. Pistone	-	-	33,600	38,500	190,610	81,013

Steven D. Zimmer	-	-	5,500	29,500	18,863	48,163

Total	62,705	$942,080	1,657,668	241,332	$6,143,662	$406,508

(1)   Based on the difference in the unit price of $29.60 at December 31, 2001 and the exercise price of the underlying options.

Employee Benefit Plans

The following are descriptions of the principal employee benefit plans of the Company.

Retirement Plans

Under the Retirement Plan, participants’ benefits are calculated as 40.5% of the average annual compensation, including salary and bonus, of the highest five calendar years of the preceding ten years up to Social Security covered compensation, plus 60% of the average annual compensation in excess of covered compensation, reduced pro rata for years of service less than 30. Benefits, which accumulate after January 1, 1997, are calculated at 32.4% of the social security wage base and 48% of the excess over covered compensation. Under the Pension Restoration Plan, the Company will pay any difference between the ERISA and Internal Revenue Code maximum amount payable under the Retirement Plan and the amount otherwise payable, including amounts restricted by the compensation limit.

The following table reflects the estimated annual benefits paid as a single life annuity upon retirement at age 65 under the Retirement Plan and Pension Restoration Plan at various assumed compensation ranges and credited years of service:

	Years of Service
Compensation	10	20	30	40
$125,000	$20,000	$43,000	$65,000	$68,000
200,000	33,000	71,000	108,000	113,000
275,000	47,000	99,000	152,000	158,000
350,000	60,000	127,000	195,000	203,000
425,000	73,000	155,000	238,000	248,000
450,000	77,000	165,000	252,000	263,000
500,000	86,000	184,000	281,000	293,000
550,000	95,000	202,000	310,000	323,000
600,000	104,000	221,000	339,000	353,000
750,000	130,000	278,000	425,000	443,000
800,000	139,000	296,000	454,000	473,000

Credited years of service as of December 31, 2001 (to the nearest whole year) and average annual compensation for the highest five years of the last ten years are as follows: 32 years and $770,000 for Mr. Cusumano; 19 years and $440,000 for Mr. Dierckman; 14 years and $440,000 for Mr. Mork; 15 years and $195,000 for Mr. Pistone and 3 years and $135,000 for Mr. Zimmer.

Retention and Change of Control Severance Programs

The Partnership has entered into severance agreements with Messrs. Cusumano, Dierckman, Mork, Pistone, Zimmer and other vice presidents, which agreements provide benefits in the event of a “change of control.” Under the provisions of the severance agreements, a “change of control” is deemed to have occurred when (i) any “person” (other than a trustee or similar person holding securities under an employee benefit plan of the Partnership, or an entity owned by the unitholders in substantially the same proportions as their ownership of units) becomes the beneficial owner of 25% or more of the total voting power represented by the Partnership’s then outstanding voting securities, (ii) Newhall Management Corporation is removed as managing general partner of Newhall Management Limited Partnership, (iii) the holders of the voting securities of the Partnership approve a merger or consolidation of the Partnership with any other entity, other than a merger or consolidation which would result in the voting securities of the Partnership outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 75% of the total voting power represented by the voting securities of the Partnership or such surviving entity outstanding immediately after such merger or consolidation, or (iv) a plan of complete liquidation of the Partnership is adopted or the holders of the voting securities of the Partnership approve an agreement for the sale or disposition by the

Partnership (in one transaction or a series of transactions) of all or substantially all the Partnership’s assets. Entitlement to benefits arises if, within two years following a change of control, the executive officer’s employment is terminated or if he or she elects to terminate his or her employment following action by the Partnership which results in (i) a reduction in salary or other benefits, (ii) change in location of employment (iii) a change in position, duties, responsibilities or status inconsistent with the executive officer’s prior position or a reduction in responsibilities, duties, or offices as in effect immediately before the change in control, or (iv) the failure of the Partnership to obtain express assumption by any successor of the Partnership’s obligations under the severance agreement.

Benefits payable under the severance agreement with Mr. Cusumano consist of (i) payment in a single lump sum equal to base salary and general partners fees for three years, (ii) payment in a single lump sum of three times the average bonus payments for the two fiscal years preceding the change in control, (iii) continuation of participation in insurance and certain other fringe benefits for three years, (iv) immediate vesting of deferred compensation, nonqualified retirement benefits, options and other unit-based rights, (v) a retirement benefit equivalent to the additional benefits that would have accrued under retirement plans if employment had continued for two years, and (vi) reduction of required service for full retirement benefits from 30 years to 20 years through a non-qualified arrangement. The benefits payable to Messrs. Dierckman and Mork are the same as for Mr. Cusumano except that base salary, bonus and fringe benefits would be paid for two years and the retirement benefit for one year. Messrs. Pistone and Zimmer and other vice presidents will receive base salary, bonus and fringe benefits for one year under the severance agreements. Benefits payable under the agreements are in lieu of any severance benefits under the Partnership’s general severance policy. The agreements are not contingent upon the executive officers actively seeking other employment, but provide for offset of fringe benefits provided by a new employer.

Effective March 2001, the Partnership entered into retention agreements with Messrs. Cusumano, Dierckman and Mork, which agreements provide severance benefits in the event the respective executive’s employment is involuntarily terminated without cause and which termination did not arise from a change of control described above. Benefits payable to Mr. Cusumano under the retention agreement consist of (i) payment in a single lump sum equal to three times his then current base salary (including general partner fees) on the termination date, (ii) payment in a single lump sum equal to three times the average of the bonus payments for the three years preceding the termination date, and (iii) immediate vesting of unit options and other unit-based rights or compensation. In the event the involuntary without cause termination occurs in the last two calendar quarters, a pro-rated bonus will be payable by the Partnership at the same time and under the same terms as the Partnership’s annual incentive bonuses for that year. The benefits payable to Messrs. Dierckman and Mork are similar to Mr. Cusumano’s except that base salary and bonus lump sum amounts would be equal to two times their respective base salary and three-year average bonus. Benefits payable under the retention agreements are in lieu of any severance benefits under the change of control severance agreement described above, or the Partnership’s general severance policy.

Compensation of the Directors

The Partnership Agreement provides that the compensation of the general partners and their partners, directors, officers and employees shall be determined by Newhall Management Limited Partnership. Both the Compensation Committee and the Nominating/Corporate Governance Committee of the Board of Directors of Newhall Management Corporation, the managing general partner of Newhall Management Limited Partnership, have been granted authority by the Board of Directors to determine certain compensation issues. Non-employee members of the Board receive annual retainer fees of $24,000 for serving on the Board, $2,000 for serving on the Audit Committee and $1,000 for serving on any other committee of the Board. In addition, non-employee directors receive a fee of $1,000 for attending each meeting of the Board or committee of which they are a member. Committee chairpersons receive a fee of $500 in addition to the regular meeting fee for each committee meeting they conduct. Employees serving on the Board of Directors do not receive directors’ fees. Directors’ compensation may be deferred until separation from the Board. Deferred amounts earn interest at the Wells Fargo Bank prime rate. Members of the Board of Directors will also receive reimbursement for travel and other expenses related to attendance at meetings of the Board of Directors and of the committees. In addition, the Partnership Agreement requires the Partnership to reimburse Newhall Management Limited Partnership for any federal or California income taxes imposed upon the managing general partner or its managing general partner as a result of its activities as managing general partner. Under the terms of the 1995 Option/Award Plan each non-employee Board member may elect to have all or any portion of his or her annual retainer fees paid in Partnership units or in options thereon instead of cash.

The 1995 Option/Award Plan also provides each non-employee director who served on the Board on January 18, 1995, and each subsequent newly elected or appointed non-employee director, with a non-statutory option (“Automatic Option”) to purchase 1,500 depositary units. On the third Wednesday of July of each year that occurs after January 18, 1995, each continuing non-employee director will automatically receive an Automatic Option to purchase 500 Partnership units. Each Automatic Option vests immediately and has a term of 10 years. Generally, the non-employee director may exercise his or her option for a period of 3 months after termination of service as a non-employee director for any reason other than death or “retirement,” 12 months after the date of death and 36 months after the date of “retirement.” “Retirement” means the first day the non-employee director ceases to serve as a non-employee director after serving as a non-employee director for at least five years.

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

Compensation Committee Interlocks and Insider Participation

In June 1994, Valencia Water Company, a wholly-owned subsidiary of the Company, borrowed $11 million from Pacific Life Insurance Company at a rate of 8% per annum. The terms of the loan require semi-annual interest payments with principal due at maturity.  Interest payments for the year ended December 31, 2001 totaled $880,000.  In addition, in 1993 and 1994 the Company acquired two variable life insurance policies for its two senior executive officers with face amounts of approximately $1.5 million each from Pacific Life. The policy originally acquired for Thomas L. Lee was surrendered in 2001. The policy for Gary M. Cusumano remains in force. The annual premium cost in 2001 was $50,000.  Thomas C. Sutton, a director of the Corporation, is Chairman of the Board and Chief Executive Officer of Pacific Life Insurance Company.

All of the foregoing transactions are at rates and terms believed to be comparable to those of similar transactions with unrelated parties.

Report of the Compensation Committee of the Board of Directors of Newhall Management Corporation

Compensation Committee Charter

The Compensation Committee, which is comprised of independent directors, evaluates the performance of the Chief Executive Officer, determines or approves compensation of all executive officers of the Company and reviews management development issues. It has regularly scheduled meetings two times a year, and meets at other times as appropriate. During 2001, the Committee met four (4) times.

Senior Management Compensation Philosophy

The Company believes its success is greatly influenced by the caliber of its employees. The Company’s compensation program for senior management is designed to attract, motivate and retain a highly skilled, professional and dedicated work force. In this regard, the Company’s senior management compensation program consists of:

•	Base salary compensation tied to prevailing real estate industry compensation practices.
•	Annual merit and incentive pay compensation (bonuses) primarily relate to the Company’s and the manager’s performance for the previous fiscal year.

•

Long-term incentive compensation in the form of unit options, restricted units and unit rights directly tied to increasing unitholder value. This component of compensation can be highly volatile because it is directly related to the Company’s unit price performance.

The Company’s objective is for the base salary, annual incentive compensation and long-term incentive compensation of senior management to approximate the median levels for an industry comparison group consisting primarily of real estate companies with which the Company competes for executive talent. From year-to-year, however, relative compensation levels may vary due largely to variances in individual and Company performance. The companies with which the Company competes for executive talent are not the same as those in the Wilshire Real Estate Operating Company Index shown in the stock performance graph. In addition, for managers other than the Chief Executive Officer, there is a subjective element to incentive compensation which relates to his or her success in meeting individual business and personal goals determined at the beginning of each year. The goals for the business segment he or she manages are based primarily on increasing unitholder values through profitability, net cash generation and, most importantly, the value of the Company’s landholdings.

Base Salary Compensation

The base salary for each executive officer is determined on the basis of an evaluation of the responsibilities of each position compared to other positions in the Company and to base salary levels in effect for comparable positions at the Company’s principal competitors for executive talent. In addition, the qualifications of the executive officer, including training and experience, is considered in determining base salary. Salaries are reviewed periodically and adjustments may be made, as appropriate, to each executive officer’s base salary. External salary data provided to the Committee by independent compensation survey and consulting firms indicate that salaries for 2001 generally were at median level.

Annual Merit and Incentive Compensation (Bonuses)

For 2001, the annual bonuses paid under the Company’s Executive Incentive Plan were determined on the basis of the Company’s earnings, the net cash generated for unit repurchases and attainment of individual goals. Target earnings, target net cash flow generation and individual goals were developed at the beginning of the year. Target bonuses are determined as percentages of base salaries for each management group based upon ability to influence the success of the Company and are generally set to produce bonuses comparable to other real estate companies over a period of time. At the end of the year, bonuses were determined by utilizing the percentages of Company and individual goals achieved as compared to the Company and individual goals determined at the beginning of the year. The aggregate amount of such incentive bonuses may not exceed 7% of the Company’s net income after deducting the incentive awards. The target bonuses (except for Mr. Cusumano’s bonus) are recommended by the Company’s Chief Executive Officer, Mr. Cusumano, and approved by the Compensation Committee and the Board of Directors.

Senior executives are paid a portion of their current year’s bonus in Partnership units until they reach their unit ownership guidelines described below. Additionally, any manager may elect to receive all or any part of his or her annual bonus in Partnership units and to defer receipt of such Partnership units for up to five (5) years.

The total of the bonuses paid for 2001 was $4.02 million (or 4.4% of 2001 income after deducting bonuses), versus $4.728 million in 2000 (or 5.5% of income after deducting bonuses), a slight decrease (less than 1%) from 2000 to 2001.

The incentive targets for 2001 were focused on net cash generation for the Company’s unit repurchase program, the same focus as for 2000, but a change from the prior years’ targets that focused incentives on the Company’s earnings. For purposes of the Incentive Plan, “net cash generation” included cash from all sources including operations, land sales and asset sales, minus all uses of cash, including operating expenses, infrastructure  and inventory expenditures, principal reductions required by asset sales, Partnership distributions and capital expenditures. Approximately 296% of the targeted “net cash generation” was achieved for 2001.

Long-Term Incentive Compensation

The Committee endorses the view that equity ownership of the Company aligns management’s and unitholders’ interests and thereby enhances unitholders’ value. The equity component of long-term incentive compensation includes unit options, appreciation rights, restricted units, unit rights and bonuses paid in Partnership units (described above) under the Company’s 1995 Option/Award Plan. Option awards are generally made at mid-year to key management personnel who are in positions to make substantial contributions to the long-term success of the Company. These awards vest and are expected to grow in value over time and for that reason represent compensation which is attributable to service over a period of up to ten years. This focuses attention on managing the Company from the perspective of an owner with an equity stake in the business.

The size of the unit options granted to each executive officer is based on the aggregate exercise price. Generally it is set at a multiple of salary which the Committee deems appropriate in order to create a meaningful opportunity for ownership based upon the individual’s current position with the Company. The unit options granted also take into account comparable awards to individuals in similar positions in the industry, as reflected in external surveys, and the individual’s potential for future responsibility and promotion over the option term.

The Company adopted unit ownership guidelines for senior executives, which encourage senior executives to own units having a market value of at least 50% of base salary. As an inducement to purchase Partnership units, the Company offers one unit right for every five units purchased. A unit right entitles the recipient to receive one Partnership unit for each unit right. Historically, unit rights vested at the rate of 20% a year over a five-year period. Unit rights granted after July 2000 vest at the rate of 33 1/3% per year over a three-year period.

In November 1997, a special grant of premium price options was made to the Company’s senior executive officers to provide them additional incentive to deliver near-term, substantial price growth in the outstanding Partnership units and to enhance their incentive compensation to be more comparable with that of other publicly-traded real estate companies. The options were granted in two tranches, both of which were exercisable in three years provided certain price performance objectives were met. The first tranche vesting requirements provided that the optioned units granted in the tranche would vest if during the three-year period commencing on the date of grant: 1) the unit market price of the Partnership units increased by 25% from the date of grant (to $31.30 per unit) and that unit market price was sustained or exceeded for at least ten of twenty consecutive trading days; or 2) total return on a Partnership unit equaled or exceeded the 75th percentile of shares of a peer group of other publicly-traded real estate companies. The first tranche vested during 1998 because the price requirement was met. The second tranche would have vested if: 1) the unit market price of the Partnership units increased by 33 1/3% from the date of grant (to $33.39 per unit) and was sustained or exceeded for at least ten of twenty consecutive trading days; or 2) met the total return requirement previously described. Neither the unit price requirement nor the total return requirement for the second tranche were accomplished during the requisite three-year period. Consequently, the second tranche premium price options expired. The first tranche of the premium price options that vested in 1998 expire in November 2002.

The premium price options were intended to replace market price options for three years. Consequently, no options were granted to the senior executive officers during the subsequent three-year period. At the end of the three-year period, the Compensation Committee requested an independent compensation consulting firm to assess senior executive compensation, including long-term incentive compensation, as compared to other publicly-held real estate companies. The assessment determined that senior executive total compensation generally was below the median for the Company’s competitors. Consequently, in November 2000 the Committee granted new premium price options to four senior executive officers at an exercise price of $28.00, which was approximately 21.5% above the then current unit market price. The options vest at a rate of 33 1/3% per year commencing on the first anniversary date of the grant and will expire five years following the grant date.

In 2001, the Committee requested an independent compensation consulting firm to generally assess senior executive long-term incentive compensation as compared to other real estate companies. The assessment indicated the Company’s long-term incentive compensation paid to senior executives was below median levels for other real estate companies. The assessment also indicated the prevalence of premium price option grants have declined; options are not the exclusive form of long-term incentive compensation; and several other companies have utilized restricted stock to provide balance to their long-term incentive compensation packages. Consequently, in October 2001 the Committee granted restricted units to the three senior executive officers, which grants were intended to make the respective executive’s long-term incentive compensation comparable to the median-level long-term incentive compensation for comparable executive positions at other real estate companies. The restricted units vest 50% on the third anniversary of the grant date and 50% on the fourth anniversary of the grant date.

Also in 2001, the Committee adopted a retention incentive program for the executive officers and certain other officers and managers that is intended to retain and incent the employees to achieve the Company’s key objectives over the next several years. The benefit payable under the program will be a cash payment equal to the respective employee’s annual base salary on the “trigger date,” but payable in two equal installments. The first installment (50% of base salary) would be paid as soon as practicable following the “trigger date,” and the second installment would be payable one year after the “trigger date.” The “trigger date” is deemed to be the achievement of certain specified long-term Company goals. The Compensation Committee has the discretion in determining whether the goals have been achieved.

Chief Executive Officer Compensation

Mr. Thomas L. Lee served as the Company’s Chief Executive Officer from 1989 until his retirement in March 2001. At the time of his retirement, Mr. Lee’s annual base salary was $440,000, the same base salary during 1999 and 2000. During those prior years, he also was paid general partner fees of $60,000 per year for managing Newhall General Partnership, a general partner of the Company. The general partner fees were paid quarterly such that during 2001 Mr. Lee was paid $15,000 in general partner fees. Upon Mr. Lee’s retirement, he entered into a severance and consulting agreement with the Company, under which he was paid a lump-sum cash payment equal to three times his annual base salary (including general partner fees) and three-year average bonus. In addition, vesting of unit-based incentive compensation accelerated such that any unit-based compensation that was not already 100% vested, became 100% vested. The agreement also provided for Mr. Lee to render consulting services (for no additional compensation) to the Company for the remainder of 2001.

Upon Mr. Lee’s retirement, Mr. Cusumano was appointed Chief Executive Officer in March 2001, at which time his base salary was increased to $436,000 per year. Prior to assuming Chief Executive Officer responsibilities, Mr. Cusumano’s annual base salary in 2000 was $336,000. In addition, during 2001 he was paid general partner fees of $60,000 for managing Newhall General Partnership, a general partner of the Company, and director fees of $4,000 for serving as a director of a wholly-owned subsidiary. Mr. Cusumano also was paid a bonus for 2001 of $823,934 for total “cash” compensation of $1,298,134 for 2001. Mr. Cusumano’s 2001 bonus was approximately 296% of his target bonus, which was approximately 59% of his base compensation (including general partner and director fees) pursuant to the Company’s Executive Incentive Plan (see description of Annual Merit and Incentive Compensation (Bonuses)).  As previously described, targeted net cash generation was determined at the beginning of the year to incent management to generate “net cash” for the Company’s unit repurchase program. Mr. Cusumano’s targeted incentive bonus was dependent entirely on the Company’s net cash generation during the year. The calculation to determine the amount of the bonus earned was based entirely on the Company’s achievement of targeted net cash generation, which was 296% of targeted net cash generation.

Mr. Cusumano also received a grant of 32,000 restricted units as described above. The benefits of this grant, as well as previously granted premium price and market price options, were expected to be realized over the next three to five years during which Mr. Cusumano’s strategic initiatives are expected to yield benefits to the Company’s investors.

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

The Newhall Land and Farming Company

Stock Performance Analysis

Five-Year Total Return

Ten-Year Total Return

Assumes $100 invested on December 31, 1996 for the 5-year graph and December 31, 1991 for the 10-year graph. Total return includes reinvestment of dividends. Returns are compounded annually.

* As of 1/07/02 the Wilshire Real Estate Operating Company Index consisted of the following real estate operating companies: Catellus Development Corporation, Extended Stay America, Brookfield Properties, The Newhall Land and Farming Company, Prime Hospitality Co., Starwood Hotels & Resorts, Trizec Hahn Corp. and Wyndham International Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Directors and Officers

The following table sets forth the number of units beneficially owned by each director of Newhall Management Corporation, each of the Company’s five highest paid executive officers, and all directors and officers as a group as of February 28, 2002.

Name	Amount and Nature of Beneficial Ownership		Percent of Class(%)
Gary M. Cusumano	584,942	(1) (2) (3) (5)	2.38

Thomas E. Dierckman	312,680	(1) (2) (3) (5) (6)	1.28

Thomas V. McKernan, Jr.	20,034	(1) (3) (4)	*

Stuart R. Mork	299,744	(2) (3) (5) (6)	1.22

Henry K. Newhall	323,250	(1) (3) (4) (7)	1.33

Jane Newhall	455,737	(1) (3) (4)	1.88

Ross J. Pistone	42,168	(3) (5) (6)	*

Peter T. Pope	31,181	(1) (3) (4)	*

Carl E. Reichardt	98,203	(1) (3) (4) (8)	*

Thomas C. Sutton	20,987	(1) (3) (4) (9)	*

Barry Lawson Williams	11,890	(1) (3) (4)	*

Ezra K. Zilkha	1,234,754	(1) (3) (4) (10)	5.10

Steven D. Zimmer	13,561	(3) (5)	*

All directors and officers as a group (20 persons)	3,616,557	(11)	14.18

                                                * Represents less than 1% of the securities outstanding.

1)             Includes 72,000 units each for Messrs. Henry K. Newhall and Zilkha, 71,650 units for Ms. Jane Newhall, 2,000 units each for Messrs. McKernan, Pope, Reichardt, Sutton and Williams, which are held by Newhall Management Limited Partnership. Includes 66,000 units held by Newhall Management Limited Partnership and 20 units contributed to Newhall General Partnership by Mr. Cusumano. Also includes 20 units contributed to Newhall General Partnership by Mr. Dierckman. Of the total of 291,690 units held by the Newhall Management Limited Partnership beneficially for the directors and Mr. Dierckman, 20 units have been contributed to Newhall General Partnership, and of those 20 units, 10 units have been contributed back to Newhall Management Limited Partnership by Newhall General Partnership. See Item 10 of this Annual Report on Form 10-K for information on a shareholders’ agreement, voting trust agreement and limited partnership agreement relating to these units.

2)                                      Includes the following number of restricted units: 32,000 for Mr. Cusumano; 16,000 each for Messrs. Dierckman and Mork.

3)                                      Includes the following number of units subject to options that are exercisable within 60 days of February 28, 2002: 406,198 units for Mr. Cusumano; 265,626 for Mr. Dierckman; 7,632 units for Mr. McKernan; 263,626 for Mr. Mork; 4,500 for Ms. Newhall; 33,600 for Mr. Pistone; 14,911 for Mr. Pope; 4,365 for Mr. Williams; 5,000 each for Messrs. Newhall, Reichardt, Sutton and Zilkha; and 5,500 for Mr. Zimmer.

4)                                      Includes the following number of units subject to unit rights pursuant to the Deferred Equity Compensation Plan for Outside Directors, which units are distributable upon separation from the Board of Directors: 3,402 for Mr. McKernan; 7,659 for Mr. Newhall; 13,817 for Ms. Newhall; 6,044 for Mr. Pope; 11,903 for Mr. Reichardt; 4,597 for Mr. Sutton; 2,660 for Mr. Williams; and 17,154 for Mr. Zilkha.

5)                                      Includes the following number of units subject to unit rights pursuant to the 1995 Option/Award Plan: 3,673 for Mr. Cusumano; 13,347 for Mr. Dierckman; 11,439 for Mr. Mork; 3,117 for Mr. Pistone; and 7,771 for Mr. Zimmer.  Also includes the following number of units subject to unit rights pursuant to the Employee Unit Purchase Plan: 122 for Mr. Pistone; and 38 for Mr. Zimmer.

6)                                      Includes the following number of units held by the Company’s Employee Savings Plan on behalf of the respective officer: 2,793 for Mr. Dierckman; 3,093 for Mr. Mork; and 417 for Mr. Pistone. The Employee Savings Plan holds Partnership units for the participants in a unitized account. Consequently, the number of units for each of the officers is determined by the dollar value of the participant’s account divided by the closing market unit price on any given day.

7)                                      The Partnership is advised that Henry K. Newhall has sole voting and investment power as to 83,218 units, of which 70,616 units are held by a trust for which he is the trustee and beneficiary. Voting and investment power is shared with others as to 167,975 units held by certain trusts of which he disclaims beneficial ownership.

8)                                      Includes 2,000 units held by trusts for which Mr. Reichardt has sole voting and investment power as the trustee and for which he disclaims beneficial ownership.

9)                                      The Partnership is advised that Mr. Sutton has sole voting and investment power as to 9,390 units held by a trust for which he is a trustee.

10)                                Includes 230,600 units held by Zilkha & Sons, Inc. for which the Partnership is advised that Mr. Zilkha has sole voting and investment power, and 70,000 units held by Mr. Zilkha’s wife for which he disclaims beneficial ownership.

11)                                Includes 1,171,758 units subject to options that are exercisable within 60 days from February 28, 2002 pursuant to the Partnership’s 1995 Option/Award Plan; and 117,085 units subject to unit rights pursuant to the Partnership’s Deferred Equity Compensation Plan for Outside Directors, its 1995 Option/Award Plan and its Employee Unit Purchase Plan.

Except as indicated otherwise in the above notes, the specified persons possess sole voting and investment power as to the indicated number of units to the best of the Company’s knowledge.

Certain provisions of the Partnership’s Limited Partnership Agreement require the affirmative vote of holders of at least 75% of the Partnership’s voting power to approve (i) the removal of any general partner or the election of any general partner as the Partnership’s managing general partner; or (ii) certain business combinations and other specified transactions (“Business Combination”) with, or proposed by or on behalf of, persons beneficially owning 10% or more of the Partnership’s voting power, unless such Business Combination is either approved by a majority of the present directors of Newhall Management Corporation (or by directors who are nominated by them) or certain price and procedural requirements are satisfied.

Certain Unitholders

The following table sets forth information about unitholders who beneficially own more than 5% of outstanding Partnership units as of December 31, 2001.

Name and Address	Number of Units Beneficially Owned	Percent Of Class
State Farm Mutual Automobile Insurance Company, and related entities(a)	3,400,758	13.95%
One State Farm Plaza
Bloomington, Illinois 61710-0001

Highfields Capital Management LP(b)	2,534,100	10.40%
Highfields GP LLC
Jonathon S. Jacobsen
Richard L. Grubman
Highfields Capital II LP
c/o Highfields Capital Management LP
200 Clarendon Street
Boston, Massachusetts 02117

Leon G. Cooperman (c)	2,028,900	8.32%
c/o Omega Associates, LLC
88 Pine Street, 31st Floor
New York, New York 10005

Ezra K. Zilkha (d)	1,234,626	5.06%
c/o Zilkha & Sons, Inc.
767 Fifth Avenue
New York, New York 10153

(a)                                  Information is based upon a Schedule 13G (Amendment No. 16) dated January 26, 2002. State Farm Mutual Automobile Insurance Company has disclosed it has sole voting and investment power over all of the units.

(b)                                 Information is based upon Schedules 13G (Amendment No. 2) dated February 14, 2001. The reporting persons disclosed they have sole voting and investment power over all the units.

(c)                                  Information is based upon a Schedule 13G (Amendment No. 1) dated January 31, 2002. Mr. Cooperman disclosed he beneficially owns 2,028,900 units through various entities which he is deemed to control. Mr. Cooperman also disclosed he has sole voting and investment power over 1,117,800 units and shared voting and investment power over 911,100 units.

(d)                                 Information is based upon a Schedule 13G dated February 6, 2002. Mr. Zilkha has disclosed he beneficially owns 1,234,626 units of which 72,000 units are held by Newhall Management Limited Partnership. The voting and investment power over such 72,000 units are subject to the terms of the limited partnership agreement and Newhall Management Corporation shareholders’ and voting trust agreements more fully described under Item 10 of this Annual Report on Form 10–K. Mr. Zilkha also disclosed he disclaims beneficial ownership of 70,000 units held by his wife. Mr. Zilkha reported that he holds sole voting and investment power with respect to the remaining 1,092,626 units, of which 5,000 units are issuable upon the exercise of director options that are immediately exercisable, and 17,026 unit rights issued under the Company’s Deferred Equity Compensation Plan for Outside Directors that are issuable upon separation from the Newhall Management Corporation Board of Directors.

Item 13.  Certain Relationships and Related Transactions

Barry Lawson Williams, director of the Corporation, also is a director of CH2M Hill, Ltd. and Kaiser Permanente.  For the year ended December 31, 2001, the Company paid to CH2M Hill, Ltd. $2,136,000 for consulting and engineering services rendered in the Company’s community development planning, and paid to Kaiser Foundation Health $137,000 in employee health insurance premiums.  The Company expects that payments to these entities in 2002 will be higher in 2002 due to continued development of the Company’s communities and increasing health insurance premiums.

Thomas E. Dierckman, Senior Vice President of the Company, is a director of Valencia Bank and Trust.  At December 31, 2001, the Company had $2 million outstanding on a line of credit with Valencia Bank and Trust and paid $156,000 in interest payments related to outstanding borrowings in 2001.

All of the foregoing transactions are at rates and terms believed to be comparable to those of similar transactions with unrelated parties.

For additional related party information see the section entitled “Compensation Committee Interlocks and Insider Participation” under Item 11 - “Executive Compensation.”

Independent Accountants

During the past several years, the Securities and Exchange Commission has promulgated rules governing independence of accountants and disclosure requirements applicable to certain public companies.  The disclosure requirements require public companies to provide information concerning the company’s board of directors, audit committee and its independent accountants in the company’s proxy statement sent to its shareholders.  The Company, as a partnership, does not provide an annual proxy statement to its holders of its partnership units.  Consequently, the Company is not required to provide the information to its unitholders.  However, the Company is providing the information voluntarily.

Audit Committee Report

In accordance with its written charter (filed as an Exhibit to the Form 10-K), the Newhall Management Corporation Board of Directors Audit Committee’s (the “Audit Committee” or the “Committee”) primary function is to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing the Company’s financial information, the Company’s systems of internal controls and audit and financial reporting processes.  During 2001, the Audit Committee was comprised of Mr. George L. Argyros, who resigned from the Board of Directors in November 2001 to become U.S. Ambassador to Spain, and Messrs. McKernan, Newhall, Sutton and Williams.  Mr. Sutton served as chairman of the Committee.  Each of the members of the Audit Committee is independent as determined by the Board of Directors pursuant to the listing standards of the New York Stock Exchange.

Management is responsible for the Company’s financial reporting process including its system of internal control, and for the preparation of consolidated financial statements in accordance with generally accepted accounting principles.  The Company’s independent accountants are responsible for auditing those financial statements.  The Committee’s responsibility is to monitor and review these processes.  It is not our duty or our responsibility to conduct auditing or accounting reviews or procedures.  The members of the Audit Committee are not and may not represent themselves to be or to serve as, accountants or accountants by profession or experts in the fields of accounting or auditing.  Therefore, the Committee members have relied, without independent verification, on management’s representation that the financial statements have been prepared with integrity and objectivity and in conformity with accounting principles generally accepted in the United States of America and on the representations of the Company’s independent accountants included in their report on the Company’s financial statements.  The Committee’s oversight does not provide us with an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or policies, or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations.  Furthermore, the Committee’s considerations and discussions with management and the independent accountants do not assure that the Company’s financial statements are presented in accordance with generally accepted accounting principles, that the audit of our Company’s financial statements has been carried out in accordance with generally accepted auditing standards or that the Company’s independent accountants are in fact “independent.”

In this context, the Audit Committee has reviewed and discussed with management and the independent accountants the Company’s audited financial statements for the year ended December 31, 2001.  Management represented to the Audit Committee that the Company’s financial statements were prepared in accordance with generally accepted accounting principles.  The Committee has discussed with the independent accountants the matters required to be discussed by the Statement on Auditing Standards No. 61, Communication With Audit Committees.

The Company’s independent accountants provided to the Audit Committee the written disclosures required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, and the Audit Committee discussed with the independent accountants their independence from the Company and its management.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, to be filed with the Securities and Exchange Commission.

This report is respectfully submitted by the members of the Audit Committee of the Board of Directors of Newhall Management Corporation:

Thomas C. Sutton, Chairman

Thomas V. McKernan, Jr.

Henry K. Newhall

Barry Lawson Williams

The preceding Audit Committee Report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that the Company incorporates it by reference, and shall not otherwise be deemed filed under such Acts.

Independent Accountant Fees

The Audit Committee received the following information concerning the fees paid to the Company’s independent accountants for services rendered for the year ended December 31, 2001, and has considered whether the provision of these services is compatible with maintaining the independence of the independent accountants:

	(in $000)
Audit Fees	$175	(a)
Financial Information Systems Design and Implementation Fees	$-
All Other Fees	$48	(b)

(a) Audit Fees include the annual audit of the Company’s consolidated financial statements, quarterly reviews of interim financial statements in the Company’s Form 10-Q reports and annual subsidiary and certain income-property audits.

(b) All Other Fees include $10,000 for tax compliance services, $17,000 for the audits of employee benefit plans, $20,000 for tax advisory services and $1,000 for all other services.

PART IV

Item 14                  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed with this report:
	1.	See Index to Financial Statements on page 22 of this Annual Report on Form 10-K.

2.

Financial Statement Schedules:  Schedule III - Real Estate and Accumulated Depreciation.  Other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

	3.	Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

3(a)

The Newhall Land and Farming Company (a California Limited Partnership) Limited Partnership Agreement incorporated by reference to Exhibit 3(e) to Registrant’s Registration Statement on Form S-14 filed August 24,1984

(b)

First Amendment to Limited Partnership Agreement of The Newhall Land and Farming Company (a California Limited Partnership) incorporated by reference to Exhibit 3(b) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File Number 1-8885).

4.

Depositary Receipt for Units of Interest, The Newhall Land and Farming Company (a California Limited Partnership) incorporated by reference to Exhibit 4 of the Company’s Annual Report on Form 10 K for the year ended December 31, 1990 (Commission File Number 1 8885)

	•	10(a)	The Newhall Land and Farming Company 1995 Option/Award Plan incorporated by reference to the Company’sRegistration Statement on Form S-8 dated March 22, 1995 (Commission File Number 33-58171).

	•	(b)

Newhall Executive Incentive Plan (as amended July 11, 1990) incorporated by reference to Exhibit 10 (b) of theCompany’s Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File Number 1-8885)

	•	(c)	The Newhall Land and Farming Company Employee Savings Plan incorporated by reference to the Company’sRegistration Statement on Form S-8 dated May 24, 1994 (Commission File Number 33-53769).

	•	(d)

The Newhall Land and Farming Company Retirement Plan Restatement, Amendments No. 1 through 5, incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File Number 1-8885).

	•	(e)	Form of Severance Agreements incorporated by reference to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File Number 1-8885).

	•	(f)

The Newhall Land and Farming Company Supplemental Executive Retirement Plan (Restated effective January 15,1992) incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991 (Commission File Number 1-8885).

	•	(g)

The Newhall Land and Farming Company Senior Management Survivor Income Plan incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (CommissionFile Number 1-8885).

(h)

Form of Indemnification Agreement between the Partnership and its General Partners and the general partners,partners, shareholders, officers and directors of its General Partners, or of the Managing General Partner of the anaging General Partner, as amended, incorporated by reference to Exhibit 28(g) to the Company’s report on Form 8-K filed December 11, 1990 (Commission File Number 1-8885).

	(i)	Tax Payment and Tax Benefit Reimbursement Agreement incorporated by reference to Exhibit 28(f) to the Company’s report on Form 8-K filed December 11, 1990 (Commission File Number 1-8885).

•	(j)

The Newhall Land and Farming Company Deferred Cash Bonus Plan incorporated by reference to Exhibit 10(l) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (Commission File Number 1-8885).

•	(k)

Form of award issued under The Newhall Land and Farming Company Deferred Cash Bonus Plan incorporated by reference toExhibit 10(m) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (Commission File Number 1-8885).

•	(l)

The Newhall Land and Farming Company Employee Savings Restoration Plan As Amended Effective January 1, 1999, incorporated by reference to Exhibit 10(d) of the Company’s Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File Number 1-8885).

•	(m)

The Newhall Land and Farming Company Pension Restoration Plan (As amended through July 15, 1998) incorporated by reference to Exhibit 10(c) of the Company’s Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File Number 1-8885).

(n)

Trust Agreement dated January 15, 1992 between the Partnership and Newhall Management Corporation incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991 (Commission File Number 1-8885).

	(o)	The Newhall Land and Farming Company Employee Unit Purchase Plan incorporated by reference to the Company’s Registration Statement on Form S-8 dated May 24, 1994 (Commission File Number 33-53767).

•	(p)

Amendment No. 1 to The Newhall Land and Farming Company Retirement Plan incorporated by reference to Exhibit 10(r) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File Number 1-8885).

(q)

The Newhall Land and Farming Company Deferred Equity and Compensation Plan for Outside Directors incorporated by reference to the Company’s Registration Statement on Form S-8 dated November 1, 1996 (Commission File Number 333-15303).

•	(r)

Amendment No. 2 to The Newhall Land and Farming Company Retirement Plan dated August 1, 1996 incorporated by reference to Exhibit 10(r) the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File Number 1-8885).

•	(s)

Amendment No. 3 to The Newhall Land and Farming Company Retirement Plan dated July 15, 1998, incorporated by reference to Exhibit 10(a) of  the Company’s Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File Number 1-8885).

•	(t)

Amendment No. 1 to The Newhall Land and Farming Supplemental Executive Retirement Plan dated January 15, 1997 incorporated by reference to Exhibit 10(t) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File Number 1-8885).

•	(u)

First Amendment  to The Newhall Land and Farming Company 1995 Option/Award Plan dated November 19, 1997 incorporated by reference to Exhibit 10(v) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File Number 1-8885).

•	(v)

Form of award for premium price options granted under The Newhall Land and Farming Company 1995 Option/Award Plan incorporated by reference to Exhibit 10(w) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File Number 1-8885).

•	(w)

Amendment No. 2 to The Newhall Land and Farming Company Savings Plan dated July 15, 1998, incorporated by reference to Exhibit 10(b) the Company’s Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File Number 1-8885).

•	(x)

Valencia Marketplace Purchase and Sale Agreement dated January 7, 1998 and subsequent First, Second, Third and Fourth Amendments incorporated by reference to Exhibit 10 the Company’s Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number 1-8885).

	(y)	Fifth Amendment dated May 29, 1998 to the Valencia Marketplace Purchase and Sale Agreement incorporated by reference to the Company’s Report on Form 8-K filed June 19, 1998 (File Number 1-8885).

•	(z)

Amendment Number One Effective January 1, 1999 to Newhall Executive Incentive Plan (as amended July 11, 1990) incorporated by reference to Exhibit 10 of the Company’s Report on Form 10-Q for the quarter ended March 31, 1999 (Commission File Number 1-8885).

•	(aa)

Amendment No. 4 to the Newhall Land and Farming Company Retirement Plan dated July 21, 1999 incorporated by reference to Exhibit 10 of the Company’s Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number 1-8885).

•	(ab)

Second Amendment to The Newhall Land and Farming Company 1995 Option/Award Plan adopted as of July 15, 1998 incorporated by reference to Exhibit 10(a) of the Company’s Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number 1-8885).

•	(ac)

Amendment No. 3 to The Newhall Land and Farming Company Employee Savings Plan, incorporated by reference to Exhibit 10 (a) of the Company’s report on Form 10-Q for the quarter ended September 30, 2000 (Commission File Number 1-8885.)

•	(ad)

The Newhall Land and Farming Company Employee Savings Restoration Plan (As Amended and Restated Effective July 19, 2000), incorporated by reference to Exhibit 10(b) of the Company’s Form 10-Q for the quarter ended September 30, 2000 (Commission File Number 1-8885).

•	(ae)	Severance and Consulting Agreement incorporated by reference to Exhibit 10 of the Company’s report on Form 10-Q for the quarter ended March 31, 2001 (Commission File Number 1-8885).

•	(af)

Amendment No. 5 to The Newhall Land and Farming Company Retirement Plan (Restatement Effective January 1, 1989) incorporated by reference to Exhibit 10(a) of the Company’s report on Form 10-Q for the quarter ended June 30, 2001 (Commission File Number 1-8885).

•	(ag)

Amendment No. 4 to The Newhall Land and Farming Company Employee Savings Plan incorporated by reference to Exhibit 10(b) of the Company’s report on Form 10-Q for the quarter ended June 30, 2001 (Commission File Number 1-8885).

•	(ah)

Retention Agreement effective March 31, 2001 between The Newhall Land and Farming Company and Gary M. Cusumano incorporated by reference to Exhibit 10 (a) of the Company’s report on Form 10-Q for the quarter ended September 30, 2001 (Commission File Number 1-8885).

•	(ai)

Retention Agreement effective March 31, 2001 between The Newhall Land and Farming Company and Thomas E. Dierckman incorporated by reference to Exhibit 10 (b) of the Company’s report on Form 10-Q for the quarter ended September 30, 2001 (Commission File Number 1-8885).

•	(aj)

Retention Agreement effective March 31, 2001 between The Newhall Land and Farming Company and Stuart R. Mork incorporated by reference to Exhibit 10 (c) of the Company’s report on Form 10-Q for the quarter ended September 30, 2001 (Commission File Number 1-8885).

	11 (a)	Computation of earnings per unit

	21 (a)	Subsidiaries of the Registrant

	23 (a)	Independent Auditors’ Consent

	(b)	Independent Auditors’ Consent

99 (a)

Articles of Incorporation of Newhall Management Corporation, as amended, incorporated by reference to Exhibit 28(b) to the Company’s report on Form 8-K filed December 11, 1990 (Commission File Number 1-8885).

(b)	Bylaws of Newhall Management Corporation incorporated by reference to Exhibit 99 (e) to the Company’s report on Form 10-Q for the quarter ended June 30, 2000 (Commission File Number 1-8885).

(c)

Amended and Restated Shareholders’ Agreement between Newhall Management Corporation, its shareholders and the Newhall Management Corporation Voting Trust incorporated by reference to Exhibit 99(a) to the Company’s report on Form 10-Q for the quarter ended June 30, 2000 (Commission File Number 1-8885).

(d)

Extension Agreement to Voting Trust Agreement between Newhall Management Corporation, the Trustee, and the individual shareholders of Newhall Management Corporation, incorporated by reference to Exhibit 99(b) of the Company’s report on Form 10-Q for the quarter ended June 30, 2000 (Commission File Number 1-8885).

(e)

Voting Trust Agreement between Newhall Management Corporation, the Trustee, and the individual shareholders of Newhall Management Corporation incorporated by reference to Exhibit 28(e) of the Company’s report on Form 8-K filed December 11, 1990 (Commission File Number 1-8885).

(f)

Partnership Agreement of Newhall General Partnership incorporated by reference to Exhibit 28(e) to Registrant’s Registration Statement on Form S-14 filed August 24, 1984, and the Certificate of Amendment of Partnership Agreement of Newhall General Partnership, dated November 14, 1990 incorporated by reference to Exhibit 28(e) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (Commission File Number 1-8885).

(g)

Limited Partnership Agreement of Newhall Management Limited Partnership, incorporated by reference to Exhibit 28(a) to the Company’s report on Form 8-K filed December 11, 1990 (Commission File Number 1-8885).

(h)

Amendment Number One to Limited Partnership Agreement of Newhall Management Limited Partnership incorporated by reference to Exhibit 99 (c) of the Company’s report of Form 10-Q for the quarter ended June 30, 2000 (Commission File Number 1-8885).

(i)

Second Amendment to Partnership Agreement of Newhall General Partnership, incorporated by reference to Exhibit 99 (d) of the Company’s report on Form 10-Q for the quarter ended June 30, 2000 (Commission File Number 1-8885).

(j)

Amended and Restated Partnership Agreement of Newhall General Partnership incorporated by reference to Exhibit 99 of the Company’s report on Form 10-Q for the quarter ended March 31, 2001 (Commission File Number 1-8885).

(k)	Newhall Management Corporation Audit Committee of the Board of Directors Charter (as amended and restated May 17, 2000)

	•	The items marked above constitute Executive Compensation Plans and Arrangements.

(b)	No report on Form 8-K was filed in the fourth quarter ended December 31, 2001.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE NEWHALL LAND AND FARMING COMPANY
(a California Limited Partnership)
Registrant

	By	Newhall Management Limited Partnership,
Managing General Partner

	By	Newhall Management Corporation,
Managing General Partner

Date: March 27, 2002	By	/S/ Gary M. Cusumano
Gary M. Cusumano
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 27, 2002	/S/ Gary M. Cusumano
Gary M. Cusumano
President and Chief Executive Officer
Newhall Management Corporation
(Principal Executive Officer)

Date: March 27, 2002	/S/ Stuart R. Mork
Stuart R. Mork
Senior Vice President and Chief Financial Officer
Newhall Management Corporation
(Principal Financial Officer)

Date: March 27, 2002	/S/ Donald L. Kimball
Donald L. Kimball
Vice President - Finance and Controller
Newhall Management Corporation
(Principal Accounting Officer)

Directors of Newhall Management Corporation:

Date: March 27, 2002	/S/ Gary M. Cusumano
Gary M. Cusumano

Date: March 27, 2002	/S/ Thomas V. McKernan, Jr.
Thomas V. McKernan, Jr.

Date: March 27, 2002	/S/ Henry K. Newhall
Henry K. Newhall

Date: March 27, 2002	/S/ Jane Newhall
Jane Newhall

Date: March 27, 2002	/S/ Peter T. Pope
Peter T. Pope

Date: March 27, 2002	/S/ Carl E. Reichardt
Carl E. Reichardt

Date: March 27, 2002	/S/ Thomas C. Sutton
Thomas C. Sutton

Date: March 27, 2002	/S/ Barry Lawson Williams
Barry Lawson Williams

Date: March 27, 2002	/S/ Ezra K. Zilkha
Ezra K. Zilkha

The Newhall Land and Farming Company

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2001

(Dollars in thousands)

			Initial Cost of Development			Gross Amount at Which Carried at December 31, 2001 (D)
Description	Encum- brances		Land	Buildings and Improve- ments	Costs Capital- ized Subse- quent to Com- pletion	Land	Buildings and Improve- ments	Total	Accumu- lated Depreci- ation	Year Com- pleted / Acquired	Deprec- iable Lives

OPERATING PROPERTIES
Shopping Centers
Valencia Town Center	$14,198		$22,136	$41,425	$(1,111)	$22,136	$40,314	$62,450	$(17,024)	1992	(E	)
Valencia Town Center - Ring Road			804	14,214	1,279	804	15,493	16,297	(2,181)	1998	(E	)
River Oaks	(A	)	2,354	5,302	834	2,354	6,136	8,490	(2,969)	1987	(E	)
NorthPark Village Square	(A	)	2,701	7,398	(159)	2,701	7,239	9,940	(1,377)	1996	(E	)

Hotel
Valencia Hilton Garden Inn (C)			-	-	-	-	-	-	-	1991	(E	)
Hyatt Valencia Hotel and Conference Center			2,131	37,497	118	2,131	37,615	39,746	(7,314)	1998	(E	)

Office and Mixed Use Projects
Valencia Entertainment Center			16,880	6,573	-	16,880	6,573	23,453	(2,723)	1999	(E	)
Valencia Entertainment Center - South			34	6,077	-	34	6,077	6,111	(580)	2000	(E	)

Single Tenant Facilities
Office/Records Storage (B)			569	2,151	-	569	2,151	2,720	(398)	1996	(E	)
Retail Store - Trader Joe’s			269	547	-	269	547	816	(135)	1994	(E	)
Spectrum Health Club			1,000	6,156	-	1,000	6,156	7,156	(1,000)	1997	(E	)
Restaurant - El Torito			248	802	-	248	802	1,050	(439)	1986	(E	)
Restaurant - Hamburger Hamlet			460	661	-	460	661	1,121	(284)	1990	(E	)
Restaurant - Red Lobster			134	-	-	134	-	134	-	1986	(E	)
Restaurant - Wendy’s			91	300	-	91	300	391	(130)	1984	(E	)

Other Properties and Land Under Lease			1,795	1,157		1,795	1,157	2,952	(634)	Various	(E	)

TOTAL OPERATING PROPERTIES	14,198		51,606	130,260	961	51,606	131,221	182,827	(37,188)

PROPERTIES UNDER DEVELOPMENT

Preconstruction costs - various other projects			-	(154)	-	-	(154)	(154)	-

TOTAL PROPERTIES UNDER DEVELOPMENT	-		-	(154)	-	-	(154)	(154)	-
TOTAL	$14,198		$51,606	$130,106	$961	$51,606	$131,067	$182,673	$(37,188)

(A)          Secures two financings with a total principal balance of $24.2 million at December 31, 2001.

(B)           Classifed as “Income-Producing Properties Held for Sale” on the December 31, 2001 balance sheet

(C)           Joint venture accounted for as an equity investment.

(D)          The aggregate cost for federal income tax purposes is approximately $197,894 December 31, 2001.

(E)           Reference is made to Note 2 of the Notes to Consolidated Financial Statements for information related to depreciation.

(F)           Reconciliation of total real estate carrying value for the three years ended December 31, 2001 are as follows:

(In thousands)	2001	2000	1999
Balance at beginning of period	$193,800	$328,969	$288,155
Additions:
Cash expenditures	8,231	27,441	67,988
Deletions:
Cost of real estate sold	(17,247)	(161,343)	(23,034)
Other	(2,111)	(1,267)	(4,140)
Balance at end of period	$182,673	$193,800	$328,969

(G)           Reconciliation of real estate accumulated depreciation for the three years ended December 31, 2001 are as follows:

(In thousands)	2001	2000	1999
Balance at beginning of period	$33,295	$47,909	$39,443
Additions:
Charged to expense	7,689	10,272	11,718
Other	-	-	-
Deletions:
Cost of real estate sold	(3,450)	(24,886)	-
Other	(346)		(3,252)
Balance at end of period	$37,188	$33,295	$47,909

THE NEWHALL LAND AND FARMING COMPANY

INDEX TO EXHIBITS

Item 14 (a) 3

Exhibit
Number	Description

11	Computation of earnings per unit

21	Subsidiaries of the Registrant

23(a)	Independent Auditors’ Consent

23(b)	Independent Auditors’ Consent

99(k)	Newhall Management Corporation Audit Committee of the Board of Directors Charter
(as amended and restated May 17, 2000)

EXHIBITS NOT INCLUDED