Form 10-Q
period 2002-03-31
NEWHALL LAND & FARMING CO /CA/
filed 2002-05-10
CIK 751976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

24,031,446 partnership units outstanding at April 30, 2002

Part 1. Financial Information

Item 1. Financial Statements

Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
In thousands, except per unit	2002	2001
Revenues
Real estate
Residential land sales	$16,897	$106
Industrial and commercial sales	21,761	8,375
Commercial operations
Income-producing properties	9,729	10,889
Valencia Water Company	2,799	2,456
Agriculture operations	623	708

Total revenues	$51,809	$22,534

Contribution to income
Real estate
Residential land sales	$4,533	$(731)
Industrial and commercial sales	9,687	2,123
Community development	(2,890)	(1,606)
Commercial operations
Income-producing properties	3,040	4,251
Valencia Water Company	442	484
Agriculture operations	274	394
General and administrative expense	(2,691)	(2,185)

Operating income	12,395	2,730
Interest and other, net	(1,272)	(1,691)

Net income	$11,123	$1,039

Net income per unit	$0.46	$0.04

Net income per unit—diluted	$0.45	$0.04

Number of units used in computing per unit amounts:
Net income per unit	24,224	26,397
Net income per unit—diluted	24,644	26,664
Cash distributions per unit:
Regular	$0.10	$0.10
Special	0.13	0.10

Consolidated Balance Sheets

In thousands	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,639	$3,050
Accounts and notes receivable	37,232	17,310
Land under development	78,232	77,885
Land held for future development	21,961	22,029
Income-producing properties held for sale, net	2,322	2,322
Income-producing properties, net	150,096	148,610
Property and equipment, net	73,187	72,763
Investment in joint ventures	831	743
Other assets and deferred charges	14,885	13,607

	$382,385	$358,319

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable	$22,209	$21,544
Accrued expenses	40,941	45,386
Deferred revenues	23,614	13,681
Mortgage and other debt	104,509	85,511
Advances and contributions from developers for utility construction	35,029	34,200
Other liabilities	22,852	22,786

Total liabilities	249,154	223,108
Partners' capital
24,145 units outstanding, excluding 12,627 units in treasury (cost-$311,850), at March 31, 2002 and 24,374 units outstanding, excluding 12,398 units in treasury (cost-$304,335), at December 31, 2001	133,231	135,211

	$382,385	$358,319

Consolidated Statements of Cash Flow
(Unaudited)

	Three Months Ended March 31,
In Thousands	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,123	$1,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,808	2,782
Increase in land under development	(21,652)	(15,211)
Cost of sales and other inventory changes	21,373	4,363
(Increase) decrease in accounts and notes receivable	(19,922)	8,265
Increase (decrease) in accounts payable, accrued expenses and deferred revenues	6,072	(9,798)
Cost of property sold	76	169
Other adjustments, net	(1,240)	(26)

Net cash used in operating activities	(1,362)	(8,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of income-producing properties	(3,365)	(1,322)
Purchase of property and equipment	(1,401)	(2,644)
(Investment in) distribution from joint ventures	(88)	44

Net cash used in investing activities	(4,854)	(3,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid	(5,588)	(5,289)
Increase in mortgage and other debt, net	18,998	25,304
Increase in advances and contributions from developers for utility construction	829	813
Purchase of partnership units	(8,554)	(9,239)
Issuance of partnership units	1,120	1,244

Net cash provided by financing activities	6,805	12,833

Net increase in cash and cash equivalents	589	494
Cash and cash equivalents, beginning of period	3,050	3,717

Cash and cash equivalents, end of period	$3,639	$4,211

Supplemental schedule of non-cash investing and financing activities:
Payable for unit repurchases	$(81)	$(775)

Notes to Consolidated Financial Statements

Note 1. Accounting Policies

        The consolidated financial statements include the accounts of The Newhall Land and Farming Company and its subsidiaries, all of which are wholly-owned (collectively, "the Company"). All significant intercompany balances and transactions are eliminated.

        The Company's unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the results of operations for the three months ended March 31, 2002 and 2001 have been made. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found on pages 28 through 40 of the Company's 2001 Annual Report on Form 10-K. In addition, a summary of the accounting policies that management considers significant in the preparation of the Company's consolidated financial statements is included in Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations. Certain reclassifications have been made to prior period's amounts to conform to the current period presentation.

        Interim financial information for the Company has substantial limitations as an indicator for the calendar year because:

  •
  Land sales occur irregularly and are recognized at the close of escrow or on the percentage of completion basis, if the Company has an obligation to complete certain future improvements, and provided profit recognition criteria are met.

  •
  Sales of income properties and non-developable farmland occur irregularly and are recognized upon close of escrow provided profit recognition criteria are met.

  •
  Agricultural crops are on an annual cycle and income is recognized upon harvest. Most major crops are harvested during the fall and winter.

Note 2. Details of Land Under Development

(In $000)	March 31, 2002	December 31, 2001
Residential development	$42,746	$44,911
Industrial and commercial land development	34,885	32,687
Agriculture	601	287

Total land under development	$78,232	$77,885

Note 3. Details for Earnings per Unit Calculation

(In 000's except per unit)	Income (numerator)	Units (denominator)	Per Unit
For three months ended March 31, 2002
Net income per unit
Net income available to unitholders	$11,123	24,224	$0.46
Effect of dilutive securities
Unit options	—	420	(0.01)

Net income per unit—diluted	$11,123	24,644	$0.45

For three months ended March 31, 2001
Net income per unit
Net income available to unitholders	$1,039	26,397	$0.04
Effect of dilutive securities
Unit options	—	267	—

Net income per unit—diluted	$1,039	26,664	$0.04

Note 4. Details of Income-Producing Properties, Income Producing Properties Held for Sale and Property and Equipment

(In $000)	March 31, 2002	December 31, 2001
Income-producing properties
Land	$36,600	$36,600
Buildings	132,432	132,432
Other	9,301	8,754
Properties under development	10,335	7,614

	188,668	185,400
Accumulated depreciation	(38,572)	(36,790)

	$150,096	$148,610

Income-producing properties held for sale
Office	$2,720	$2,720
Other	—	—

	2,720	2,720
Accumulated depreciation	(398)	(398)

	$2,322	$2,322

Property and equipment
Land	$3,760	$3,760
Buildings	6,022	6,022
Equipment	10,005	9,770
Water supply systems, orchards and other	87,704	87,462
Construction in progress	5,941	5,115

	113,432	112,129
Accumulated depreciation	(40,245)	(39,366)

	$73,187	$72,763

Note 5. Disclosure about Certain Financial Statement Captions

        Accounts and notes receivable—The $19.9 million increase in accounts and notes receivable at March 31, 2002 compared to the prior year end was primarily due to the Company's acceptance in the 2002 first quarter of $18.7 million in promissory notes in conjunction with the terms of certain commercial land and residential lot sales. The terms of these notes are less than one year and are expected to be collected prior to December 31, 2002.

        Deferred revenues—The $9.9 million increase in deferred revenues for the 2002 first quarter was primarily attributable to $11.1 million in deferred revenues for certain commercial land and residential lot sales recorded under percentage of completion accounting in the period. (See definition of percentage of completion in the "Significant Accounting Policies and Estimates" section of Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations. Deferred revenues recorded at December 31, 2001 for certain commercial land and residential lot sales in the prior year decreased $2.0 million as a result of the recognition of revenue in the 2002 first quarter in accordance with percentage of completion accounting.

        Mortgage and other debt—The $19.0 million increase in mortgage and other debt for the first quarter of 2002 was primarily due to $19.1 million increase in borrowings against lines of credit to fund recurring operations, distributions and repurchases of partnership units as detailed in Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note 6. Business Segment Reporting

        The following table provides financial information regarding revenues from external customers, income and total assets for the Company's business segments and also provides a reconciliation to the Company's consolidated totals:

	Three months ended March 31, 2002
(In $000)	Revenues	Contribution to Income	Assets
Real Estate
Residential	$16,897	$4,652	$45,188
Industrial and commercial	21,761	9,896	60,461
Community development	—	(2,647)	34,104
Income-producing properties	9,729	3,078	152,868
Valencia Water Company	2,799	497	73,365
Agriculture	623	300	7,586
Central administration	—	(2,131)	8,813

	51,809	13,645	382,385
Interest and other, net	—	(1,272)	—
Other	—	(1,250)	—

	$51,809	$11,123	$382,385

	Three months ended March 31, 2001
(In $000)	Revenues	Contribution to Income	Assets
Real Estate
Residential	$106	$(726)	$18,665
Industrial and commercial	8,375	2,136	41,082
Community development	—	(1,593)	28,033
Income-producing properties	10,889	4,253	171,703
Valencia Water Company	2,456	487	68,166
Agriculture	708	396	8,131
Central administration	—	(2,148)	10,829

	22,534	2,805	346,609
Interest and other, net	—	(1,691)	—
Other	—	(75)	—

	$22,534	$1,039	$346,609

Note 7. New Accounting Pronouncement

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 makes significant changes to the accounting for goodwill and intangible assets. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

        The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Inherent in the preparation of these financial statements are certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates these estimates and assumptions on a regular basis taking into account historical experience and other relevant current factors. Therefore, actual results may differ from reported amounts under different assumptions or conditions.

        The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found on pages 28 through 40 of the Company's 2001 Annual Report on Form 10-K. A summary of the accounting policies that management considers significant in the preparation of the Company's consolidated financial statements follows.

        Revenue recognition—The majority of revenues for the Company result from land sales. The Company follows the provisions in Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate ("FAS 66"), to record these sales. FAS 66 provides specific sales recognition criteria to determine when land sales revenues can be recorded. For example, FAS 66 requires a sale must be consummated with a sufficient down payment of at least 20% to 25% of the sales price depending upon the type and timeframe for development of the property sold, and that any receivable from the sale cannot be subject to future subordination. In addition, the seller cannot retain any material continuing involvement in the property sold.

        Percentage of completion—When the Company has an obligation to complete development on sold property it utilizes the percentage of completion method of accounting to record revenues and income. Under percentage of completion accounting, the Company recognizes revenues and income based upon the ratio of development cost completed to the estimated total cost of the property sold, provided required sales recognition criteria have been met. Unearned revenues resulting from applying percentage of completion accounting are reported as deferred revenues in the liabilities section of the balance sheet. The Company estimates total project costs associated with the parcel sold. Revisions in profit estimates and changes in percentages complete are recorded in the consolidated statement of income in subsequent periods, as they become known and the development progresses toward completion.

        Project costs—Costs incurred after the earlier of specific plan or tentative map approval are capitalized as a cost of that project and included as an asset in land under development on the balance sheet. Preliminary planning and entitlement costs, including litigation costs, are charged to expense when incurred. Indirect costs that do not clearly relate to projects under development, including general and administrative expenses, are charged to expense when incurred.

        Cost allocations—The Company generally allocates onsite costs to individual parcels within a project on a square foot basis if the parcels in the project are of similar value. In mixed-use projects, where there may be both a residential and a commercial component with varying fair values, onsite costs are allocated to the respective parcels using the relative sales value method. Under the relative sales value method, each parcel in the project under development is allocated onsite costs in proportion to the estimated overall sales prices of the project such that each parcel to be sold reflects the same gross profit margin. Since this method requires the Company to estimate the expected sales prices for the entire project, the profit margin on subsequent parcels sold will be impacted by both changes in the estimated total revenues as well as any changes in the estimated total costs of the project.

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

Results of Operations

Comparison of First Quarter of 2002 to First Quarter of 2001

Unaudited

        The amounts of increase or decrease in revenues and income from the prior year first quarter are as follows (in 000s, except per unit):

	Three months Increase (Decrease)
	Amount	%
Revenues
Real estate
Residential land sales	$16,791	15841%
Industrial and commercial sales	13,386	160%
Commercial operations
Income-producing properties	(1,160)	(11)%
Valencia Water Company	343	14%
Agriculture operations	(85)	(12)%

Total revenues	$29,275	130%

Contribution to Income
Real estate
Residential land sales	$5,264	720%
Industrial and commercial sales	7,564	356%
Community development	(1,284)	(80)%
Commercial operations
Income-producing properties	(1,211)	(28)%
Valencia Water Company	(42)	(9)%
Agriculture operations	(120)	(30)%
General and administrative expense	(506)	(23)%

Operating income	9,665	354%
Interest and other, net	419	25%

Net income	$10,084	971%

Net income per unit	$0.42	1067%

Net income per unit—diluted	$0.41	1052%

Number of units used in computing per unit amounts:
Net income per unit	(2,173)	(8)%

Net income per unit—diluted	(2,020)	(8)%

        For the three months ended March 31, 2002, revenues totaled $51.8 million compared with $22.5 million for the quarter ended March 31, 2001. Net income for the 2002 first quarter totaled $11.1 million compared with net income of $1.0 million for the first quarter of 2001. The sale of 312 residential lots in the Company's Westridge golf course community and the sale of 39 acres of commercial land, together with revenues from the Company's income-producing portfolio, were the primary contributors to the 2002 first quarter, contributing $46.2 million to revenues and $18.5 million to net income. The increase in 2002 first quarter results compared to the same period in 2001 is mainly attributed to an increase in residential lot and commercial land sales in the 2002 first quarter, partially offset by decreased income from the Company's income-producing portfolio due to the sale of properties in the 2001 second, third and fourth quarters. In the 2001 first quarter, the Company's income-producing portfolio, along with the sale of 14 acres of industrial and commercial land were the primary contributors to income, contributing $18.5 million to revenues and $7.8 million to net income. No residential lots were sold in the 2001 first quarter.

        For 2002, the Company anticipates the majority of its revenues being generated from residential, commercial and industrial land sales and its portfolio of income-producing properties. The Company has increased its target for sales of residential lots this year to 1,400 lots based upon the current strength of Valencia's residential market. The Company has added to its plans the marketing for sale this year to merchant builders of its Alta Vista community consisting of approximately 300 residential lots. The revised residential lot sale target also includes approximately 600 residential lots in the Company's Westridge golf course community, of which 312 were sold in the 2002 first quarter. The Company's goal is to sell approximately 60 acres of commercial land in 2002; however, the Company has decreased its estimate of the number of acres of industrial land it anticipates selling in 2002 to 14 acres. The Company closed escrow on 39 acres of commercial land in the 2002 first quarter. As a result of the increased number of residential lots the Company plans to sell in 2002, projected net income for the Company is expected to range from approximately $1.10 to $1.15 per unit, an increase from $1.00 as previously reported. The ability to complete sales in 2002 will be dependent upon a variety of factors including, but not limited to, identification of suitable buyers, agreement with the buyers on definitive terms, successful completion of the due diligence work by buyers, availability of financing to suitable buyers, regulatory and legal issues, market and other conditions.

Residential Land Sales

        Three hundred twelve residential lots in the Company's Westridge golf course community were sold in the first quarter of 2002 contributing $14.8 million to revenues and $4.2 million to income under percentage of completion accounting. The Company did not sell any residential lots in the 2001 first quarter. Revenues of $106,000 and a net loss of $731,000 recognized in the 2001 first quarter were primarily due to amounts received from merchant builders under price and profit participation agreements offset by administrative expenses.

        New home sales in Valencia set a first quarter record, with merchant builders selling 426 new homes during the first quarter of 2002, compared to 217 homes sold for the same period last year. However, the Company does not expect Valencia new home sales for the remainder of the year to continue at the current sales pace experienced during the first quarter of 2002 because of the comparably lower number of Valencia new homes that are anticipated to be available for sale in the second half of 2002. At March 31, 2002, merchant builders had 445 homes in escrow, compared to 313 homes at the end of the 2001 first quarter. While the Company does not participate directly in profits generated from escrow closings by merchant builders, these merchant builder sales are key to the Company's future success in selling additional lots.

        Lot sales in 2001 were impacted by the Public Utilities Commission's (PUC) decision to combine its review of Valencia Water Company's request to expand its service area together with the Valencia Water Company's water management plan. Late in 2001, the PUC approved the Valencia Water Company's water management plan and granted the service expansion request, which includes service to the Company's Hidden Creek, Creekside, Alta Vista and West Creek communities. These communities include approximately 4,000 residential lots and apartments. Development opponents asked the PUC for a re-hearing concerning the PUC's decision, which request was denied in April 2002. Opponents have appealed the PUC's decision to the California Supreme Court. Acceptance of such an appeal is discretionary with the Supreme Court, and the Company believes that it is not likely the court will accept the case for review. The length of time the judicial process will take is difficult to predict, and circumstances beyond the Company's control could further delay development.

Industrial and Commercial Sales

Industrial Land Sales

        No industrial land was sold during the 2002 first quarter. In the 2001 first quarter, one industrial parcel totaling 9.5 acres closed escrow contributing $4.7 million to revenues and $1.3 million to income. At March 31, 2002, no industrial parcels were in escrow, compared to one parcel totaling 15.0 acres in escrow at the end of the 2001 first quarter that was subsequently canceled.

        Demand for industrial land in the Company's business parks remains relatively weak due to new product coming to market from aggressive land sales in previous years. After peaking at over 13% last year, Valencia's industrial vacancy rate is currently approximately 11%. Due to current market conditions, the Company is targeting about 14 acres of industrial land to be sold this year, which could increase if vacancy rates decrease to single digits and market demand for industrial properties increase. The Company has 371 net acres of industrial land remaining in Valencia, all of which are entitled.

Commercial Land Sales

        During the 2002 first quarter, six commercial parcels totaling approximately 39 acres closed escrow, contributing $21.7 million to revenues and $11.3 million to income under percentage of completion accounting. These sales included three parcels located in the Westridge golf course community, which combined contributed $16.2 million to revenues and $8.5 million to income. These Westridge sales included a 7.5-acre site for 230 apartment units, a 10.9-acre parcel for a neighborhood shopping center and a 3.9-acre parcel for an office building. Additional parcels that were sold in the 2002 first quarter included a 7.4-acre site for a retail center and a 7.8-acre restricted-use parcel, planned for a tennis and recreation club, both located in the North River area of Valencia, which combined contributed $4.8 million to revenues and $2.4 million to income. Three commercial parcels totaling approximately 4 acres closed escrow in the 2001 first quarter, contributing 2.9 million to revenues and $2.2 million to income.

        At March 31, 2002, two commercial parcels totaling approximately 21 acres were in escrow for approximately $15 million, compared to two commercial parcels totaling 16 acres in escrow during the same period last year. All escrow closings are subject to market and other conditions beyond the control of the Company.

Income Property Sales

        No income property sales were completed in the first quarter of 2002 or 2001. The Company only has one income property that is being marketed for sale in 2002. It is a 35,000 square foot building in Valencia Commerce Center. The Company does not anticipate any other income property sales in 2002.

        The ability to complete income property and other sales in 2002 will be dependent upon a variety of factors including, but not limited to, identification of suitable buyers, agreement with the buyers on definitive terms, successful completion of the due diligence work by buyers, availability of financing to suitable buyers, regulatory and legal issues, market and other conditions.

Community Development

        Community development expenses for the first quarter of 2002 increased 80% from the comparative prior year first quarter primarily due to an increase in legal expense. Community development expenses for 2002 are expected to increase about 40% from the 2001 level with the continued focus on entitlements, planning and community marketing to complete the projected sellout of Valencia residential land and to position Newhall Ranch to commence development.

        The Company recently announced that the Los Angeles County Board of Supervisors has delayed the public hearings concerning the Newhall Ranch Environmental Impact Report six issues identified by a Kern County Superior Court as requiring additional analyses until the 2002 third quarter. Adequacy and reliability of the Newhall Ranch water supply was one of the six issues requiring additional analyses. The delay is a result of an appellate court's decertification of an environmental impact report regarding the acquisition and importing of 41,000 acre feet of state water by Castaic Lake Water Agency (CLWA), the water wholesaler serving the Santa Clarita Valley. The California Supreme Court has decided not to consider the decertification decision and the matter has been sent back to a Los Angeles Superior Court, which has the discretion to determine the status of the CLWA state water acquisition, which may take several months. Although the CLWA's water acquisition transaction and the CLWA water acquisition EIR are outside the Company's control, the CLWA water acquisition issue has caused, and may further cause, delays to the development of the Company's projects because CLWA is a primary source of water for Valencia Water Company.

        The Company believes that the water supply adequacy and reliability issue can be resolved and is working on several alternatives. Based on the current schedule, the Company does not anticipate the Los Angeles County Board of Supervisors' approval of the additional analyses until at least late 2002. Following the Board of Supervisors' anticipated approval, the Company expects the Kern County Superior Court will review the issues early in 2003 and that development of Newhall Ranch will commence in 2005. However, the length of time the public hearings and judicial process will take is difficult to predict, and circumstances beyond the Company's control could further delay resolution of the issues. In addition, an adverse decision by the County or court and/or additional legal action could further delay the start of Newhall Ranch development.

Income-Producing Properties

        For the first three months of 2002, revenues and income generated by the Company's income-producing portfolio were $9.7 million and $3.0 million, respectively, a decrease of 11% and 28%, respectively, over the 2001 first quarter. The decreases were due to the loss of revenues resulting from the sales of income-producing properties in the second, third and fourth quarters of 2001, and the closing late in the 2001 third quarter of the 10-screen Edwards Theater located in the Valencia Town Center regional mall.

        At March 31, 2002, NorthPark Village Square and River Oaks Shopping Center were 100% leased. Valencia Town Center regional shopping mall was 82% leased at the end of the 2002 first quarter, of which approximately 12% was attributed to the vacancy created by the Edwards Theatres' vacancy. The Company's 244-room Hyatt Valencia Hotel continued to post improved performance in its occupancy rate with 72% during the 2002 first quarter compared to 71% for the 2001 first quarter while the occupancy rate for the 152-room Hilton Garden Inn decreased from 82% for the 2001 first quarter to 77% for the 2002 first quarter. In addition, the average daily rate of the hotels for the 2002 first quarter were $115 for the Hyatt Valencia Hotel and $88 for the Hilton Garden Inn, compared to average daily rates of $111 and $78, respectively, for the 2001 first quarter.

        Results for the current and prior year first quarters include the effects of the cessation of depreciation on Income-Producing Properties Held for Sale of $19,000 and $155,000, respectively. The 2001 amount includes depreciation expense suspended on the Spectrum Club building as the property was held for sale at March 31, 2001. Subsequently, in the 2001 second quarter, when the property was re-classified as held for investment, depreciation expense was recorded covering the entire period the property was held for sale.

        The Company is in the process of remodeling the west end of the Valencia Town Center regional shopping mall where Edwards Theatres was located. Plans call for relocating an expanded food court into the remodeled space, which is scheduled to be open in early 2003. Based on current plans, the existing food court space also will be remodeled to provide for an increase of retail space totaling about 15,000 square feet, which is scheduled to open in late 2003.

Valencia Water Company

        Valencia Water Company is a regulated public water utility and a wholly-owned subsidiary of the Company serving over 23,000 metered connections. Revenues for the three months ended March 31, 2002 were $2.8 million compared to $2.5 million in the comparable 2001 period, a 14% increase primarily due to an increase in the water company's customer base. Net income for the 2002 first quarter declined 9% to $442,000 from $484,000 for the 2001 first quarter, primarily due to increased administrative costs.

Agricultural Operations

        For the first quarter of 2002, agriculture revenues and income, including the Company's energy operations, were $623,000 and $274,000, respectively, compared to revenues and income of $708,000 and $394,000, respectively, for the same period last year. The decrease in revenues and income in the 2002 first quarter was due to lower oil and gas prices in 2002, which was partially offset by crop payments received in 2002 on citrus.

General and Administrative Expense

        General and administrative expenses for the 2002 first quarter increased approximately 23% compared to the same period in the prior year due to an increase in the accrual for incentive-based compensation related to higher earnings for the 2002 first quarter. However, for all of 2002, general and administrative expenses are expected to decrease about 5% from 2001 levels primarily due to an anticipated reduction in incentive-based compensation expense for 2002 resulting from a projected decrease in overall net income for 2002 relative to 2001. Recognition of earnings throughout the year occurs unevenly as land sales occur irregularly and are recognized at the close of escrow or on the percentage of completion basis, if the Company has an obligation to complete certain future improvements, and provided profit recognition criteria are met.

Interest and Other, net

        A 25% net decrease in interest and other, net from the comparable 2001 quarter is primarily due to lower interest rates on the Company's bank line borrowings together with increased interest income from promissory notes accepted by the Company in conjunction with certain commercial land and residential lot sales in the 2001 fourth quarter and 2002 first quarter. Interest expense in 2002 is expected to be approximately 15% higher than 2001 due to anticipated borrowings against available bank lines.

FINANCIAL CONDITION

Liquidity and Capital Resources

        At March 31, 2002, the Company had cash and cash equivalents of $3.6 million and $128.5 million available under bank lines, net of $12.7 million in letters of credit. Borrowings outstanding on bank lines totaled $42.8 million against unsecured lines of credit. In addition, the Company had fixed rate debt totaling $61.7 million. The Company believes it has adequate sources of cash from operations and debt capacity to finance future operations on both a short- and long-term basis and, combined with anticipated land sales, to fund its unit repurchases. The Company ended the 2002 first quarter with a conservative debt to income portfolio value ratio of 40%, which provides adequate debt capacity to fund operations and to complete the current repurchase program. At March 31, 2002, there was no debt secured by the Company's raw land or land under development inventories.

        In May 2001, the Board of Directors authorized a unit repurchase program of up to 2,520,000 units, or 10% of the then outstanding units. As of March 31, 2002, a total of 1,257,085 units had been repurchased under this program for $36.3 million, or an average price of $28.85 per unit, and 1,262,915 units remained to be repurchased. Completion of the 2001 unit repurchase program is expected to occur in 2002 and will require approximately $39 million in addition to the amounts expended through March 31, 2002. Repurchases are funded from cash flow generated from normal business operations.

        The Company repurchases units from time to time at prevailing market prices and, depending on market conditions, either through open market, or unsolicited negotiated transactions. Factors that could affect the Company's ability to complete its unit repurchase program include, but are not limited to, governmental approvals, changing market and economic conditions, changing interest rates, challenges to governmental approvals and finding suitable buyers for certain properties.

        As of March 31, 2002, there were no material commitments for capital expenditures. However, for the 2002 first quarter, the Company invested approximately $8 million in major roads and freeway improvements, which is included in land under development on the accompanying balance sheet. In addition, the Company invested approximately $1 million on the remodel of the former Edwards Theatres space in Valencia Town Center regional mall for relocation of the existing food court and creation of new retail space, and approximately $1 million on the construction of Tournament Players Club® at Valencia championship golf course, in the Company's Westridge community, which are included in income-producing properties on the accompanying balance sheet. For the remainder of 2002, the Company expects to invest approximately $30 million in major roads and freeway improvements to enable the Company to continue its land sales program in Valencia. Another approximately $6 million is expected to be invested in Valencia Town Center regional shopping mall in 2002 for the remodel of the former Edwards Theatres space for relocation of the existing food court and creation of new retail space with an additional $13 million in 2003, for a total of $20 million for the project. Additionally, the Company expects to invest another approximately $15 million on the completion of the golf course.

        The following discussion relates to principal items in the Consolidated Statements of Cash Flow:

Operating Activities

        Net cash used by operating activities totaled $1.4 million for the 2002 first quarter as compared to $8.4 million for the 2001 first quarter. For the 2002 first quarter, revenue generated from operating activities included the sale of 312 residential lots, the sale of approximately 39 commercial acres and revenue from the Company's portfolio of income-producing properties, combined for a total of $46.2 million. This was offset by the acceptance by the Company of $18.7 million in promissory notes in conjunction with the terms of certain commercial land and residential lot sales. These notes have maturity dates prior to December 31, 2002. Cash used by operating activities also included $21.7 million of expenditures for land under development inventories mostly related to land preparation and infrastructure improvements to ready land for development or sale. Additional uses of cash included the Company's general and administrative expenses and interest expense.

        Cash generated from operating activities in the 2001 first quarter included the sale of 14 commercial/industrial acres and revenue from the Company's portfolio of income-producing properties and the collection of a $9.4 million land sale note, which generated a total of $24.5 million. Cash used by operating activities included primarily $15.2 million of expenditures for land under development inventories mostly related to land preparation and infrastructure improvements to ready land for development or sale. Additional uses of cash included the Company's general and administrative expenses and interest expense.

Investing Activities

        Expenditures for development of income-producing properties in the 2002 first quarter totaled $3.4 million and were primarily for the Valencia Town Center food court remodel and expansion, and construction of Tournament Players Club® at Valencia championship golf course, in the Company's Westridge community. Expenditures for development of income-producing properties in the 2001 first quarter totaled $1.3 million and were primarily for the completion of two office buildings sold in December 2000. Purchase of property and equipment totaling $1.4 million in the 2002 first quarter compared to $2.6 in the 2001 first quarter was primarily for water utility construction.

Financing Activities

        Distributions totaling $5.6 million and $5.3 million were made in the 2002 and 2001 first quarters, respectively, consisting of a $.10 per unit regular distribution in both quarters and a $.13 per unit special distribution in the 2002 first quarter and a $.10 per unit special distribution in the 2001 first quarter. The Company's policy is to provide sufficient distributions, including special distributions, to pay the taxes associated with Company earnings. The declaration of distributions and the amount declared are determined by the Board of Directors on a quarterly basis taking into account the Company's earnings, financial condition and prospects. Borrowings against lines of credit increased by $19.1 million during the 2002 first quarter compared to an increase of $25.4 million for the same period in the prior year. In addition, the Company repurchased 286,935 partnership units during the 2002 first quarter for $8.6 million or an average price of $30.10 per unit. Units repurchased during the 2001 first quarter totaled 394,560 for $10.0 million or an average price of $25.38 per unit.

New Accounting Pronouncement

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 makes significant changes to the accounting for goodwill and intangible assets. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

FORWARD-LOOKING INFORMATION

        Except for historical matters, the matters discussed in this report are forward-looking statements that involve inherent risks and uncertainties. We have tried, wherever practical, to identify these forward-looking statements by using words like "anticipate," "believe," "estimate," "target", "project," "expect," "plan," and similar expressions. Forward-looking statements include, but are not limited to, statements about plans; opportunities; anticipated regulatory approvals; negotiations; market and economic conditions; development, construction, and sales activities; and availability of financing.

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

        Sales of Real Estate:    The majority of the Company's revenues is generated by its real estate operations. The ability of the Company to consummate sales of real estate is dependent on various factors including, but not limited to, availability of financing to the buyer, agreement with buyers on definitive terms, regulatory and legal issues, and successful completion of the buyer's due diligence. The fact that a real estate transaction has entered escrow does not necessarily mean that the transaction ultimately will close. Therefore, the timing of sales may differ from that anticipated by the Company. The inability to close sales as anticipated could adversely impact the recognition of revenue in any specific period.

        Economic Conditions:    Real estate development and commercial income property can be significantly impacted by general and local economic conditions, which are beyond the control of the Company. The Company's real estate operations are concentrated in north Los Angeles County. The Southern California economy is profoundly affected by the entertainment, technology, defense and certain other segments. Consequently, all sectors of the Company's real estate operations tend to be cyclical. The regional economy, like that of the state and nationally, has slowed into a recession. There can be no assurances that the recession will not worsen or the economy will recover in the near future.

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

        Competition:    The sale and leasing of residential, industrial and commercial real estate is highly competitive, with competition coming from numerous and varied sources. The degree of competition is affected by such factors as the supply of real estate available comparable to that sold and leased by the Company and the level of demand for such real estate. Currently, the residential market in the Santa Clarita Valley, including Valencia, remains strong and has been capturing an increasing portion of Los Angeles County's new home sales. However, there is no assurance that this trend will continue. The industrial market in Valencia is experiencing declining demand and rising vacancy rates since the national and regional economy has slowed and concerns linger over California's power crisis. In addition, local competition has intensified as local business parks have opened or are in the planning stages.

        Geographic Concentration:    The Company's real estate development activities are focused on the 18,600 acres that it owns in north Los Angeles County. The Company's entire commercial income portfolio is located in the Valencia area. Therefore, any factors affecting that concentrated area, such as changes in the housing market, economic conditions and environmental factors, which cannot be predicted with certainty, could affect future results.

        Exposure to Natural Occurrences and Acts of Terror:    The Company's assets and real estate operations may be adversely affected by natural occurrences such as earthquakes and weather conditions, and acts of terrorism or armed conflict that may cause damage to assets, delay progress and increase the costs of infrastructure construction and land development, and affect the pace of sales.

        Government Regulation and Entitlement Risks:    In developing its projects, the Company must obtain the approval of numerous governmental authorities regulating such matters as permitted land uses, density and traffic, and the provision of utility services such as electricity, water and waste disposal. In addition, the Company is subject to a variety of federal, state and local laws and regulations concerning protection of health and the environment. This government regulation affects the types of projects which can be pursued by the Company and increases the cost of development and ownership. The Company devotes substantial financial and managerial resources to comply with these requirements. To varying degrees, certain permits and approvals will be required to complete the developments currently being undertaken or planned by the Company. Furthermore, the timing, cost and scope of planned projects may be subject to legal challenges. (See following "Litigation" discussion.) In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. The ability to obtain necessary approvals and permits for its projects may be beyond the Company's control and could restrict or prevent development of otherwise desirable new projects. The Company's results of operations in any period will be affected by the amount of entitled properties the Company has in inventory.

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

        Environmental Remediation:    The Company owns or formerly owned properties with respect to which which the Company may be required to remediate environmental effects of prior releases of contamination. Future environmental costs are difficult to estimate because of factors such as, but are not limited to, the unknown magnitude of possible contamination, the unknown timing and extent of remediative actions that may be required, the determination of the Company's potential liability, and the extent to which such costs are recoverable from third parties or insurance. In addition, the length of time to perform any required remediation or the successful pursuit of responsible third parties is difficult to predict. The ability to, or length of time required to, remediate any property could increase the costs of, and restrict, prevent or delay the development of a new project.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt. At March 31, 2002, the Company had $42.8 million of variable debt outstanding with a weighted average interest rate of 3.22% and $61.7 million of fixed rate debt with interest rates ranging from 7.25% to 8.45%.

        The table below presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt at March 31, 2002 by expected maturity dates:

Dollars in thousands	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Mortgage and Other Debt
Fixed Rate Debt	$3,995	$10,970	$1,509	$1,657	$23,525	$20,053	$61,709	$64,639(2)
Weighted Average Interest Rate	7.36%	8.32%	7.38%	7.35%	7.43%	7.70%	7.67%
Variable Rate Debt (1)	$2,000		40,800				$42,800	$23,700
Weighted Average Interest Rate	3.12%		3.22%				3.22%

(1)
The Company has a $50 million revolving mortgage facility which bears interest at LIBOR plus 1.40% against which no borrowings were outstanding at March 31, 2002. The Company also has unsecured lines of credit consisting of a $130 million line on which the interest rate is LIBOR plus 1.25% to 1.45% and a $2 million line on which the rate is LIBOR plus 1.35%, against which borrowings of $40.8 million and $2 million were outstanding, respectively at March 31, 2002. The amounts set forth in the table above assume that the outstanding amounts under the variable rate credit facilities will be repaid at the facilities' respective maturity dates. Management believes that these lines will be renewed at maturity with similar terms, subject to market conditions existing at the times of renewal.

(2)
The fair values of the Company's fixed rate debt either approximate carrying value or are estimated using discounted cash flow analyses based on the Company's current incremental borrowing arrangments ranging from 6.5% to 7.25%.

        The table below presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt at March 31, 2001 by expected maturity dates:

Dollars in thousands	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
Mortgage and Other Debt
Fixed Rate Debt	$1,264	$1,479	$10,968	$1,512	$1,655	$43,583	$60,461	$60,461
Weighted Average Interest Rate	7.58%	7.55%	8.32%	7.35%	7.37%	7.55%	7.68%
Variable Rate Debt	$32,000	$7,400					$39,400	$39,400
Weighted Average Interest Rate	6.32%	6.90%					6.43%

        There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. The Company manages its interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt in order to maintain variable rate exposure at an acceptable level and by taking advantage of favorable market conditions for long-term debt. In addition, the Company's guideline for total debt is not to exceed 60% of the appraised value of the income portfolio. As of March 31, 2002, the Company's debt to income portfolio value ratio was 40%.

Part II. Other Information

Item 1. Legal Proceedings.

        Please refer to "Community Development" and "Litigation" under Part I, Item 2.—"Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):
10(a)	The Newhall Land And Farming Company Employee Savings Plan Amendment No. 5
10(b)	The Newhall Land And Farming Company Retirement Plan (Restatement Effective January 1, 1989) Amendment No. 6
  (b)
  No reports on Form 8-K were filed in the first quarter ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEWHALL LAND AND FARMING COMPANY (A California Limited Partnership) Registrant
By:	Newhall Management Limited Partnership, Managing General Partner
	By:	Newhall Management Corporation, Managing General Partner

Date: May 10, 2002	By:	/s/ GARY M. CUSUMANO Gary M. Cusumano, President and Chief Executive Officer of Newhall Management Corporation (Principal Executive Officer)
Date: May 10, 2002	By:	/s/ STUART R. MORK Stuart R. Mork, Senior Vice President and Chief Financial Officer of Newhall Management Corporation (Principal Financial Officer)
Date: May 10, 2002	By:	/s/ DONALD L. KIMBALL Donald L. Kimball, Vice President—Finance and Controller of Newhall Management Corporation (Principal Accounting Officer)