Form 10-Q
period 2002-06-30
NEWHALL LAND & FARMING CO /CA/
filed 2002-08-12
CIK 751976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

Yes  ☒        No  ☐

At July 31, 2002, 24,006,963 partnership units were outstanding

Part I. Financial Information
Item 1. Financial Statements

Consolidated Statements of Income
(Unaudited)

In thousands except per unit	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues
Real estate
Residential land sales	$27,878	$73	$44,775	$179
Industrial and commercial sales	9,802	89,337	31,563	97,712
Commercial operations
Income-producing properties	9,742	11,088	19,471	21,977
Valencia Water Company	3,480	3,076	6,279	5,532

	50,902	103,574	102,088	125,400

Agriculture operations	1,308	1,603	1,931	2,311

Total revenues	$52,210	$105,177	$104,019	$127,711

Contribution to income
Real estate
Residential land sales	$9,532	$(1,032)	$14,065	$(1,763)
Industrial and commercial sales	5,049	82,794	14,736	84,918
Community development	(4,829)	(4,147)	(7,719)	(5,763)
Commercial operations
Income-producing properties	3,139	3,150	6,179	7,401
Valencia Water Company	734	528	1,176	1,012

	13,625	81,293	28,437	85,805

Agriculture operations	(7)	207	267	600
General and administrative expense	(3,529)	(4,120)	(6,349)	(6,365)

Operating income	10,089	77,380	22,355	80,040
Interest and other, net	(714)	(2,043)	(1,857)	(3,664)

Net income	$9,375	$75,337	$20,498	$76,376

Net income per unit	$0.39	$2.94	$0.85	$2.94

Net income per unit—diluted	$0.38	$2.91	$0.83	$2.91

Number of units used in computing per unit amounts:
Net income per unit	24,064	25,588	24,144	25,990
Net income per unit—diluted	24,560	25,875	24,589	26,256
Cash distributions per unit:
Regular	$0.10	$0.10	$0.20	$0.20
Special	—	—	0.13	0.10

See notes to consolidated financial statements

Consolidated Balance Sheets

In thousands	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,065	$3,050
Accounts and notes receivable	27,840	17,310
Land under development	80,704	77,885
Land held for future development	21,938	22,029
Income-producing properties held for sale, net	2,322	2,322
Income-producing properties, net	150,549	148,610
Property and equipment, net	74,934	72,763
Investment in joint venture	1,058	743
Other assets and deferred charges	15,106	13,607

	$376,516	$358,319

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable	$24,372	$21,544
Accrued expenses	41,678	45,386
Deferred revenues	30,699	13,681
Mortgage and other debt	82,288	85,511
Advances and contributions from developers for utility construction	37,553	34,200
Other liabilities	22,797	22,786

Total liabilities	239,387	223,108
Partners' capital
24,073 units outstanding, excluding 12,699 units in treasury (cost-$314,916), at June 30, 2002 and 24,374 units outstanding, excluding 12,398 units in treasury (cost-$304,335), at December 31, 2001	137,129	135,211

	$376,516	$358,319

See notes to consolidated financial statements

Consolidated Statements of Cash Flow
(Unaudited)

	Six Months Ended June 30,
In thousands
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,498	$76,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,689	5,865
Increase in land under development	(47,104)	(26,645)
Cost of sales and other inventory changes	44,376	6,577
(Increase) decrease in accounts and notes receivable	(10,530)	10,399
Increase (decrease) in accounts payable, accrued expenses and deferred revenues	16,138	(7,274)
Cost of property sold	124	1,235
Other adjustments, net	(1,482)	(112)

Net cash provided by operating activities	27,709	66,421

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of income-producing properties	(5,798)	(3,179)
Purchase of property and equipment	(4,131)	(5,472)
Investment in joint venture	(315)	(125)

Net cash used in investing activities	(10,244)	(8,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid	(7,999)	(7,817)
Decrease in mortgage and other debt, net	(3,223)	(4,193)
Increase in advances and contributions from developers for utility construction	3,353	1,294
Purchase of partnership units	(12,703)	(48,012)
Issuance of partnership units	2,122	2,854

Net cash used in financing activities	(18,450)	(55,874)

Net (decrease) increase in cash and cash equivalents	(985)	1,771
Cash and cash equivalents, beginning of period	3,050	3,717

Cash and cash equivalents, end of period	$2,065	$5,488

Supplemental schedule of non-cash investing and financing activites:
Payable for unit repurchases		$(4,052)

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

Note 1. Accounting Policies

        The consolidated financial statements include the accounts of The Newhall Land and Farming Company and its subsidiaries, all of which are wholly-owned (collectively, "the Company"). All significant intercompany balances and transactions are eliminated.

        The Company's unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2002 and 2001 have been made. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found on pages 28 through 40 of the Company's 2001 Annual Report on Form 10-K. In addition, a summary of the accounting policies that management considers significant in the preparation of the Company's consolidated financial statements is included in Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations. Certain reclassifications have been made to prior period's amounts to conform to the current period presentation.

        Interim financial information for the Company has substantial limitations as an indicator for the calendar year because:

  •
  Land sales occur irregularly and are recognized, provided profit recognition criteria are met, at the close of escrow or, if the Company has an obligation to complete certain future improvements, on the percentage of completion basis.

  •
  Sales of income properties and non-developable farmland occur irregularly and are recognized upon close of escrow provided profit recognition criteria are met.

  •
  Agricultural crops are on an annual cycle and income is recognized upon harvest. Most major crops are harvested during the fall and winter.

Note 2. Details of Land Under Development

(In $000)	June 30, 2002	December 31, 2001
Valencia
Residential development	$45,154	$44,911
Industrial and commercial land development	34,206	32,687
Agriculture	1,344	287

Total land under development	$80,704	$77,885

Note 3. Details for Earnings per Unit Calculation

(In 000's except per unit)	Income (numerator)	Units (denominator)	Per Unit
For three months ended June 30, 2002
Net income per unit
Net income available to unitholders	$9,375	24,064	$.39
Effect of dilutive securities
Unit options	—	496	(.01)

Net income per unit—diluted	$9,375	24,560	$.38

For three months ended June 30, 2001
Net income per unit
Net income available to unitholders	$75,337	25,588	$2.94
Effect of dilutive securities
Unit options	—	287	(.03)

Net income per unit—diluted	$75,337	25,875	$2.91

For six months ended June 30, 2002
Net income per unit
Net income available to unitholders	$20,498	24,144	$.85
Effect of dilutive securities
Unit options	—	445	(.02)

Net income per unit—diluted	$20,498	24,589	$.83

For six months ended June 30, 2001
Net income per unit
Net income available to unitholders	$76,376	25,990	$2.94
Effect of dilutive securities
Unit options	—	266	(.03)

Net income per unit—diluted	$76,376	26,256	$2.91

Note 4. Details of Income-Producing Properties, Income-Producing Properties Held for Sale and Property and Equipment

(In $000s)	June 30, 2002	December 31, 2001
Income-producing properties
Land	$36,600	$36,600
Buildings	133,173	132,432
Other	9,443	8,754
Properties under development	11,748	7,614

	190,964	185,400
Accumulated depreciation	(40,415)	(36,790)

	$150,549	$148,610

Income-producing properties held for sale
Office	$2,720	$2,720
Accumulated depreciation	(398)	(398)

	$2,322	$2,322

Property and equipment
Land	$3,759	$3,760
Buildings	6,034	6,022
Equipment	10,294	9,770
Water supply systems, orchards and other	92,020	87,462
Construction in progress	3,948	5,115

	116,055	112,129
Accumulated depreciation	(41,121)	(39,366)

	$74,934	$72,763

Note 5. Disclosure about Certain Financial Statement Captions

        Accounts and notes receivable—The $10.5 million increase in accounts and notes receivable at June 30, 2002 compared to the prior year end was primarily due to the Company's acceptance in the 2002 first quarter of $18.7 million in promissory notes in conjunction with the terms of certain commercial land and residential lot sales. The term of each of these notes is less than one year and they are expected to be collected prior to December 31, 2002. One of these notes in the amount of $3 million was collected in the 2002 second quarter. In addition, $5.5 million of notes receivable outstanding at December 31, 2001 were collected in the 2002 second quarter.

        Deferred revenues—The $17.0 million net increase in deferred revenues for the six months ended June 30, 2002 was primarily attributable to $23.5 million in deferred revenues for certain commercial land and residential lot sales recorded under percentage of completion accounting in 2002, including $12.4 million recorded in the 2002 second quarter. (See definition of percentage of completion in the "Significant Accounting Policies and Estimates" section of Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.) This increase was partially offset by recognizing $6.8 million of deferred revenues earned in 2002 to date, including $4.7 million of deferred revenues recognized in the 2002 second quarter.

Note 6. Business Segment Reporting

        The following table provides financial information regarding revenues from external customers, income and total assets for the Company's business segments and also provides a reconciliation to the Company's consolidated totals:

	Three months ended June 30, 2002
(In $000s)	Revenues	Contribution to Income	Assets
Real Estate
Residential	$27,878	$9,634	$44,194
Industrial and commercial	9,802	5,237	55,978
Community development	—	(4,612)	34,726
Income-producing properties	9,742	3,171	150,354
Valencia Water Company	3,480	781	75,706
Agriculture	1,308	15	7,218
Central administration	—	(3,037)	8,340
All other	—	(1,100)	—

	52,210	10,089	376,516
Interest and other, net	—	(714)	—

	$52,210	$9,375	$376,516

	Three months ended June 30, 2001
(In $000s)	Revenues	Contribution to Income	Assets
Real Estate
Residential	$73	$(789)	$22,981
Industrial and commercial	89,337	83,416	41,809
Community development	—	(3,560)	31,335
Income-producing properties	11,088	3,256	167,142
Valencia Water Company	3,076	697	70,086
Agriculture	1,603	301	7,693
Central administration	—	(2,416)	14,355
All other	—	(3,525)	—

	105,177	77,380	355,401
Interest and other, net	—	(2,043)	—

	$105,177	$75,337	$355,401

	Six months ended June 30, 2002
(In $000s)	Revenues	Contribution to Income	Assets
Real Estate
Residential	$44,775	$14,286	$44,194
Industrial and commercial	31,563	15,133	55,978
Community development	—	(7,259)	34,726
Income-producing properties	19,471	6,249	150,354
Valencia Water Company	6,279	1,278	75,706
Agriculture	1,931	315	7,218
Central administration	—	(5,297)	8,340
All other	—	(2,350)	—

	104,019	22,355	376,516
Interest and other, net	—	(1,857)	—

	$104,019	$20,498	$376,516

	Six months ended June 30, 2001
(In $000s)	Revenues	Contribution to Income	Assets
Real Estate
Residential	$179	$(1,515)	$22,981
Industrial and commercial	97,712	85,552	41,809
Community development	—	(5,153)	31,335
Income-producing properties	21,977	7,509	167,142
Valencia Water Company	5,532	1,184	70,086
Agriculture	2,311	697	7,693
Central administration	—	(4,634)	14,355
All other	—	(3,600)	—

	127,711	80,040	355,401
Interest and other, net	—	(3,664)	—

	$127,711	$76,376	$355,401

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

RESULTS OF OPERATIONS

Comparison of Second Quarter and Six Months of 2002 to Second Quarter and Six Months of 2001
Unaudited

        The amounts of increase or decrease in revenues and income from the prior year second quarter and six months are as follows (in 000s, except per unit):

	Second Quarter Increase (Decrease)		Six Months Increase (Decrease)
	Amount	%	Amount	%
Revenues
Real estate
Residential land sales	$27,805	38089%	$44,596	24914%
Industrial and commercial sales	(79,535)	-89%	(66,149)	-68%
Commercial operations
Income-producing properties	(1,346)	-12%	(2,506)	-11%
Valencia Water Company	404	13%	747	14%

	(52,672)	-51%	(23,312)	-19%

Agriculture Operations	(295)	-18%	(380)	-16%

Total revenues	$(52,967)	-50%	$(23,692)	-19%

Contribution to Income
Real estate
Residential land sales	$10,564	1024%	$15,828	898%
Industrial and commercial sales	(77,745)	-94%	(70,182)	-83%
Community development	(682)	-16%	(1,956)	-34%
Commercial operations
Income-producing properties	(11)	0%	(1,222)	-17%
Valencia Water Company	206	39%	164	16%

	(67,668)	-83%	(57,368)	-67%

Agriculture Operations	(214)	-103%	(333)	-56%
General and administrative expense	591	14%	16	0%

Operating income	(67,291)	-87%	(57,685)	-72%
Interest and other, net	1,329	65%	1,807	49%

Net income	$(65,962)	-88%	$(55,878)	-73%

Net income per unit	$(2.55)	-87%	$(2.09)	-71%

Net income per unit—diluted	$(2.53)	-87%	$(2.08)	-71%

Number of units used in computing per unit amounts:
Net income per unit	(1,524)	-6%	(1,846)	-7%

Net income per unit—diluted	(1,315)	-5%	(1,667)	-6%

        The increases and decreases in revenues and income for the three and six months are attributable to the following:

        For the three months ended June 30, 2002, revenues totaled $52.2 million and net income totaled $9.4 million compared to revenues for the 2001 second quarter of $105.2 million and net income of $75.3 million. Revenues for the six months ended June 30, 2002 totaled $104.0 million and net income totaled $20.5 million compared to revenues of $127.7 million and net income of $76.4 million for the same period in 2001.

        Major contributors to both second quarter and six-month 2002 results were the sales of the entire 326 entitled, unimproved residential lots in the community of Alta Vista, 95 entitled, improved lots in the Company's Westridge golf course community and 16.7 acres of commercial land planned for an 185,000 square foot specialty retail center across from Valencia Town Center. Combined, these sales added $33.0 million to revenues and $14.3 million to income in the 2002 second quarter.

        Major contributors to both second quarter and six-month 2001 results were the sales of the Company's Chiquita Canyon Landfill, its option to purchase approximately 1,800 acres in Broomfield, Colorado and a 7.9-acre commercial parcel for 341 apartments with 10,000-square-feet of ground floor retail. Combined, these sales added $88.1 million to revenues and $84.6 million to income in the 2001 second quarter.

        The Company has increased its earnings estimate for the full year ending December 31, 2002 to a range of approximately $1.50 to $1.60 per unit. This estimate is an increase from the $1.10 to $1.15 net income per unit range previously reported. The new estimate includes the sale of 1,331 residential lots in the communities of Westridge (730 lots), Alta Vista (326 lots) and Hidden Creek (275 lots); approximately 60 acres of commercial land; 14 acres of industrial land; and income from the Company's portfolio of income-producing properties of approximately $12 million after depreciation. The estimate for 2002 does not include any income-producing asset sales. For the first six months of 2002, the Company closed escrows on 733 residential lots and 55.5 acres of commercial land. During the second half of 2002, the Company expects to close escrows on an additional 598 residential lots and about 20 acres of commercial and industrial land. The ability to complete sales in 2002 will be dependent upon a variety of factors including, but not limited to, identification of suitable buyers, agreement with the buyers on definitive terms, successful completion of the due diligence work by buyers, availability of financing to suitable buyers, regulatory and legal issues, market and other conditions.

Residential Land Sales

        In the 2002 second quarter, 421 residential lots closed escrow. The entire inventory of 326 entitled, unimproved residential lots in the community of Alta Vista and 95 entitled, improved lots in the Westridge golf course community contributed $25.5 million to revenues and $9.4 million to income under percentage of completion accounting. For the six months ended June 30, 2002, the Company closed escrows on 407 residential lots in the Westridge community and the 326 lots in Alta Vista, for a total of 733 residential lots sold, which combined contributed $41.4 million to revenues and $13.9 million to income.

        No residential lots were sold during the 2001 second quarter or the six-month period ended June 30, 2001. For the three- and six-months periods ended June 30, 2001 revenues of $73,000 and $179,000, respectively, and net losses of $1.0 million and $1.8 million, respectively, were primarily due to amounts received from merchant builders under price and profit participation agreements offset by administrative expenses.

        At June 30, 2002, the entire 275 residential lots in the community of Hidden Creek and 278 residential lots in Valencia Westridge were in escrow for a combined sales price of approximately $70 million with closings scheduled in the second half of 2002. There were no residential lots in escrow at the end of the 2001 second quarter. All escrow closings are subject to market and other conditions beyond the control of the Company.

        Home sales by merchant builders on lots previously purchased from the Company continued at record pace with 696 homes sold for the six-month period ended June 30, 2002 compared to 448 sold during the same period last year. A record level of Valencia home sales could be achieved this year, exceeding the record home sales of 873 achieved last year, if the current sales pace continues and merchant builders are able to close escrow on homes in the Company's Valencia Westridge community before year-end.

        At June 30, 2002, merchant builders had 457 homes in escrow, compared to 369 at June 30, 2001. While the Company does not participate directly in profits generated from escrow closings by merchant builders, the sale of these previously sold lots to homebuyers is key to the Company's future success in selling additional lots.

        Lot sales in 2001 were impacted by the California Public Utilities Commission's (CPUC) decision to combine its review of Valencia Water Company's request to expand its service area together with the Valencia Water Company's water management plan. Late in 2001, the CPUC approved the Valencia Water Company's water management plan and granted the service expansion request, which permits Valencia Water Company to expand its service area to the Hidden Creek, Creekside, Alta Vista and West Creek communities (see the "Community Development" section below). These communities include approximately 4,000 potential residential lots and apartments. Valencia Water Company is Newhall Land's wholly-owned public water utility company serving Valencia and nearby areas. In April 2002, the CPUC denied opponents' request for a re-hearing regarding the CPUC's approval of Valencia Water Company's water management plan and service area expansion. Opponents' appeal of the CPUC's decision to the California Supreme Court was denied on June 19, 2002.

Industrial and Commercial Sales

Industrial Land Sales

        Demand for industrial land in the Company's business parks remains weak as evidenced by higher vacancy rates in Valencia industrial properties constructed by third-party developers and lower sales and leasing of new industrial space by third-party developers and the Company. At June 30, 2002, the combined vacancy rate in both Valencia Industrial Center and Valencia Commerce Center increased to 14% compared to 11% in the 2002 first quarter and 6.4% at June 30, 2001.

        No industrial land sales closed escrow in the quarter or six-month periods ended June 30, 2002. Results for the six months ended June 30, 2001 included the sale of a 9.5-acre industrial parcel which contributed $4.7 million to revenues and $1.3 million to income. The Company continues to market for sale 14 acres of industrial land; however, at June 30, 2002, no industrial parcels were in escrow. One industrial parcel, totaling 15.0 acres, was in escrow at June 30, 2001 but the escrow was subsequently canceled. The ability to complete sales in 2002 will be dependent upon a variety of factors including, but not limited to, identification of suitable buyers, agreement with the buyers on definitive terms, successful completion of the due diligence work by buyers, availability of financing to suitable buyers, regulatory and legal issues, market and other conditions. The Company has 369 net acres of industrial land remaining in Valencia.

Commercial Land Sales

        In the 2002 second quarter, the Company recorded $8.8 million in revenues and $5.8 million in income from commercial land sales under the percentage of completion accounting method. Commercial land sales consisted primarily of a sale of a 16.7-acre parcel across from Valencia Town Center regional mall planned for an 185,000 square foot retail center to be anchored by Kohl's department store. For the six-months ended June 30, 2002, the Company closed escrows on 55.5 acres of commercial land, contributing $30.5 million to revenues and $17.2 million to income. In addition to the 16.7 acres sold in the 2002 second quarter, the 55.5 acres included 22.3 acres in the Westridge golf course community for two commercial sites and an apartment site, which contributed $17.3 million to revenues and $9.3 million to income.

        For the quarter and six-months ended June 30, 2001, the Company closed escrows on 12.0 acres of commercial land, including a 7.9-acre commercial parcel in Town Center for a 341-unit apartment community with 10,000-square-feet of ground floor retail space in Valencia Town Center which contributed $10.1 million to revenues and $7.7 million to income.

        At June 30, 2002, one commercial parcel totaling 4.6 acres was in escrow compared to no commercial parcels in escrow at the end of the 2001 second quarter. All escrow closings are subject to market and other conditions beyond the control of the Company.

Income Property and Other Sales

        No income property sales were completed in the six-months ended June 30, 2002. The Company has only one minor income property that currently is being marketed for sale. In the 2001 second quarter, the Company sold its Chiquita Canyon Landfill and its option to purchase approximately 1,800 acres in Broomfield, Colorado for a combined total of $78.0 million in revenues and $76.9 million in income.

        No income properties were in escrow at June 30, 2002. The Bank of America office building and a small office building were in escrow at June 30, 2001 which escrows subsequently closed in the 2001 third quarter.

Community Development

        Community development expenses increased 16% for the three-month period and 34% for the six-month period ended June 30, 2002 compared to the same 2001 periods primarily due to an increase in legal expense. Community development expenses for the year are expected to increase about 42% from the 2001 level due to the Company's response to third-party legal challenges and its continued focus on entitlements, planning and community marketing to complete the projected sellout of Valencia residential land and to position Newhall Ranch to commence development.

        In late May 2002, the California Department of Fish and Game (Fish and Game) conducted a search on certain areas of Newhall Ranch. Fish and Game claims that the search was to determine if Newhall Land had destroyed an endangered plant called the San Fernando Valley Spineflower, even though the Company was conducting agricultural activities on the property, which are permissible under the California Endangered Species Act. In 2000, the Company had notified Fish and Game and other agencies that it had found the plant in one small area of Newhall Ranch. During the May 2002 search, Fish and Game found the plant in additional locations on a portion of Newhall Ranch. The Department of Fish and Game is continuing its investigation. The existence of the plant may affect the development plans for a portion of Newhall Ranch where the plant has been located. The Company is surveying other portions of Newhall Ranch to determine other possible locations of the plant. The Company expects that additional surveys will be conducted in subsequent years. The Company currently is planning its first neighborhood, River Village, in Newhall Ranch. As part of planning for that project, a rare plant survey was conducted and Spineflowers were not found.

        The Company recently announced that hearings before the Los Angeles County Board of Supervisors concerning the Newhall Ranch Environmental Impact Report six issues identified by a Kern County Superior Court as requiring additional analyses are expected to be further delayed until early 2003. Adequacy and reliability of the Newhall Ranch water supply was one of the six issues requiring additional analyses. The delay is a result of the de-certification of an environmental impact report regarding the acquisition and importing of 41,000 acre feet per year of state water by Castaic Lake Water Agency (CLWA), the water wholesaler serving the Santa Clarita Valley. CLWA appealed the de-certification decision to the California Supreme Court and the appeal was denied. Of the 41,000 acre feet of water that is the subject of the CLWA environmental impact report, about 1,600 acre feet per year was expected to be used for Newhall Ranch. Consequently, the Company is working on securing alternative water supplies for the additional annual supply of 1,600 acre feet. Based on the current schedule, the Company expects to return to the Kern County Superior Court late next year. The target date for commencement of initial development of Newhall Ranch remains 2005. The length of time necessary to obtain completion of governmental review and approvals and the judicial process are difficult to predict. Additional delays in these processes would adversely affect development plans.

        West Creek is a 2,214-home community in the Valencia North River planning area. The project received tentative approval from the Los Angeles County Board of Supervisors in September 2000 and final approval in January 2001. Opponents to the community filed a California Environmental Quality Act (CEQA) lawsuit challenging the Board of Supervisors' approval. In November 2001, the Superior Court dismissed opponents' claims, and the decision has been appealed by opponents. The length of time required to resolve this matter and outcome of the judicial process are difficult to predict. An adverse decision would affect the timing and costs of the project.

Income-Producing Properties

        For the three- and six-months periods ended June 30, 2002, revenues were down 12% and 11%, respectively, over the same periods in 2001. The decreases primarily were due to the loss of revenues generated from sold income-producing properties that closed escrow in the second, third and fourth quarters of 2001, and the closing of the Edwards movie theaters in the Valencia Town Center regional shopping mall late in the 2001 third quarter. Income for the three-month period essentially was unchanged from the same period in 2001, while income for the six-month period ended June 30, 2002 was down 17% over the same period in 2001 primarily due to the sale of income-producing properties.

        Income for the current and prior year second quarters include the effects of the cessation of depreciation on Properties Held for Sale and Sold Properties of $17,000 and $120,000, respectively, and for the current and prior six-month periods of $36,000 and $275,000, respectively. In the 2001 second quarter, the Spectrum Club, which had been classified as a property held for sale, was re-classified as held for investment. Accordingly, depreciation expense was recorded covering the entire period the property was held for sale.

        Retained properties produced slightly lower net operating income (before administration, depreciation and interest expenses) in the second quarter 2002 primarily due to certain one-time common area maintenance expenses. Net operating income for the six-month period ended June 30, 2002 was higher versus the same period in 2001 due to the strong operating results of the hotels in the 2002 first quarter. Net operating income for 2002 from the Company's income portfolio is expected to be approximately $22 million, and income (after administration, depreciation and interest expenses) is expected to be approximately $12 million.

Income-producing Properties

	Three Months Ended June 30,		Six Months Ended June 30,
Net Operating Income (Dollars in thousands)
	2002	2001	2002	2001
Retained Properties(1)	$5,570	$5,647	$11,034	$10,986
Properties Held for Sale(2)	(6)	(35)	(12)	32
Sold Properties(3)	19	390	(4)	1,691

Net Operating Income(4)	5,583	6,002	11,018	12,709
Admin/Depreciation	(2,444)	(2,852)	(4,839)	(5,308)

Total Contribution to Income	$3,139	$3,150	$6,179	$7,401

(1)
Includes NorthPark Village Square and River Oaks shopping centers, Valencia Town Center regional mall and entertainment center, retail along Town Center Drive, Hyatt Valencia and Valencia Hilton hotels, restaurants, leases, etc.

(2)
Consists of a 35,310 sq. ft. building located in Valencia Commerce Center.

(3)
Includes in 2001, the Chiquita Canyon Landfill (sold in 2nd quarter), the Bank of America Building and a small office building (sold in 3rd quarter) and the Town Center Plaza mixed-use building (sold in 4th quarter).

(4)
Before administration, depreciation and interest expenses. Maintenance costs are expensed as incurred.

        Occupancy rates at the Company's various income-producing properties were as follows at June 30, 2002 and 2001:

	June 30, 2002	June 30, 2001
Occupancy Rates*:
Valencia Town Center Mall**	82%	94%
Entertainment Center***	97%	96%
Valencia Town Center Master Lease****	80%	56%
NorthPark/River Oaks Shopping Centers	99%	100%
Hotels	75%	77%
*
Includes signed lease space and leases to short-term tenants.

**
Includes 334,470 sq. ft. of leasable retail space and 8,400 sq. ft. of office space.

***
Includes 129,103 sq. ft. of leasable space.

****
Includes 50,000 sq. ft. of retail space from a 12 1/2 year lease-back agreement that was part of the sale of four office buildings along Town Center Drive that closed in early December 2000.

Valencia Water Company

        Valencia Water Company is a regulated utility and a wholly-owned subsidiary of the Company serving approximately 24,000 metered connections. In February 2002, Valencia Water Company voluntarily reduced its general rates by 4.85% in order to obtain a rate of return at or below its authorized rate of return with the California Public Utilities Commission (CPUC). However, Valencia Water Company filed an application with the CPUC on May 3, 2002 for a proposed rate increase to cover rising costs and planned capital expenditures to improve system reliability and water quality. The

CPUC is expected to complete its review of the application and render a decision in early 2003. There is no assurance that the requested rate increase will be approved.

        Despite the 4.85% rate reduction that took effect at the end of February 2002, revenues for the three- and six-months periods ended June 30, 2002 increased 13% and 14%, respectively, from the same periods in 2001 primarily due to a 3% year to date increase in the water company's customer base and increased water usage due to drier weather conditions. Income for the quarter and six-month period ended June 30, 2002 increased 39% and 16%, respectively. The increase was primarily due to the increase in revenue expenses partially offset by higher legal expenses related to proceedings in which Valencia Water Company is involved.

Agricultural Operations

        For the three- and six-month periods ended June 30, 2002, revenues from agriculture operations were 18% and 16% lower, respectively, than the same periods in 2001, primarily due to a reduction in sales volume and prices on alfalfa and a decrease in oil and gas prices. Income for the three- and six-months ended June 30, 2002 decreased 103% and 56%, respectively, compared to the same periods in 2001 due to the factors mentioned above as well as costs associated with increased acreage being converted to idle farmland as a result of low commodity prices and dryland crop losses resulting from the lack of rain.

General and Administrative Expense

        General and adminstrative expenses for the 2002 second quarter decreased 14% while expenses for the six-months ended June 30, 2002 remained comparable with the prior year. The 2002 second quarter decrease was primarily due to reduced levels of incentive-based compensation expense accrual resulting from lower earnings for the 2002 second quarter. For the six-months ended June 30, 2002, the reduction in incentive-based compensation expense accrual was offset by an increase in expense for unit ownership plans. General and administrative expenses for all of 2002 are expected to be comparable to 2001 levels.

Interest and Other, net

        Interest and other, net decreased 65% and 49% for the 2002 second quarter and the six-months ended June 30, 2002, respectively. Lower interest rates on the Company's bank line borrowings together with increased interest income from promissory notes accepted by the Company in conjunction with certain commercial land and residential lots sales in the 2001 fourth quarter and 2002 first quarter were the primary contributors to the decrease over the same 2001 periods. Interest expense in 2002 is expected to be 34% lower than 2001 due to lower interest rates on the Company's bank line borrowings, increase in interest income from promissory notes and an increase in capitalized interest on active real estate projects.

FINANCIAL CONDITION

Liquidity and Capital Resources

        At June 30, 2002, the Company had cash and cash equivalents of $2.1 million and $136.5 million available under bank lines, net of $24.2 million in letters of credit. Borrowings outstanding on unsecured lines of credit totaled $23.3 million. In addition, the Company had fixed rate debt totaling $59.0 million. The Company believes it has adequate sources of cash from operations and debt capacity, combined with anticipated land sales, to finance future operations on both a short- and long-term basis and to fund unit repurchases. (See additional information on the unit repurchase program below.) The Company utilizes its available debt capacity to fund on-going operations, as well as administration and legal costs to bring future projects online over the longer term to enable the Company to complete the development of Valencia and begin development of Newhall Ranch. As a guideline, the Company targets to limit total debt to no more than 60% of the appraised value of the income portfolio. The Company ended the 2002 second quarter with a conservative debt to income portfolio value ratio of 31%, which provides adequate debt capacity to fund operations. At June 30, 2002, there was no debt secured by the Company's raw land or land under development inventories.

        In May 2001, the Board of Directors authorized a unit repurchase program of up to 2,520,000 units, or 10% of the then outstanding units. The Company repurchases units from time to time at prevailing market prices and, depending on market conditions, either through open market, or unsolicited negotiated transactions. Repurchases are funded from cash flow generated from normal business operations. As of June 30, 2002, a total of 1,386,085 units had been repurchased under this program for $40.3 million, or an average price of $29.10 per unit, and 1,133,915 units remained to be repurchased. Factors that could affect the Company's ability to complete its unit repurchase program include, but are not limited to, governmental approvals, changing market and economic conditions, changing interest rates, challenges to governmental approvals and finding suitable buyers for certain properties. The Company recently announced that due to uncertainties of the economy and various legal challenges concerning Newhall Ranch and West Creek (see the "Community Development" section above), the Company has reduced significantly the pace of repurchases and likely will not complete the current program during 2002.

        For the six months ended June 30, 2002, the Company invested approximately $14 million in major roads and freeway improvements, which is included in land under development on the accompanying balance sheet. In addition, the Company invested approximately $300,000 (net of a settlement received in May 2002 from Edwards Theatres, Inc. bankruptcy proceedings) on the remodel of the former Edwards Theatres space in Valencia Town Center regional mall for relocation of the existing food court and creation of new retail space, and approximately $3.5 million on the construction of Tournament Players Club® at Valencia championship golf course, in the Company's Westridge community, which are included in income-producing properties on the accompanying balance sheet. For the remainder of 2002, the Company expects to invest approximately $17 million in major roads and freeway improvements to enable the Company to continue its land sales program in Valencia. Another approximately $5.3 million is expected to be invested in 2002 in Valencia Town Center regional shopping mall for the remodel of the former Edwards Theatres space for relocation of the existing food court and creation of new retail space with an additional $14.7 million in 2003, for a total of $20 million for the project. Additionally, the Company expects to invest another approximately $10.5 million in 2002 and $5.5 million in 2003 on the completion of the golf course. As of June 30, 2002, there were no other material commitments for capital expenditures.

        The following discussion relates to principal items in the Consolidated Statements of Cash Flow:

Operating Activities

        Net cash provided by operating activities totaled $27.7 million for the first six months of 2002 versus $66.4 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, revenues generated from operating activities included the sale of 733 residential lots, the sale of approximately 56 commercial acres and revenue from the Company's portfolio of income-producing properties, combined for a total of $91.3 million. This was offset by the Company's acceptance in the 2002 first quarter of $18.7 million in promissory notes in conjunction with the terms of certain commercial land and residential lot sales. The terms of these notes are less than one year and are expected to be collected prior to December 31, 2002. One of these notes in the amount of $3 million was collected in the 2002 second quarter. In addition, $5.5 million of notes receivables outstanding at December 31, 2001 were collected in the 2002 second quarter. Cash used in operating activities also included the use of approximately $47 million for land under development expenditures mostly related to land preparation and infrastructure improvements to ready the land for development or sale. Additional uses of cash included the Company's general and administrative expenses and interest expense.

        For the six months ended June 30, 2001, cash provided by operating activities included revenues from the sale of 21.5 industrial/commercial acres, the sale of the Chiquita Canyon Landfill, the sale of an option on 1,800 acres in Broomfield, Colorado, revenues from the portfolio of income-producing properties, and the collection of a $9.4 million land sale note, which combined generated a total of $127.1 million. Cash used in operating activities included primarily $26.6 million of expenditures for land under development inventories mostly related to land preparation and infrastructure improvements to ready land for sale. Additional uses of cash included the Company's general and administrative expenses and interest expense.

Investing Activities

        Expenditures for the development of income-producing properties for the six-months ended June 30, 2002 totaled $5.8 million and were primarily for the Valencia Town Center food court remodel and expansion, and construction of Tournament Players Club® at Valencia championship golf course, in the Company's Westridge community. Expenditures for the development of income-producing properties for the six-month period ended June 30, 2001 totaled $3.2 million and were primarily for the completion of two office buildings sold in December 2000. Purchase of property and equipment totaled $4.1 million for the six-month period ended June 30, 2002 compared to $5.5 million for the same 2001 period and was primarily for water utility construction.

Financing Activities

        Distributions of $8.0 million for the six-months ended June 20, 2002 consisted of two regular quarterly distributions of $.10 per unit and a $.13 per unit special distribution. For the six month period ended June 30, 2001, two quarterly distributions of $.10 per unit each and a $.10 per unit special distribution were paid for a total of $7.8 million. The Company declared a third quarter 2002 regular distribution of $.10 per unit, payable September 16, 2002 to unitholders of record on August 2, 2002. The Company's policy is to provide sufficient distributions, including special distributions, to pay the taxes associated with Company earnings. The declaration of distributions, and the amount declared, are determined by the Board of Directors on a quarterly basis taking into account the Company's earnings, financial condition and prospects.

        During the six months ended June 30, 2002, 415,935 partnership units were repurchased for $12.7 million, or an average price of $30.54. For the six-month period ended June 30, 2001, a total of 1,955,090 units were repurchased for $52.1 million, or an average price of $26.63 per unit.

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

        Environmental Remediation:    The Company owns or formerly owned properties with respect to which the Company may be required to remediate environmental effects of prior releases of contamination. Future environmental costs are difficult to estimate because of factors such as, but not limited to, the unknown magnitude of possible contamination, the unknown timing and extent of remediative actions that may be required, the determination of the Company's potential liability, and the extent to which such costs are recoverable from third parties or from applicable insurance coverages. In addition, the length of time to perform any required remediation or the successful pursuit of responsible third parties is difficult to predict. The ability to, or length of time required to, remediate any property could increase the costs of, and restrict, prevent or delay the development of a new project.

Part I. Financial Information
Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt. At June 30, 2002, the Company had $23.3 million of variable debt outstanding with a weighted average interest rate of 3.31% and $59.0 million of fixed rate debt with interest rates ranging from 7.33% to 8.45%

        The table below presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt at June 30, 2002 by expected maturity dates:

Dollars in thousands	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Mortgage and Other Debt
Fixed Rate Debt	$1,269	$10,970	$1,509	$1,657	$23,525	$20,058	$58,988	$64,579	(2)
Weighted Average Interest Rate	7.57%	8.32%	7.38%	7.35%	7.43%	7.70%	7.69%
Variable Rate Debt(1)	$2,000		21,300				$23,300	$23,300
Weighted Average Interest Rate	3.09%		3.33%				3.31%

(1)
The Company has a $50 million revolving mortgage facility which bears interest at LIBOR plus 1.40% against which no borrowings were outstanding at June 20, 2002. The Company also has unsecured lines of credit consisting of a $130 million line on which the interest rate is LIBOR plus 1.25% to 1.45% and a $2 million line on which the rate is LIBOR plus 1.35%, against which borrowings of $21.3 million and $2 million were outstanding, respectively at June 30, 2002. The amounts set forth in the table above assume that the outstanding amounts under the variable rate credit facilities will be repaid at the facilities' respective maturity dates. Management believes that these lines will be renewed at maturity with similar terms, subject to market conditions existing at the times of renewal.

(2)
The fair values of the Company's fixed rate debt either approximate carrying value or are estimated using discounted cash flow analyses based on the Company's current incremental borrowing arrangments ranging from 4.88% to 7.00%.

        The table below presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt at June 30, 2001 by expected maturity dates:

Dollars in thousands	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
Mortgage and Other Debt
Fixed Rate Debt	$1,167	$1,479	$10,968	$1,512	$1,655	$43,583	$60,364	$60,364
Weighted Average Interest Rate	7.59%	7.55%	8.32%	7.35%	7.37%	7.55%	7.68%
Variable Rate Debt		$10,000					$10,000	$10,000
Weighted Average Interest Rate		5.25%					5.25%

        There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. The Company manages its interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt in order to maintain variable rate exposure at an acceptable level and by taking advantage of favorable market conditions for long-term debt. In addition, the Company's guideline for total debt is not to exceed 60% of the appraised value of the income portfolio. As of June 30, 2002, the Company's debt to income portfolio value ratio was 31%.

Part II. Other Information
Item 1. Legal Proceedings.

Please refer to "Residential Land Sales" and "Community Development" under Part I, Item 2.—"Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

    10(a)  The Newhall Land and Farming Company Retirement Plan (Restatement effective January 1, 2002)

    10(b)  The Newhall Land and Farming 2002 Equity Compensation Plan and Related Form of Agreements

    99(a)  Certification of Principal Executive Officer

    99(b)  Certification of Principal Financial Officer

  (b)
  No reports on Form 8-K were filed in the second quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEWHALL LAND AND FARMING COMPANY
(a California Limited Partnership)
Registrant

By Newhall Management Limited Partnership,
Managing General Partner

By Newhall Management Corporation,
Managing General Partner

Date: August 12, 2002	By	/s/ GARY M. CUSUMANO Gary M. Cusumano, President and Chief Executive Officer of Newhall Management Corporation (Principal Executive Officer)

Date: August 12, 2002	By	/s/ STUART R. MORK Stuart R. Mork, Senior Vice President and Chief Financial Officer of Newhall Management Corporation (Principal Financial Officer)

Date: August 12, 2002	By	/s/ DONALD L. KIMBALL Donald L. Kimball, Vice President—Finance and Controller of Newhall Management Corporation (Principal Accounting Officer)

THE NEWHALL LAND AND FARMING COMPANY

INDEX TO EXHIBITS

Exhibit Number	Description
10(a)	The Newhall Land and Farming Company Retirement Plan (Restatement effective January 1, 2002)
10(b)	The Newhall Land and Farming 2002 Equity Compensation Plan and Related Form of Agreements
99(a)	Certification of Principal Executive Officer
99(b)	Certification of Principal Financial Officer