Form 10-Q
period 2002-09-30
NEWHALL LAND & FARMING CO /CA/
filed 2002-11-12
CIK 751976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Yes  ☒        No  ☐

23,992,293 partnership units outstanding at October 31, 2002

Part I. Financial Information
Item 1. Financial Statements

Consolidated Statements of Income
(Unaudited)

In thousands except per unit	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues
Real estate
Residential land sales	$37,761	$25	$82,536	$204
Industrial and commercial sales	3,331	19,725	34,894	117,437
Commercial operations
Income-producing properties	9,700	10,097	29,171	32,074
Valencia Water Company	4,427	4,480	10,706	10,012

	55,219	34,327	157,307	159,727

Agriculture operations	2,971	2,889	4,902	5,200

Total revenues	$58,190	$37,216	$162,209	$164,927

Contribution to income
Real estate
Residential land sales	$12,338	$(1,522)	$26,403	$(3,286)
Industrial and commercial sales	121	3,652	14,857	88,569
Community development	(5,933)	(2,222)	(13,652)	(7,996)
Commercial operations
Income-producing properties	3,121	2,897	9,300	10,298
Valencia Water Company	981	1,433	2,157	2,444

	10,628	4,238	39,065	90,029

Agriculture operations	(296)	(197)	(29)	404

General and administrative expense	(2,980)	(2,423)	(9,329)	(8,775)

Operating income	7,352	1,618	29,707	81,658
Interest and other, net	(685)	(1,132)	(2,542)	(4,796)

Net income	$6,667	$486	$27,165	$76,862

Net income per unit	$0.28	$0.02	$1.13	$3.01

Net income per unit—diluted	$0.27	$0.02	$1.11	$2.97

Weighted average number of units used in computing per unit amounts:
Net income per unit	24,013	24,691	24,100	25,552
Net income per unit—diluted	24,286	25,053	24,486	25,842
Cash distributions per unit:
Regular	$0.10	$0.10	$0.30	$0.30
Special			0.13	0.10

See notes to consolidated financial statements

Consolidated Balance Sheets

In thousands	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and cash equivalents	$11,319	$3,050
Accounts and notes receivable	14,204	17,310
Land under development	75,558	77,885
Land held for future development	20,291	22,029
Income-producing properties held for sale, net	2,322	2,322
Income-producing properties, net	154,899	148,610
Property and equipment, net	76,612	72,763
Investment in joint venture	1,252	743
Other assets and deferred charges	14,088	13,607

	$370,545	$358,319

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable	$35,164	$21,544
Accrued expenses	42,232	45,386
Deferred revenues	34,200	13,681
Mortgage and other debt	58,881	85,511
Advances and contributions from developers for utility construction	38,385	34,200
Other liabilities	22,258	22,786

Total liabilities	231,120	223,108
Partners' capital
23,992 units outstanding, excluding 12,780 units in treasury (cost-$316,888), at September 30, 2002 and 24,374 units outstanding, excluding 12,398 units in treasury (cost-$304,335), at December 31, 2001	139,425	135,211

	$370,545	$358,319

See notes to consolidated financial statements

Consolidated Statements of Cash Flow
(Unaudited)

	Nine Months Ended September 30,
In thousands
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,165	$76,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,561	8,651
Increase in land under development	(68,412)	(48,686)
Cost of sales and other inventory changes	72,477	16,268
Decrease in accounts and notes receivable	3,106	11,284
Increase (decrease) in accounts payable, accrued expenses and deferred revenues	30,985	(10,289)
Cost of property sold	127	8,127
Other adjustments, net	(1,065)	(2,981)

Net cash provided by operating activities	72,944	59,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of income-producing properties	(11,968)	(7,666)
Purchase of property and equipment	(6,802)	(8,577)
Investment in joint venture	(509)	(229)

Net cash used in investing activities	(19,279)	(16,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid	(10,398)	(10,299)
(Decrease) increase in mortgage and other debt, net	(26,630)	21,194
Increase in advances and contributions from developers for utility construction	4,185	1,879
Purchase of partnership units	(14,959)	(59,619)
Issuance of partnership units	2,406	3,624

Net cash used in financing activities	(45,396)	(43,221)

Net increase (decrease) in cash and cash equivalents	8,269	(457)
Cash and cash equivalents, beginning of period	3,050	3,717

Cash and cash equivalents, end of period	$11,319	$3,260

Supplemental Disclosure of Cash Flow Information:
Interest paid (net of amount capitalized)	$2,538	$3,983

See notes to consolidated financial statements

Notes to Consolidated Financial Statements (unaudited)

Note 1. Accounting Policies

        The consolidated financial statements include the accounts of The Newhall Land and Farming Company and its subsidiaries, all of which are wholly-owned (collectively, "the Company"). All significant intercompany balances and transactions are eliminated.

        The Company's unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2002 and 2001 have been made. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found on pages 28 through 40 of the Company's 2001 Annual Report on Form 10-K. In addition, a summary of the accounting policies that management considers significant in the preparation of the Company's consolidated financial statements is included in Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations. Certain reclassifications have been made to prior period's amounts to conform to the current period presentation.

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

  •
  Agricultural crops are on an annual cycle and income is recognized upon harvest. Most major crops are harvested during the fall and winter.

Note 2. Details of Land Under Development

(In $000)	September 30, 2002	December 31, 2001
Residential land development	$44,469	$44,911
Industrial and commercial land development	30,900	32,687
Agriculture	189	287

Total land under development	$75,558	$77,885

Note 3. Details for Earnings per Unit Calculation

(in 000's except per unit)	Income (numerator)	Units (denominator)	Per Unit
For three months ended September 30, 2002
Net income per unit
Net income available to unitholders	$6,667	24,013	$.28
Effect of dilutive securities
Unit options	—	273	(.01)

Net income per unit—diluted	$6,667	24,286	$.27

For three months ended September 30, 2001
Net income per unit
Net income available to unitholders	$486	24,691	$.02
Effect of dilutive securities
Unit options	—	362	—

Net income per unit—diluted	$486	25,053	$.02

For nine months ended September 30, 2002
Net income per unit
Net income available to unitholders	$27,165	24,100	$1.13
Effect of dilutive securities
Unit options	—	386	(.02)

Net income per unit—diluted	$27,165	24,486	$1.11

For nine months ended September 30, 2001
Net income per unit
Net income available to unitholders	$76,862	25,552	$3.01
Effect of dilutive securities
Unit options	—	290	(.04)

Net income per unit—diluted	$76,862	25,842	$2.97

Note 4. Details of Income-Producing Properties, Income Producing Properties Held for Sale and Property and Equipment

(In $000s)	September 30, 2002	December 31, 2001
Income-producing properties
Land	$36,600	$36,600
Buildings	133,173	132,432
Other	9,486	8,754
Properties under development	17,878	7,614

	197,137	185,400
Accumulated depreciation	(42,238)	(36,790)

	$154,899	$148,610

Income-producing properties held for sale
Office	$2,720	$2,720
Accumulated depreciation	(398)	(398)

	$2,322	$2,322

Property and equipment
Land	$3,759	$3,760
Buildings	6,034	6,022
Equipment	10,292	9,770
Water supply systems, orchards and other	91,783	87,462
Construction in progress	6,559	5,115

	118,427	112,129
Accumulated depreciation	(41,815)	(39,366)

	$76,612	$72,763

Note 5. Disclosure about Certain Financial Statement Captions

        Cash and cash equivalents—Cash and cash equivalents increased $8.3 million at September 30, 2002 compared to December 31, 2001. Cash generated from operations totaled $72.9 million for the nine months ended September 30, 2002. This included collection of a total of $11.7 million in notes receivable. At September 30, 2002, the Company had no outstanding balances on its available lines of credit. Due to prepayment penalties, the Company invested its excess cash in short-term investments rather than pay down its fixed rate debt. The Company had $11.3 million in cash and short-term investments at September 30, 2002. (See the Consolidated Statements of Cash Flows and further discussion in Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.)

        Deferred revenues—The $20.5 million net increase in deferred revenues for the nine months ended September 30, 2002 was primarily attributable to $32.1 million in deferred revenues for certain commercial land and residential lot sales recorded under percentage of completion accounting in 2002, including $8.7 million recorded in the 2002 third quarter. (See definition of percentage of completion in the "Significant Accounting Policies and Estimates" section of Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.) This increase was partially offset by recognizing $11.8 million of deferred revenues earned in 2002 to date, including $5.1 million of deferred revenues recognized in the 2002 third quarter.

        Mortgage and Other Debt—The $26.6 million decrease in mortgage and other debt for the nine months ended September 30, 2002 was primarily due to no outstanding borrowings on the Company's available line of credit at September 30, 2002 versus $23.7 million outstanding at December 31, 2001. The Company's lines of credit are available to fund recurring operations, distributions and repurchases of partnership units. The reduced borrowings on the credit line were primarily due to reduced repurchases of partnership units during the nine months ended September 30, 2002 as detailed in Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, in May 2002 a $2.6 million promissory note for the acquisition of water rights for the development of Newhall Ranch matured and was paid by the Company.

Note 6. Business Segment Reporting

        The following table provides financial information regarding revenues from external customers, income and total assets for the Company's business segments and also provides a reconciliation to the Company's consolidated totals:

	Three months ended September 30, 2002
(In $000s)	Revenues	Contribution to Income	Assets
Real Estate
Residential	$37,761	$12,410	$32,018
Industrial and commercial	3,331	270	53,932
Community development	—	(5,763)	35,069
Income-producing properties	9,700	3,146	149,101
Valencia Water Company	4,427	1,015	77,967
Agriculture	2,971	(282)	6,025
Central administration	—	(2,619)	16,433
All other	—	(825)	—

	58,190	7,352	370,545
Interest and other, net	—	(685)	—

	$58,190	$6,667	$370,545

	Three months ended September 30, 2001
(In $000s)	Revenues	Contribution to Income	Assets
Real Estate
Residential	$25	$(1,498)	$28,760
Industrial and commercial	19,725	3,742	48,824
Community development	—	(2,135)	35,144
Income-producing properties	10,097	2,909	159,372
Valencia Water Company	4,480	1,445	72,942
Agriculture	2,889	(196)	6,668
Central administration	—	(2,249)	11,496
All other	—	(400)	—

	37,216	1,618	363,206
Interest and other, net	—	(1,132)	—

	$37,216	$486	$363,206

	Nine months ended September 30, 2002
(In $000s)	Revenues	Contribution to Income	Assets
Real Estate
Residential	$82,536	$26,696	$32,018
Industrial and commercial	34,894	15,403	53,932
Community development	—	(13,022)	35,069
Income-producing properties	29,171	9,395	149,101
Valencia Water Company	10,706	2,293	77,967
Agriculture	4,902	33	6,025
Central administration	—	(7,916)	16,433
All other	—	(3,175)	—

	162,209	29,707	370,545
Interest and other, net	—	(2,542)	—

	$162,209	$27,165	$370,545

	Nine months ended September 30, 2001
(In $000s)	Revenues	Contribution to Income	Assets
Real Estate
Residential	$204	$(3,013)	$28,760
Industrial and commercial	117,437	89,294	48,824
Community development	—	(7,288)	35,144
Income-producing properties	32,074	10,418	159,372
Valencia Water Company	10,012	2,629	72,942
Agriculture	5,200	501	6,668
Central administration	—	(6,883)	11,496
All other	—	(4,000)	—

	164,927	81,658	363,206
Interest and other, net	—	(4,796)	—

	$164,927	$76,862	$363,206

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

RESULTS OF OPERATIONS

Comparison of Third Quarter and Nine Months of 2002 to Third Quarter and Nine Months of 2001
Unaudited

        The amounts of increase or decrease in revenues and income from the prior year third quarter and nine months are as follows (in 000s, except per unit):

	Third Quarter Increase (Decrease)		Nine Months Increase (Decrease)
	Amount	%	Amount	%
Revenues
Real estate
Residential land sales	$37,736	150944%	$82,332	40359%
Industrial and commercial sales	(16,394)	-83%	(82,543)	-70%
Commercial operations
Income-producing properties	(397)	-4%	(2,903)	-9%
Valencia Water Company	(53)	-1%	694	7%

	20,892	61%	(2,420)	-2%

Agriculture Operations	82	3%	(298)	-6%

Total revenues	$20,974	56%	$(2,718)	-2%

Contribution to Income
Real estate
Residential land sales	$13,860	911%	$29,689	903%
Industrial and commercial sales	(3,531)	-97%	(73,712)	-83%
Community development	(3,711)	-167%	(5,656)	-71%
Commercial operations
Income-producing properties	224	8%	(998)	-10%
Valencia Water Company	(452)	-32%	(287)	-12%

	6,390	151%	(50,964)	-57%

Agriculture operations	(99)	50%	(433)	-107%
General and administrative expense	(557)	-23%	(554)	-6%

Operating income	5,734	354%	(51,951)	-64%
Interest and other, net	447	39%	2,254	47%

Net income	$6,181	1272%	$(49,697)	-65%

Net income per unit	$0.26	1311%	($1.88)	-63%

Net income per unit—diluted	$0.25	1264%	($1.86)	-63%

Weighted average number of units used in computing per unit amounts:
Net income per unit	(678)	-3%	(1,452)	-6%

Net income per unit—diluted	(767)	-3%	(1,356)	-5%

        The increases and decreases in revenues and income for the three and nine months are attributable to the following:

        For the three months ended September 30, 2002, revenues totaled $58.2 million and net income totaled $6.7 million. This compares with revenues of $37.2 million and net income of $486,000 for the three months ended September 30, 2001. Revenues for the nine months ended September 30, 2002 totaled $162.2 million and net income totaled $27.2 million compared to revenues of $164.9 million and net income of $76.9 million for the same period in 2001.

        Residential land sales were the major contributor to 2002 third quarter results with 217 residential lots closing escrow, contributing $34.8 million to revenues and $13.0 million to income. Major contributors to 2002 nine-month results were the sales of 949 residential lots and 57.1 acres of commercial land, contributing $110.5 million to revenues and $45.7 million to income.

        The primary contributors to the 2001 third quarter were the sales of four commercial parcels totaling 11.5 net acres, including a 208-unit apartment complex site on 9.6 net acres in the Alta Vista community, and two asset sales which combined contributed $18.4 million to revenues and $5.5 million to income. In addition, major contributors to 2001 nine-month results were the sales of the Company's Chiquita Canyon Landfill and its option to purchase approximately 1,800 acres in Broomfield, Colorado and the sale of a 7.9 acre commercial parcel, which combined contributed a total of $88.1 million to revenues and $84.6 million to income. No residential land sales closed escrow in the first nine months of 2001.

        As previously reported, the Company's earnings estimate for the full year ending December 31, 2002 ranges from approximately $1.50 to $1.60 per unit. This estimate includes the sale of 1,330 residential lots in the communities of Westridge (726 lots), Alta Vista (329 lots) and Hidden Creek (275 lots); approximately 69 acres of commercial and industrial land; and income from the Company's portfolio of income-producing properties of approximately $12 million after administration, depreciation and interest expenses. The estimate for 2002 includes the sale of a small office building in the Valencia Commerce Center. During the 2002 fourth quarter, the Company expects to close escrows on an additional 381 residential lots and about 12 acres of commercial and industrial land. The ability to complete sales in 2002 will be dependent upon a variety of factors including, but not limited to, identification of suitable buyers, reaching agreement with the buyers on definitive terms, the successful completion of the due diligence work by buyers, the availability of financing to suitable buyers, satisfactory resolution of regulatory and legal issues, and market and other conditions, many of which are beyond the control of the Company.

Residential Land Sales

        A total of 217 residential lots in Valencia Westridge closed escrow in the 2002 third quarter, contributing $34.8 million to revenues and $13.0 million to income under percentage of completion accounting. For the nine months ended September 30, 2002, a total of 949 residential lots closed escrow, contributing $77.9 million to revenues and $27.4 million to income. Included in the 949 lots sold were the entire inventory of 329 entitled, unimproved residential lots in the community of Alta Vista and 620 entitled, improved lots in the Westridge golf course community.

        No residential lots closed escrow during the 2001 third quarter or the nine-month period ended September 30, 2001 resulting in net losses of $1.5 million and $3.3 million, respectively. For the three-and nine-month periods ended September 30, 2001 revenues of $25,000 and $204,000, respectively, were primarily due to amounts received from merchant builders under price and profit participation agreements.

        At September 30, 2002, the entire 275 residential lots in the community of Hidden Creek and 106 residential lots in Valencia Westridge were in escrow for a combined sales price of approximately $36.0 million with closings scheduled in the 2002 fourth quarter. In addition, a total of 750 residential lots was in escrow for approximately $53 million in the community of Creekside with closings expected in 2003. The ability to close escrows is dependent upon a variety of factors including, but not limited to, availability of financing to suitable buyers, market and other conditions which may be beyond the control of the Company. There were no residential lots in escrow at the end of the 2001 third quarter.

        Lot sales in 2001 were impacted by the California Public Utilities Commission's (CPUC) decision to combine its review of Valencia Water Company's request to expand its service area together with the review of Valencia Water Company's water management plan. Late in 2001, the CPUC approved the Valencia Water Company's water management plan and granted the service expansion request, which permits Valencia Water Company to expand its service area to the Hidden Creek, Creekside, Alta Vista and West Creek communities (see the "Community Development" section below). These communities include approximately 4,000 potential residential lots and apartments. Valencia Water Company is Newhall Land's wholly-owned public water utility company serving Valencia and nearby areas. In April 2002, the CPUC denied opponents' request for a re-hearing regarding the CPUC's approval of Valencia Water Company's water management plan and service area expansion. Opponents' appeal of the CPUC's decision to the California Supreme Court was denied on June 19, 2002.

        Home sales continued strong as merchant builders sold 153 new homes in the 2002 third quarter on lots previously purchased from the Company compared to 234 new homes sold during the same period in 2001. For the nine months ended September 30, 2002, merchant builders sold a total of 849 new homes compared to a total of 682 new homes sold during the same period in 2001. In October 2002, new home sales in 2002 by merchant builders exceeded the record 873 new home sales achieved in the year ended December 31, 2001. The Company expects that 2002 new home sales by merchant builders will reach approximately 975 by year end.

        At September 30, 2002, merchant builders had 406 homes in escrow, compared to 349 homes in escrow at September 30, 2001. While the Company does not participate directly in profits generated from escrow closings by merchant builders, the sale of these previously sold lots to homebuyers is key to the Company's future success in selling additional lots.

Industrial and Commercial Sales

Industrial Land Sales

        Demand for industrial land in Valencia's business parks remains at low levels and prices remain flat partly as a result of high vacancy rates in Valencia industrial properties constructed by third-party developers and lower sales and leasing of new industrial space by third-party developers and the Company. At September 30, 2002, the combined vacancy rate in both Valencia Industrial Center and Valencia Commerce Center was approximately 12% compared to 14% at the end of the 2002 second quarter and 9.6% at September 30, 2001.

        No industrial land was sold or in escrow during the three or nine months ended September 30, 2002. A 3-acre parcel of industrial land is expected to be sold in the 2002 fourth quarter. The ability to complete sales in 2002 will be dependent upon a variety of factors including, but not limited to, identification of suitable buyers, agreement with the buyers on definitive terms, successful completion of the due diligence work by buyers, availability of financing to suitable buyers, satisfactory resolution of regulatory and legal issues, and market and other conditions which may be beyond the control of the Company. The Company has approximately 370 net acres of industrial land remaining in Valencia.

        No industrial land was sold in the quarter ended September 30, 2001. Results for the nine months ended September 30, 2001 included the sale of a 9.5-acre industrial parcel, which contributed $4.7 million to revenues and $1.3 million to income. One 1.9 acres industrial parcel was in escrow at September 30, 2001.

Commercial Land Sales

        During the 2002 third quarter, two commercial parcels totaling 1.6 acres closed escrow, contributing $1.1 million to revenues and $.5 million to income. In addition, $1.0 million in revenues and $.6 million in income were recognized under the percentage of completion method of accounting on sales closed earlier in 2002, and $1.2 million in revenues and $.6 million in income were recognized from prior year sales. For the nine months ended September 30, 2002, nine commercial parcels totaling 57.1 acres closed escrow, contributing $32.7 million to revenues and $18.3 million to income under percentage of completion accounting.

        Four commercial parcels totaling 11.5 acres closed escrow during the 2001 third quarter, contributing $11.2 million to revenues and $5.0 million to income. The parcels that closed escrow in the 2001 third quarter included a 208-unit apartment complex site on 9.6 net acres in the Alta Vista residential planning area contributing $9.4 million to revenues and $3.8 million to income. For the nine months ended September 30, 2001, eight commercial parcels totaling 23.5 acres closed escrow, contributing $24.4 million to revenues and $14.9 million to income. The 2001 nine-month period included close of escrow on a 7.9-acre parcel for a 341-unit apartment complex with 10,000 square feet of ground floor retail space contributing $10.1 million to revenues and $7.7 million to income.

        At September 30, 2002, a total of 8.6 acres of commercial land was in escrow for approximately $7 million, with closings scheduled for the fourth quarter. Included in the 8.6 acres in escrow for 2002 is a 7.5-acre parcel for a 226-home senior community in Creekside. In addition, the Company has 10 acres in escrow for approximately $7 million that are expected to close in 2003. The ability to close escrows is dependent upon a variety of factors including, but not limited to, availability of financing to suitable buyers, market and other conditions which may be beyond the control of the Company. At September 30, 2001, a total of 11.4 acres of commercial land was in escrow.

Income Property and Other Sales

        There were no income property or other asset sales during the 2002 third quarter or the nine months ended September 30, 2002. The Company expects to sell a small office building in Valencia Commerce Center in the 2002 fourth quarter for approximately the carrying value of the asset plus closing costs.

        During the 2001 third quarter, the Bank of America building and a smaller office building closed escrow, contributing $7.2 million to revenues and $.5 million to income. Also during the 2001 third quarter, an easement was sold contributing $.6 million to revenues and income. Results for the 2001 nine-month period also included the sales of the Company's Chiquita Canyon Landfill and its option in Broomfield, Colorado, which combined contributed $78.0 million to revenues and $76.9 million to income.

Community Development

        Community development expenses increased by more than 100% for the three-month period and by 71% for the nine-month period ended September 30, 2002 compared to the same 2001 periods primarily due to an increase in legal expense incurred responding to third-party challenges. Community development expenses for the year are expected to increase about 60% from the 2001 level due to the Company's response to third-party legal challenges and its continued focus on entitlements, planning and community marketing to complete the projected sellout of Valencia residential land and to position Newhall Ranch to commence development.

        On October 9, 2002, attorneys for the Company appeared in California Superior Court to answer a misdemeanor charge of illegally altering a stream bed, which was filed on behalf of the California Department of Fish and Game (Fish and Game). The Company pled not guilty and is pursuing all appropriate courses of action. A trial on the matter has been set for November 20, 2002.

        In late May 2002, Fish and Game conducted a search on certain areas of Newhall Ranch. The investigation was to determine if an endangered plant, the San Fernando Valley Spineflower (Spineflower), had been taken, even though the routine farming operations being conducted on the

Ranch are exempt from certain endangered species regulations. During the search, Fish and Game found the plant in several locations in the eastern area of Newhall Ranch. Existence of the plant, which, until 2000, was thought to be extinct, may affect development plans for the part of Newhall Ranch where the plant was discovered. The Company has completed surveying other portions of Newhall Ranch and found Spineflower on one other location. Fish and Game is continuing its investigation.

        As part of the Company's ongoing surveys to locate protected species, the Company discovered what appears to be the Los Angeles Sunflower, a native plant thought to be extinct for 65 years. The Company immediately began preparing a petition to recommend that the Department of Fish and Game add the Los Angeles Sunflower to the State list of endangered and threatened plants. The discovery of this plant is expected to have no impact on the Company's development plans.

        The Company previously announced that hearings before the Los Angeles County Board of Supervisors concerning the Newhall Ranch Environmental Impact Report six issues identified by a Kern County Superior Court as requiring additional analyses had been delayed. This delay resulted from the de-certification of an environmental impact report prepared in connection with the acquisition and importation of 41,000 acre feet per year of State Project Water by Castaic Lake Water Agency (CLWA), the water wholesaler that serves the Santa Clarita Valley. On September 24, 2002, CLWA obtained a court ruling that allowed use of the 41,000 acre feet of water, provided that CLWA must prepare and certify a new environmental impact report.

        The Company will not be relying on any of the 41,000 acre feet of State Project Water from CLWA. The Company has entered into an agreement to acquire a separate water supply source for its potable water needs that it believes will satisfy the requirements of the Los Angeles County Board of Supervisors. Hearings before the Board of Supervisors are scheduled to start on January 28, 2003.

        Based on the current schedule, the Company expects to return to the Kern County Superior Court late next year for resolution of the six issues that were identified by the court as requiring further environmental review. The target date for commencement of initial development of Newhall Ranch remains 2005; however, the length of time necessary to obtain completion of governmental review and approvals necessary for the project, and the timing of any judicial processes that may result, are difficult to predict. In addition, it is not known whether or not the Fish and Game investigation noted above will affect the schedule for hearings at the Los Angeles County Board of Supervisors. Delays in these processes would likely adversely affect the timing of the Company's development plans.

        West Creek is a 2,214-home community in the Valencia North River planning area. The project received tentative approval from the Los Angeles County Board of Supervisors in September 2000 and final approval in January 2001. Opponents to the community then filed a California Environmental Quality Act (CEQA) lawsuit challenging the Board of Supervisors' approval. In November 2001, the Superior Court dismissed opponents' claims, and that decision was appealed by the opponents to the California Court of Appeal. A November 13, 2002 Appellate Court date has been set for oral argument. The outcome of the appeal is difficult to predict and an adverse decision would likely affect the timing and costs of the project.

Income-Producing Properties

        For the three- and nine-month periods ended September 30, 2002, revenues were down 4% and 9%, respectively, from the same periods in 2001. The decreases were primarily due to the loss of revenues generated from sold income-producing properties that closed escrow in the second and third quarters of 2001, and the closing of the Edwards movies theaters in the Valencia Town Center regional shopping mall late in the 2001 third quarter. Income for the most recent three-month period was 8% higher than the same period in 2001 primarily due to improved operating efficiencies at the Company's two hotels. Income for the nine-month period ended September 30, 2002 was down 10% over the same period in 2001 primarily due to the sale of income-producing properties.

        Income for the current and prior year third quarters includes the favorable effects of the cessation of depreciation on Properties Held for Sale and Sold Properties of $19,000 and $81,000, respectively, and for the current and prior nine-month periods of $58,000 and $300,000, respectively.

        Retained income-producing properties produced slightly higher net operating income (before administration, depreciation and interest expenses) in the three and nine months ended September 30, 2002 versus the same period in 2001 primarily due to higher room rates in the hotels, and increased rents in other retained properties. Net operating income for 2002 from the Company's portfolio of income-producing properties is expected to be approximately $22 million, and income (after administration, depreciation and interest expenses) is expected to be approximately $12 million.

Income-Producing Properties

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Operating Income (Dollars in thousands)
	2002	2001	2002	2001
Retained Properties(1)	$5,491	$5,269	$16,638	$16,232
Properties Held for Sale(2)	—	—	—	13
Sold Properties(3)	1	154	4	1,880

Net Operating Income(4)	5,492	5,423	16,642	18,132
Admin/Depreciation	(2,371)	(2,526)	(7,342)	(7,834)

Total Contribution to Income	$3,121	$2,897	$9,300	$10,298

(1)
Includes NorthPark Village Square and River Oaks shopping centers, Valencia Town Center regional mall and entertainment center, retail along Town Center Drive, Hyatt Valencia and Valencia Hilton hotels, restaurants, leases, etc.

(2)
Includes a 35,310 square foot building in Valencia Commerce Center.

(3)
Includes in 2001, the Chiquita Canyon landfill (sold in second quarter), the Bank of America building and a small office building (sold in third quarter) and the Town Center Plaza mixed-use building (sold in fourth quarter).

(4)
Before administration, depreciation and interest expenses. Maintenance expensed as incurred.

        Occupancy rates at the Company's various income properties were as follows at September 30, 2002 and 2001:

	September 30, 2002	September 30, 2001
Occupancy Rates:(a)
Valencia Town Center Mall(b)	80%	83%
Entertainment Center(c)	97%	96%
Valencia Town Center Master Lease(d)	94%	71%
NorthPark/River Oaks Shopping Centers	99%	100%
Hotels	76%	79%

(a)
Includes signed lease space and leases to short-term tenants.

(b)
Includes 334,470 square feet of leasable retail space and 8,400 sq. ft. of office space.

(c)
Includes 129,103 square feet of leasable space.

(d)
Includes 50,000 square feet of retail space from a 12 1/2 year leaseback agreement that was part of the sale of four office buildings along Town Center Drive that closed in early December 2000.

        Valencia Town Center regional shopping mall was 80% leased at the end of the 2002 third quarter. Remodeling of the west end of the shopping mall where the Edwards movie theaters were located is expected to be completed in early 2003. Plans call for relocating an expanded food court into the remodeled space. Based on current plans, the existing food court space also will be remodeled to provide for enhanced retail space that is scheduled to be available for rent by the 2003 holiday season.

        The occupancy rates at the Company's Hyatt Valencia and Hilton Garden Inn hotels were 71% and 83%, respectively, for the nine month period ended September 30, 2002. This compares to occupancy rates of 73% for the Hyatt Valencia and 83% for the Hilton Garden Inn for the nine months ended September 30, 2001. While higher daily room rates were a factor in the slightly lower occupancy rates at the Hyatt Valencia, they did result in increased revenues compared to the same period last year.

Valencia Water Company

        Valencia Water Company is a regulated utility and a wholly-owned subsidiary of the Company serving approximately 24,000 metered connections. Third quarter 2002 revenues decreased 1% and income decreased 32% from the same period in the prior year. For the first nine months of 2002, Valencia Water Company recorded an increase of 7% in revenues and a 12% decrease in income over the nine-month period ended September 30, 2001. The decrease in revenues for the 2002 third quarter was primarily due to a February 2002 California Public Utilities Commission (CPUC) mandated water rate reduction of 4.85%, which was nearly offset by increased revenue from new metered connections. The increase in revenues for the nine months ended September 30, 2002 was primarily the result of a 5% increase in the water company's metered connections and increased water usage due to drier weather conditions, partially offset by the CPUC rate reduction. The decrease in income for the three- and nine-month periods ended September 30, 2002 was primarily due to higher administrative expenses and expenses relating to legal proceedings in which Valencia Water Company is involved.

Agricultural Operations and Ranch Sales

        For the three-month period ended September 30, 2002, revenues from agriculture operations, including the Company's energy operations, increased 3% over the year earlier period primarily due to higher yields on tomatoes, while revenues for the 2002 nine-month period decreased 6% primarily as a result of lower prices for oil and gas. Net income for the three- and nine-month periods ended September 30, 2002 decreased 50% and 107%, respectively, primarily due to costs associated with the Spineflower warrant (See "Community Development" section above) and decreased oil and gas prices compared to 2001.

General and Administrative Expense

        General and adminstrative expenses for the 2002 third quarter and for the nine months ended September 30, 2002 increased 23% and 6%, repectively. The 2002 third quarter increase was primarily due to higher levels of accrued incentive-based compensation resulting from higher earnings for the 2002 third quarter, and increased legal and consulting expenses. For the nine months ended September 30, 2002, the increase is primarily due to an increase in expense for unit ownership plans, and increased legal and consulting expenses, partially offset by a reduction in accrued incentive-based compensation due to lower earnings for the nine-months ended September 30, 2002 compared to the same period in 2001. General and administrative expenses for all of 2002 are expected to increase approximately 4% over 2001 levels.

Interest and Other

        Interest and other, net decreased 39% and 47% for the 2002 third quarter and the nine months ended September 30, 2002, respectively. Lower interest rates on the Company's bank line borrowings together with increased interest income from promissory notes accepted by the Company in conjunction with certain commercial land and residential lots sales in the 2001 fourth quarter and 2002 first quarter were the primary contributors to the decrease over the same 2001 periods. Interest expense in 2002 is expected to be approximately 42% lower than 2001 due to lower interest rates and lower outstanding balances on the Company's bank line borrowings, an increase in interest income from notes receivable and an increase in capitalized interest on active real estate projects.

FINANCIAL CONDITION

Liquidity and Capital Resources

        At September 30, 2002, the Company had $11.3 million of cash and cash equivalents and $160.1 million available under bank lines, net of $23.9 million in letters of credit. There were no borrowings outstanding on unsecured lines of credit or a revolving mortgage facility. The Company had fixed rate debt totaling $58.9 million. The Company believes it has adequate sources of cash from operations and debt capacity, combined with anticipated land sales, to finance future operations on both a short- and long-term basis and to fund unit repurchases. (See additional information on the unit repurchase program below.) The Company utilizes its available debt capacity to fund ongoing operations, as well as administration and legal costs to bring future projects online over the longer term to enable the Company to complete the development of Valencia and begin development of Newhall Ranch. As a guideline, the Company targets total debt not to exceed 60% of the appraised value of the income portfolio. The Company ended the 2002 third quarter with a conservative debt to income portfolio value ratio of 22%, which provides adequate debt capacity to fund operations. At September 30, 2002, there was no debt secured by the Company's raw land or land under development inventories.

        In May 2001, the Board of Directors authorized a unit repurchase program of up to 2,520,000 units, or 10% of the then outstanding units. In accordance with the program, the Company repurchases units from time to time at prevailing market prices and, depending on market conditions, either through open market, or unsolicited negotiated transactions. Repurchases are generally funded from cash flow generated from normal business operations. As of September 30, 2002, a total of 1,471,985 units, or approximately 58%, of the total number of units authorized for repurchase had been repurchased for $42.6 million, or an average price of $28.94 per unit. A total of 1,048,015 units remained to be repurchased under this program at September 30, 2002. Factors that could affect the Company's ability to complete its unit repurchase program include, but are not limited to, governmental approvals, changing market and economic conditions, changing interest rates, challenges to governmental approvals and finding suitable buyers for certain properties. In the second quarter 2002, the Company announced that due to uncertainties of the economy and various legal challenges concerning Newhall Ranch and West Creek (see the "Community Development" section above), the Company would reduce significantly the pace of unit repurchases and likely will not complete the current program during 2002.

        For the nine months ended September 30, 2002, the Company invested approximately $16.9 million in major roads and freeway improvements to benefit the projects, which amounts are included in land under development on the accompanying balance sheet. In addition, the Company invested approximately $3.7 million (net of a settlement received in May 2002 from Edwards Theatres, Inc. bankruptcy proceedings) on the remodel of the former Edwards Theatres space in Valencia Town Center regional shopping mall for relocation of the existing food court and creation of new retail space, and approximately $6.3 million on the construction of Tournament Players Club® at Valencia championship golf course, in the Company's Westridge community, which are included in income-producing properties on the accompanying balance sheet. In the 2002 fourth quarter, the Company expects to invest approximately $5.9 million in major roads and freeway improvements to enable the Company to continue its land sales program in Valencia. Another approximately $1.9 million is expected to be invested in 2002 in Valencia Town Center regional shopping mall for the remodel of the former Edwards Theatres space for relocation of the existing food court and creation of new retail space with an additional $14.7 million in 2003 and 2004, for a total of approximately $20 million for the project. Additionally, the Company expects to invest another approximately $5.3 million in 2002 and $6.9 million in 2003 on the completion of the golf course and clubhouse. As of September 30, 2002, there were no other material commitments for capital expenditures.

        The following discussion relates to principal items on the Consolidated Statement of Cash Flows:

Operating Activities

        Net cash provided by operating activities totaled $72.9 million for the first nine months of 2002 versus $59.2 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, revenues generated from operating activities included revenues from the sale of 949 residential lots, the sale of approximately 57.1 commercial acres and revenue from the Company's portfolio of income-producing properties, combined for a total of $139.7 million. In addition, $11.7 million of notes receivables outstanding at December 31, 2001 were collected in the nine months ended September 30, 2002. This was offset by the Company's acceptance in the 2002 first quarter of $8.3 million promissory note in conjunction with the terms of a commercial land sale. The term of the note is less than one year and it is expected to be collected prior to December 31, 2002. Cash used in operating activities also included the use of approximately $68.4 million for land under development expenditures mostly related to land preparation and infrastructure improvements to ready the land for development or sale. Additional uses of cash included the Company's general and administrative expenses and interest expense.

        For the nine months ended September 30, 2001, net cash provided by operating activities included revenues from the sale of 33.0 commercial and industrial acres, the sale of the Company's Chiquita Canyon Landfill and two office buildings, the sale of an option on 1,800 acres in Broomfield, Colorado, the sale of an easement and revenues from the portfolio of income-producing properties, which, combined, generated a total of $147.9 million. In addition, $10.5 million in promissory notes accepted in 2000 in conjunction with the terms of certain commercial land sales were collected during the nine-month period. Cash used by operating activities included $48.7 million of expenditures for land under development inventories mostly related to land preparation and infrastructure improvements to ready land for sale. Additional uses of cash included the Company's general and administrative, community development and interest expenses.

Investing Activities

        Expenditures for the development of income-producing properties for the nine months ended September 30, 2002 totaled $12.0 million and were primarily for the Valencia Town Center food court remodel and expansion, and construction of Tournament Players Club® at Valencia championship golf course, which is located in the Company's Westridge community. Expenditures for the development of income-producing properties for the nine-month period ended September 30, 2001 totaled $7.7 million and were primarily for the completion of two office buildings sold in December 2000. Purchase of property and equipment totaled $6.8 million for the nine-month period ended September 30, 2002 compared to $8.6 million for the same 2001 period and was primarily for water utility construction.

Financing Activities

        Distributions of $10.4 million for the nine months ended September 30, 2002 consisted of three regular quarterly distributions of $.10 per unit and a $.13 per unit special distribution made in March 2002. For the nine-month period ended September 30, 2001, three quarterly distributions of $.10 per unit each and a $.10 per unit special distribution made in March 2001 were paid for a total of $10.3 million. The Company has also declared a fourth quarter 2002 regular distribution of $.10 per unit, payable December 9, 2002 to unitholders of record on November 1, 2002. The Company's usual practice is to provide sufficient distributions, including special distributions, to pay the taxes associated with Company earnings. The declaration of distributions, and the amount declared, is determined by the Board of Directors on a quarterly basis taking into account the Company's earnings, financial condition and prospects.

        At September 30, 2002, the Company had balances in mortgage and other debt of $58.9 million versus $95.8 million at September 30, 2001. The $36.9 million decrease was primarily due to the absence of any outstanding borrowings on the Company's available lines of credit at September 30, 2002 versus $32.8 million outstanding at September 30, 2001. The Company's lines of credit are available to fund recurring operations, distributions and repurchases of partnership units. The reduced borrowings on the credit line were primarily due to reduced repurchases of partnership units during the nine months ended September 30, 2002. (See further discussion in the "Liquidity and Capital Resources" section above and in the paragraph that follows.)

        During the nine months ended September 30, 2002, 501,835 partnership units were repurchased for a total of $15.0 million, or an average price of $29.81. For the nine-month period ended September 30, 2001, a total of 2,221,462 units were repurchased for the aggregate amount of $59.6 million, or an average price of $26.84 per unit.

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

        Sales of Real Estate:    The majority of the Company's revenues is generated by its real estate operations. The ability of the Company to consummate sales of real estate is dependent on various factors including, but not limited to, the availability of financing to suitable buyers, reaching agreement with buyers on definitive terms, satisfactory resolution of regulatory and legal issues, and the successful completion of due diligence work by buyers. The fact that a real estate transaction has entered escrow does not necessarily mean that the transaction ultimately will close. Therefore, the timing of sales may differ from that anticipated by the Company. The inability to close sales as anticipated could adversely impact the recognition of revenue in any specific period.

        Economic Conditions:    Development of residential, industrial and commercial real estate can be significantly impacted by general and local economic conditions, which are beyond the control of the Company. The Company's real estate operations are concentrated in north Los Angeles County. The Southern California economy is profoundly affected by the entertainment, technology and defense industries and certain other business segments. Consequently, all sectors of the Company's real estate operations tend to be cyclical. The regional economy, like that of the state and nation, has slowed into a recession. There can be no assurance that the recession will not worsen or the economy will recover in the near future.

        Inflation:    The Company believes it is well positioned against the effects of inflation. Historically, during periods of inflation, the Company has been able to increase selling prices of properties to offset rising costs of land development and construction. A portion of the commercial income portfolio is protected from inflation since percentage rent clauses and Consumer Price Index increases in the Company's leases tend to adjust rental receipts for inflation, while the underlying value of commercial properties has tended to rise over the long term. However, there can be no assurance that the Company will continue to be able to offset the impacts of inflation through increases in the selling prices of its properties in future periods.

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

        Competition:    The sale and leasing of residential, industrial and commercial real estate is highly competitive, with competition coming from numerous and varied sources. The degree of competition is affected by such factors as the supply of real estate available comparable to that sold and leased by the Company and the level of demand for such real estate. Currently, the residential market in the Santa Clarita Valley, including Valencia, remains strong and has been capturing an increasing portion of Los Angeles County's new home sales. However, there is no assurance that this trend will continue. The industrial market in Valencia is experiencing limited demand and vacancy rates remain high since the national and regional economies have slowed and concerns linger over California's power crisis. In addition, local competition has intensified as local business parks have opened or are in the planning stages.

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

        Litigation:    The land use approval processes the Company must follow to ultimately develop its projects have become increasingly complex. Moreover, the statutes, regulations and ordinances governing the approval processes provide third parties the opportunity to challenge the proposed plans and approvals. As a result, the prospect of, and actual, third-party challenges to planned real estate developments have provided additional uncertainties in real estate development planning and entitlement activities. Third-party challenges in the form of litigation will, by their nature, adversely affect the length of time required to obtain the necessary approvals. In addition, adverse decisions arising from any litigation increase the costs and may adversely affect the design, scope, plans and profitability of a project.

        Environmental Remediation and Endangered Species:    The Company owns or formerly owned properties with respect to which the Company may be required to remediate environmental effects of prior releases of contamination. Future environmental costs are difficult to estimate because of factors such as, but not limited to, the unknown magnitude of possible contamination, the unknown timing and extent of remediative actions that may be required, the determination of the Company's potential liability, and the extent to which such costs are recoverable from third parties or from applicable insurance coverages. In addition, the length of time to perform any required remediation or the successful pursuit of responsible third parties is difficult to predict. The ability to, or length of time required to, remediate any property could increase the costs of, and restrict, prevent or delay the development of a new project. Additionally, the presence of endangered species on the Company's property could delay and increase the cost of development, and, in limited circumstances, could prevent the development of some properties.

Part 1. Financial Information
Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt. At September 30, 2002, the Company had no variable rate debt outstanding and $58.9 million of fixed rate debt with interest rates ranging from 7.33% to 8.45%.

        The table below presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt at September 30, 2002 by expected maturity dates:

Dollars in thousands	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Mortgage and Other Debt
Fixed Rate Debt	$1,162	$10,970	$1,509	$1,657	$23,525	$20,058	$58,881	$64,758	(2)
Weighted Average Interest Rate	7.58%	8.32%	7.38%	7.35%	7.43%	7.70%	7.69%
Variable Rate Debt(1)							$—	$—
Weighted Average Interest Rate

(1)
The Company has a $50 million revolving mortgage facility which bears interest at LIBOR plus 1.40% against which no borrowings were outstanding at September 30, 2002. The Company also has unsecured lines of credit consisting of a $130 million line on which the interest rate is LIBOR plus 1.25% to 1.45% and a $2 million line on which the rate is LIBOR plus 1.35%, against which no borrowings were outstanding, respectively at September 30, 2002.

(2)
The fair values of the Company's fixed rate debt either approximate carrying value or are estimated using discounted cash flow analyses based on the Company's current incremental borrowing arrangments ranging from 5.00% to 5.90%.

        The table below presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt at December 31, 2001 by expected maturity dates:

Dollars in thousands	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Mortgage and Other Debt
Fixed Rate Debt	$4,097	$10,970	$1,509	$1,657	$23,525	$20,053	$61,811	$66,085
Weighted Average Interest Rate	7.36%	8.32%	7.38%	7.35%	7.43%	7.70%	7.67%
Variable Rate Debt(1)	$2,000		$21,700				$23,700	$23,700
Weighted Average Interest Rate	3.39%		3.29%				3.30%

        There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. The Company manages its interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt in order to maintain variable rate exposure at an acceptable level and by taking advantage of favorable market conditions for long-term debt. In addition, the Company's guideline for total debt is not to exceed 60% of the appraised value of the income portfolio. As of September 30, 2002, the Company's debt to income portfolio value ratio was 22%.

Part 1. Financial Information
Item 4. Controls and Procedures.

        Within 90 days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Part 2. Other Information
Item 1. Legal Proceedings.

        Please refer to "Residential Land Sales" and "Community Development" under Part I, Item 2.—"Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

10	The Newhall Land and Farming Company Employee Savings Plan (Restated Effective January 1, 2002)
99(a)	Certification of Principal Executive Officer
99(b)	Certification of Principal Financial Officer
  (b)
  No reports on Form 8-K were filed in the third quarter ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEWHALL LAND AND FARMING COMPANY
(a California Limited Partnership)
Registrant

By Newhall Management Limited Partnership,
Managing General Partner

By Newhall Management Corporation,
Managing General Partner

Date: November 12, 2002	By	/s/ GARY M. CUSUMANO Gary M. Cusumano, President and Chief Executive Officer of Newhall Management Corporation (Principal Executive Officer)

Date: November 12, 2002	By	/s/ STUART R. MORK Stuart R. Mork, Senior Vice President and Chief Financial Officer of Newhall Management Corporation (Principal Financial Officer)

Date: November 12, 2002	By	/s/ DONALD L. KIMBALL Donald L. Kimball, Vice President—Finance and Controller of Newhall Management Corporation (Principal Accounting Officer)

Certification of Quarterly Report By Principal Executive Officer Pursuant to
Exchange Act Rules 13a-14 and 15d-14

I, Gary M. Cusumano, President and Chief Executive Officer of Newhall Management Corporation (Principal Executive Officer), certify that:

1.    I have reviewed this quarterly report on Form 10-Q of The Newhall Land and Farming Company;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	THE NEWHALL LAND AND FARMING COMPANY (a California Limited Partnership) Registrant

By Newhall Management Limited Partnership, Managing General Partner

By Newhall Management Corporation, Managing General Partner

/s/ GARY M. CUSUMANO Gary M. Cusumano, President and Chief Executive Officer of Newhall Management Corporation (Principal Executive Officer)

Certification of Quarterly Report By Principal Financial Officer Pursuant to
Exchange Act Rules 13a-14 and 15d-14

I, Stuart R. Mork, Senior Vice President and Chief Financial Officer of Newhall Management Corporation, (Principal Financial Officer), certify that:

1.    I have reviewed this quarterly report on Form 10-Q of The Newhall Land and Farming Company;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	THE NEWHALL LAND AND FARMING COMPANY (a California Limited Partnership) Registrant

By Newhall Management Limited Partnership, Managing General Partner

By Newhall Management Corporation, Managing General Partner

/s/ STUART R. MORK Stuart R. Mork, Senior Vice President and Chief Financial Officer of Newhall Management Corporation (Principal Financial Officer)

THE NEWHALL LAND AND FARMING COMPANY

INDEX TO EXHIBITS

Exhibit Number	Description
10	The Newhall Land and Farming Company Retirement Plan (Restatement effective January 1, 2002)
99(a)	Certification of Principal Executive Officer
99(b)	Certification of Principal Financial Officer