Form 10-K
period 2002-12-31
NEWHALL LAND & FARMING CO /CA/
filed 2003-03-26
CIK 751976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES☒ NO☐

        The aggregate market value of depositary receipts held by non-affiliates as of June 30, 2002 (the last business day of the Registrant's most recently completed second fiscal quarter), based upon the closing price of such depositary receipts on the New York Stock Exchange was $660,331,520.

DOCUMENTS INCORPORATED BY REFERENCE: None

THE NEWHALL LAND AND FARMING COMPANY

2002
FORM 10-K

PART I

FORWARD-LOOKING INFORMATION

        Except for historical matters, the matters discussed in this Annual Report are forward-looking statements that involve inherent risks and uncertainties. We have tried, wherever practical, to identify these forward-looking statements by using words like "anticipate," "believe," "estimate," "target," "project," "expect," "plan," and similar expressions. Forward-looking statements include, but are not limited to, statements about plans; opportunities; anticipated regulatory approvals; negotiations; market and economic conditions; development, construction, and sales activities; and availability of financing.

        We caution you not to place undue reliance on these forward-looking statements, which reflect our current beliefs and are based on information currently available to us. We expressly undertake no obligation publicly to revise or update these forward-looking statements to reflect future events or changes in circumstances.

        These forward-looking statements are subject to risks and uncertainties that could cause our actual results, performance, or achievements to differ from those expressed in or implied by these statements. For additional information, please refer to the "Forward Looking Information and Risk Factors" section under Part II. Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 1.    Business

INTRODUCTION

        The Newhall Land and Farming Company, a California Limited Partnership, (the "Company" or the "Partnership") is engaged in the development of residential, industrial and commercial real estate and in agriculture, on its approximately 48,000 acres in California. The interests in the Company (other than those held by the general partners) are represented by transferable Depositary Units listed on the New York and Pacific Stock Exchanges under the ticker symbol NHL (also referred to in this Annual Report as "partnership units"). The Company was reorganized from a corporation to a limited partnership on January 8, 1985. The predecessor corporation was established in 1883 by the family of Henry Mayo Newhall; the shares of the corporation were listed on the New York Stock Exchange in 1970.

        The Company's primary business is developing two master-planned communities, Valencia and Newhall Ranch. Since 1965, the Company has been developing the town of Valencia on a portion of the Company's landholdings in Los Angeles County, which now is home to approximately 48,000 residents and about 1,500 companies that provide over 45,000 jobs. With approximately 6,000 acres remaining to be developed, and residential buildout expected by 2007, Valencia is the regional center for north Los Angeles County and the northern gateway to the entire Los Angeles metropolitan area.

        In 1994, the Company started the entitlement process on Newhall Ranch, a new master-planned community to be located on 12,000 acres adjacent to Valencia and west of Interstate 5. In March 1999, the Company received initial approval for the project from the Los Angeles County Board of Supervisors. The Newhall Ranch Specific Plan permits 21,600 homes in five distinct lifestyle villages and 325 net acres of commercial and business park uses. In June 2000, a Kern County Superior Court judge identified six issues in the Newhall Ranch Environmental Impact Report as requiring further environmental review. In October 2001, the Regional Planning Commission approved the additional analyses performed by the Company concerning the court-ordered issues. Hearings before the Los Angeles County Board of Supervisors are expected to begin on March 25, 2003. Based on the current schedule, the Company expects to return to the Kern County Superior Court late in 2003 or in early 2004 for resolution of the six issues that were identified by the Court as requiring further environmental review. The target date for the commencement of initial development of Newhall Ranch is 2006. Planning and design work continues on the infrastructure for the project and detailed planning is proceeding on the first two villages planned for the community. For additional information on this matter, please refer to the "Community Development" section under Part II. Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Valencia and Newhall Ranch are located on the Company's prime landholding consisting of over 18,000 contiguous acres in north Los Angeles County, a rapidly growing region in California. The development potential of these properties is unmatched in the entire County and is directly in the path of growth along the Interstate 5 corridor, just 30 miles north of downtown Los Angeles. Four major freeways intersect Interstate 5 within ten minutes of Valencia providing businesses and residents easy access to the Los Angeles metropolitan area, major airports and the ports of Los Angeles and Long Beach.

        In the late 1980s, the Company adopted the strategy of selling farm properties with little or no potential for development and re-deploying the proceeds into real estate operations. As of December 31, 2002, more than 70,000 acres of non-strategic farmland have been sold. However, no farmland has been sold since 1999. The Company's remaining agricultural properties are the New Columbia Ranch in the San Joaquin Valley and the Newhall Orchard in Ventura County. The Company has leased out a majority of the New Columbia Ranch to farming tenants in 2003 in order to minimize the Company's fixed overhead costs and its exposure to crop commodity price fluctuations.

        In May 2001, the Board of Directors authorized a unit repurchase program to acquire up to 2,520,000 partnership units, or 10% of the then outstanding units. As of December 31, 2002, a total of 1,957,185 units had been repurchased under this program. Completion of the repurchase program is planned for 2003. The Company's Board of Directors may approve additional repurchases of partnership units after completion of the current program, taking into account the Company's earnings, financial condition and prospects. For additional information about the repurchase program, please refer to the "Liquidity and Capital Resources" section under Part II. Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations.

        In order to finance an aggressive partnership unit repurchase program initiated by the Company in late 1999, certain income properties were identified for sale. This asset sales program was substantially complete in 2001. The Company closed escrow on one minor income property in 2002. For additional information about income property sales and unit repurchases, please refer to the "Results of Operations," "Income Property Sales" and "Liquidity and Capital Resources" sections under Part II. Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Financial information concerning the Company's business segments appears in Note 10 of the Notes to Consolidated Financial Statements section in this Annual Report. Information regarding compliance with governmental and environmental regulations appears in the "Forward-Looking Information and Risk Factors" section under Part II. Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations. At February 28, 2003, the Company had 155 employees.

Competition

        Valencia is among the most successful master planned communities in the nation, having achieved a 41% market share of new home sales in the Santa Clarita Valley in 2002, with a record 991 home sales for the year. In 2002, Valencia's share of the new home sales market in the Santa Clarita Valley increased over 2001. In addition, the residential market in the Santa Clarita Valley, including Valencia, is capturing an increasing portion of Los Angeles County's new home sales. However, there is no assurance these current trends will continue. The Company competes with several developers within the Santa Clarita Valley and the greater north Los Angeles County. These developers have residential projects and amenities similar to Valencia and offer significant competition in terms of home pricing. The industrial market in Valencia is experiencing limited demand and vacancy rates remain high since the national and regional economies have slowed. In addition, local competition has intensified as other business parks in the area have opened or are in the planning stages.

Appraisal of Real Property Assets

        The independent appraisal firm of Buss-Shelger Associates appraised the market value of the Company's real property assets to be $894 million at December 31, 2002. The appraised properties did not include oil and gas assets, water supply systems, cash and cash equivalents and certain other assets. The appraised value of the Company's net assets at December 31, 2002 was $889 million, after adjusting for debt and certain other assets and liabilities not independently appraised as shown in the table below.

        For the purpose of the appraisals, market value was defined as the most probable price in a competitive and open market under all conditions requisite to a fair sale, the buyer and seller each acting prudently, knowledgeably and assuming the price is not affected by undue stimuli. A significant portion of the appraised real property assets is located on the Company's 18,000 acres, 30 miles north of downtown Los Angeles and currently is undeveloped.

        The receipt of entitlements on the Company's undeveloped properties and the continuing development of Valencia enhance the appraised value of the Company's remaining land assets. Although raw land increases in value as development opportunities arise, the most significant increases occur when necessary land use entitlements, including zoning and mapping approvals, are obtained from city and county governments.

        The appraised values of the Company's remaining land and income-producing properties in the Valencia master-planned community have increased from $222 million in 1984, the first year independent property appraisals were obtained, to $613 million in 2002 despite significant reductions in acreage due to land sales during the period. On a per unit basis, the Company's net appraised value has increased from $11.74 to $37.78 over the same 19-year period. In 1999, Newhall Land initiated an aggressive unit repurchase program to capitalize on the investment opportunity to create unitholder value based upon the difference in the record-high underlying asset values in relation to Newhall Land's unit price. With this announcement in 1999, the Company has completed a program for the sale of certain of the Company's income-producing properties. The $301.5 million in proceeds received from these sales, which were substantially completed by the end of 2001, were used to reduce outstanding debt and to fund unit repurchases. In the past four years ended 2002, the Company has repurchased more than 9.7 million of its units, representing nearly a 30% reduction in the Company's units then outstanding, for a total investment of $257.5 million. Repurchases of units represent the removal of asset value and a corresponding decrease in the remaining number of partnership units outstanding in the appraisal of the Company's net assets. Results for 2002 include the sale of 1,330 residential lots and 69 acres of commercial and industrial land as well as $12.8 million in distributions and $28.9 million in unit repurchases. The appraised value of Newhall Land's net assets per unit increased by 3% in 2002 as a 1% reduction in asset value was more than offset by a 4% reduction in units outstanding. Absent the above sales in 2002, remaining Valencia land increased by 17% over 2001 values.

        A summary of year-end appraised values follows (the appraisals were performed by the independent appraiser except as noted):

Appraised Values

	2002			2001		2000		1999		1998
$ in millions, except per unit	Acres	Amount	Percent Change	Amount	Percent Change	Amount	Percent Change	Amount	Percent Change	Amount	Percent Change
Valencia and nearby properties	6,006	$323	(20)%	$405	(3)%	$418	(2)%	$428	(6)%	$454	8%
Income-producing real estate	136	290	10	263	(18)	322	(31)	465	7	435	2

Total Valencia area properties	6,142	613	(8)	668	(10)	740	(17)	893	—	889	5
Community development properties:
Newhall Ranch, Broomfield* and City Ranch (50.1% interest)*	11,965	219	13	194	4	187	3	181	66	109	76
Agricultural properties	30,110	57	(2)	58	(2)	59	—	59	(34)	90	5
Mortgage and other debt at book carrying value		(60)	(30)	(86)	15	(75)	(66)	(223)	41	(158)	1
All other, net, not independently appraised		60	(3)	62	464	11	(83)	64	56	41	14

Net appraised value	48,217	$889	(1)%	$896	(3)%	$922	(5)%	$974	0%	$971	11%

Number of partnership units outstanding (000's)		23,518	(4)%	24,374	(8)%	26,590	(10)%	29,668	(9)%	32,676	(5)%

Net appraised value per partnership unit		$37.78	3%	$36.78	6%	$34.66	6%	$32.85	11%	$29.72	18%

        Appraised values are judgments. Land and property appraisals are an estimated value based on the sale of comparably located and zoned real estate or on the present value of income anticipated from commercial properties. There is no assurance that the appraised value of property would be received if any of the assets were sold. No assumptions have been made with respect to the bulk sale of the Company's total real estate assets. Certain reclassifications within categories have been made to conform to the current year presentation; however, prior period amounts have not been restated to reflect land sale activity, unit repurchases or distributions to unitholders. For the five-year period ended 2002, the Company has invested $302.2 million in unit repurchases and paid out $84.3 million in distributions.

*
The Company's 50.1% interest in City Ranch was divested in 2000 and an option on 1,800 acres in Broomfield, Colorado was sold in 2001.

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

        For additional information regarding the Company's business refer to Part II. Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations. Valencia, the first master-planned community developed by the Company, has experienced tremendous success and set the standard for the Company's future planned communities. Today, Valencia is a balanced community, providing residential, commercial and retail properties, along with industrial and recreational facilities and is the regional center for north Los Angeles County. The Company believes Valencia residents are attracted to the quality of life offered in the community's relatively safe, clean environment, combined with award-winning schools. Major business, such as Princess Cruises and

Explorer Insurance, have relocated to Valencia for similar reasons plus the added benefit of a strong local labor pool and proximity to the Los Angeles metropolitan area. Plans for the build-out of Valencia include approximately 4,300 homes and over 1,000 acres of commercial and industrial land. The Company's goal is to complete the sellout of Valencia area residential land by 2007.

        Newhall Ranch, the next master-planned community for the Company on 12,000 acres adjacent to Valencia and west of Interstate 5, is based on a master plan that incorporates the Santa Clara River in its natural state and provides access within the community to over 6,000 acres, which will be preserved as permanent open space. Approval of this 21,600 home project was received in 1999 from the Los Angeles County Board of Supervisors. In June 2000, a Kern County Superior Court judge identified six issues in the Newhall Ranch Environmental Impact Report as requiring further environmental review. In October 2001, the Regional Planning Commission approved the additional analyses performed by the Company concerning the court-ordered issues. Hearings before the Los Angeles County Board of Supervisors are expected to begin on March 25, 2003. Based on the current schedule, the Company expects to return to the Kern County Superior Court late in 2003 or in early 2004 for resolution of the six issues that were identified by the Court as requiring further environmental review. The target date for the commencement of initial development of Newhall Ranch is 2006. Riverwood and The Mesas will be the first two villages in the Newhall Ranch community. Initial mapping, engineering, and soils and geology work is underway for the first neighborhoods in these villages, along with design work on the major infrastructure to open the project.

Residential Development and Land Sales

        Valencia new home sales continued to be strong in 2002. Historically low interest rates, combined with low unemployment for the region, a rebounding southern California economy and a tight supply of new homes have pushed Valencia's home sale performance to record levels. In 2002, Valencia merchant builders sold 991 new homes built on land previously sold by the Company, an all-time record for Valencia and 13.5% higher than the previous record of 873 new homes sold by merchant builders in 2001. The success of Valencia has earned the community the honor of being one of the top selling master-planned communities in the nation. At December 31, 2002, merchant builders had 319 new homes in escrow, exceeding the 245 homes in escrow at the end of 2001. Including lots purchased from the Company late in the 2002 fourth quarter, merchant builders had an inventory at the end of 2002 of 1,577 lots remaining on which to build new homes, compared to a remaining inventory of 818 lots at the end of 2001. While the Company does not participate directly in profits generated from escrow closings by merchant builders, indirectly the Company generally shares with merchant builders in the overall revenues and profits of home building projects above agreed upon thresholds. The sale of previously sold lots to homebuyers is also key to the Company's future success in selling additional lots.

        In 2002, the Company closed escrows on a record 1,330 residential lots. Included in the total lot sales were 726 lots in the Westridge golf course community, all the 329 lots in the Alta Vista community, and all the 275 lots in the Hidden Creek community. The Company is continuing to capitalize on the strength of the residential market in 2003, as all 759 lots to be marketed for sale to merchant builders in 2003 were in escrow at December 31, 2002, with closings scheduled for the 2003 first quarter. The Company's current goal is to complete the sellout of its remaining Valencia area residential land by 2007. The Company continues to invest heavily in land use entitlements, land planning and responding to legal challenges in order to move forward with the remaining Valencia area communities and to position Newhall Ranch to commence development.

Industrial/Commercial Development and Land Sales

        In creating a balanced master-planned community in Valencia, the Company has ensured there are business opportunities to complement the residential development. The Company develops the infrastructure and provides sites for sale to industrial and commercial land developers and users.

Valencia's location just 30 miles north of downtown Los Angeles on Interstate 5, California's major north-south freeway, provides an attractive environment for industrial, commercial, service, distribution and entertainment businesses. Valencia is the regional center for 4 north Los Angeles County and, as of the end of 2002, had a 3:1 jobs-to-housing ratio with approximately 46,000 jobs and 16,000 homes. The Company believes businesses will continue to be attracted to Valencia's relatively safe and clean environment, highly skilled workforce, variety of housing options and award-winning public schools.

        The Company markets industrial and commercial land as Valencia Gateway. Spanning 4,500 acres, Valencia Gateway is planned at buildout to accommodate 34 million square feet of building space, an estimated 63,000 employees and 2,700 companies in business sectors including technology, aerospace, biomedical, entertainment and education, making it the largest master-planned center for business, technology and industry in Los Angeles County. Although commercial land sales were strong in 2002, particularly the demand for apartment and retail land, industrial and office land sales have slowed recently as the market absorbs the significant new space being brought to market from strong land sales in previous years. However, the outlook is encouraging. With the City of Santa Clarita, of which most of Valencia is a part, being the second fastest growing city in Los Angeles County, the Company anticipates that companies will look to Valencia to relocate to larger, more modern facilities to accommodate growth. In 2002, the Company sold 3 acres of industrial land and 66 acres of commercial land. In 2003, the Company expects to market for sale approximately 23 acres of industrial land and 65 acres of commercial land.

Community Development

        The Company continues to actively invest in land use entitlements to support accelerated growth and to maximize the value of its landholdings. The Company's community development activities are focused on securing the necessary governmental land use approvals, as well as preliminary planning and community marketing activities, to complete the projected sellout of Valencia area residential land by 2007 and to position Newhall Ranch to commence development. Initial mapping, engineering, and soils and geology work is underway for the first neighborhoods in the 21,600-home Newhall Ranch project, along with design work on the major infrastructure to open the project.

Income-Producing Properties

        In 2001 and 2000, the Company sold several income-producing properties to finance the repurchase of partnership units. This asset sales program was substantially complete in 2001. The Company closed escrow on one minor income property in 2002. For additional information about the properties sold and the unit repurchase plan, see the "Income Property and Other Sales", "Income-Producing Properties" and "Liquidity and Capital Resources" sections under Part II. Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations.

        For information about the Company's remaining income-producing properties at December 31, 2002, see Part I. Item 2.—Properties, the "Income-Producing Properties" section under Part II. Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations and Schedule III—Real Estate and Accumulated Depreciation of this Annual Report. In 2002, the Company's development of income-producing properties primarily consisted of the construction of the Tournament Players Club® at Valencia championship golf course, in the Company's Westridge community, and the remodel of the former Edwards Theatres' space in Valencia Town Center regional mall for the relocation of the existing food court and creation of new retail space. Under the Company's business plan, no other development of income properties is anticipated in 2003. For additional information on capital expenditures, see the "Liquidity and Capital Resources" section under Part II. Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations.

Valencia Water Company

        Valencia Water Company, a wholly-owned subsidiary that supplies water to Valencia and other adjacent developments, is a regulated public utility serving over 24,000 metered customers. The water supply for the service area is obtained from wells owned by Valencia Water Company and by purchases from the California State Water Project. In 2002, 46% of Valencia Water Company's water was supplied through ground sources.

AGRICULTURE

        The Company's agricultural division consists of farming and energy operations. The Company's remaining agricultural properties include the New Columbia Ranch in the San Joaquin Valley and the Newhall Orchard in Ventura County on which the Company and its tenants raised over 25 different crops during the 2002 calendar year. Of the Company's land devoted to farming, over 62% was leased to third parties in 2002. In 2003, the Company has leased out a majority of the New Columbia Ranch to farming tenants to minimize the Company's fixed overhead costs and its exposure to crop commodity price fluctuations. Including the New Columbia Ranch, it is anticipated in 2003 about 81% of the Company's land devoted to farming will be leased to third parties. Approximately 21,000 acres of land at the Newhall Orchard and on Newhall Ranch not suitable for cultivation or ready for development are leased to third parties for cattle grazing.

        The Company's agricultural operations obtain most of their water from underground sources and are not dependent on state or federal water projects. The Company continues to improve conservation practices to minimize the cost of irrigation and the amount of water used.

        Energy operations consist of royalty interests in oil and gas assets on the Newhall Ranch property. In total, the Company has royalty interests in approximately 150 oil wells and 16 gas wells. Energy operations do not represent a material source of revenues or income for the Company.

Central Administration

        Central Administration includes the Company's corporate functions including executive offices, treasury, tax, employee relations, accounting, finance, information systems, headquarters facilities, secretary/legal, investor relations, market research, internal audit and, in prior years, land acquisition. Except for certain costs relating to headquarters facilities and specific services billed to Valencia Water Company, expenses for these functions are expensed as general and administrative expenses and are not allocated to the Company's operating business segments.

Available Information

        The Company's electronic filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to each, are available free of charge through a link on the Company's website as soon as reasonably practicable after such material is electronically filed with the Commission. The Company's website address is www.newhall.com.

Item 2.    Properties

Land

        Listed below are the location and acreage of properties owned by the Company at December 31, 2002:

Property	State	County	Acreage	Business Segment(s)
Valencia area	California	Los Angeles	6,142	Residential, Industrial and Commercial, Income-producing properties
Newhall Ranch	California	Los Angeles	11,965	Community Development
Newhall Orchard	California	Ventura	16,110	Agriculture
New Columbia	California	Madera	14,000	Agriculture

			48,217

        At December 31, 2002, the New Columbia Ranch secured a $9.6 million non-recourse mortgage. For additional information concerning encumbrances against Company properties, refer to Note 7 of the Notes to Consolidated Financial Statements section in this Annual Report.

Plants and buildings

        Agriculture—Various buildings located at two farming operations in California.

        Income-producing properties—Listed below are square footage, occupancy, net operating income by group and anchor tenants of major commercial properties owned by the Company at December 31, 2002. The Company also has numerous land leases. The commercial properties are leased to 210 tenants.

Dollars in thousands	Year Opened	Approximate GLA(1) in Square Feet		2002 Net Operating Income(2)	12/31/02 Occupancy(3)	Major Tenants
Shopping Centers
Valencia Town Center (expanded in 1998)	1992	736,000	(5)		84%	Robinsons-May, JC Penney, Sears, Eddie Bauer, The Disney Store, Ann Taylor
Valencia Entertainment Center	1999	129,000			97%	Edwards Theatres
River Oaks	1987	272,000			100%	Mervyn's, Target, Big 5
NorthPark Village Square	1996	87,000			100%	Ralphs Supermarket, Rite Aid
Other	various	94,000

Sub-total		1,318,000	(5)	$16,201
Other Income Properties	various	95,000	(6)	$1,247
Hotels		Rooms
Valencia Hilton Garden Inn (75% joint venture interest)	1991	152			79.5%	$91.22 average daily rate
Hyatt Valencia Hotel and Santa Clarita Conference Center(4)	1998	244			69.8%	$114.90 average daily rate

Sub-total		396		$3,824

(1)
Gross Leasable Area

(2)
Before administration, depreciation and interest expenses

(3)
Including leases signed and not open

(4)
Santa Clarita Conference Center totals 26,000 square feet

(5)
Includes 393,000 square feet for anchor stores

(6)
Includes 51,000 square feet operated under a 12 1/2 year lease-back agreement expiring on June 30, 2013.

        All of the Company's commercial real estate properties and the properties and equipment of Valencia Water Company are located in and around Valencia, California. The Company considers all of its properties to be in good condition, well maintained, and suitable and adequate to carry on the Company's present and foreseeable future business.

        At December 31, 2002, principal of $23.7 million was outstanding on two financings each secured by a retail shopping center. No amounts were outstanding against a $50 million revolving mortgage facility secured by Valencia Town Center regional shopping mall. Valencia Water Company has an $11 million financing secured by the utility's property and equipment. For additional information concerning encumbrances against Company properties, refer to Note 7 of the Notes to Consolidated Financial Statements section in this Annual Report.

        For additional information on the Company's properties, refer to the summary of appraised values on page 4 and Schedule III—Real Estate and Accumulated Depreciation on pages 85 and 86.

Item 3.    Legal Proceedings

        The Company, including its subsidiary, are named defendants in many lawsuits arising from the ordinary course of its business. While the outcome of these lawsuits cannot be predicted, management does not expect these matters in the aggregate to have a material adverse effect on the Company's business, financial condition or results of operations.

        In early 2001, the Company filed a lawsuit in Los Angeles Superior Court against Kerr-McGee Corporation, Kerr-McGee Oil & Gas Onshore LLC, Kerr-McGee Oil & Gas Onshore LP (collectively, "Kerr-McGee") and Medallion California Properties Company ("Medallion") for damages associated with oil field contamination on property owned by the Company and leased to Kerr-McGee or its predecessors, which successively transferred the lease interest to other lessees, including Medallion. During the period beginning in 1935 to the present, the lessees conducted crude oil and gas extraction operations on the property. The Company is seeking damages resulting from the defendants' failure to clean the property in accordance with the lease terms.

        During the 2001 fourth quarter, Kerr-McGee filed a cross-complaint against the Company seeking declaratory relief that it has satisfied its clean-up obligations under the lease. Also during the 2001 fourth quarter, Medallion filed a cross-complaint against the Company claiming the Company is responsible for clean-up costs for the portions of the leased property, which Medallion claims to have the continued right to occupy and on which Mediallion claims the Company failed to clean up the contamination caused by Kerr-McGee.

        Kerr-McGee and Medallion commenced discovery proceedings and filed eight pre-trial motions for summary adjudication in 2002. In 2003, the Company prevailed on seven of the motions, with the ruling on one motion still pending. The trial date was moved to May 12, 2003. Kerr-McGee has brought two writ petitions seeking review of the denial of three of its motions for summary adjudication. Decisions thereon are pending. Environmental site assessment of the leased property was completed in 2002. The Company is vigorously pursuing its claims and believes that the defendants' cross-claims will be unsuccessful. No governmental agency is participating in the litigation, and no proceedings are known to be contemplated by any governmental authority.

        In November 2000, Valencia Water Company, along with Castaic Lake Water Agency (the water wholesaler for the Santa Clarita Valley), Newhall County Water District and Santa Clarita Water Company (collectively, the "water purveyors") filed a lawsuit in U.S. District Court—Central District of California against Whittaker Corporation, Santa Clarita LLC and Remediation Financial, Inc. arising from the existence of the chemical perchlorate found in four local groundwater wells that are owned by the water purveyors.

        Whittaker Corporation and a predecessor owner manufactured munitions on a site now located in the City of Santa Clarita from 1934 to 1987 (called the "Whittaker-Bermite site"). During that period, the chemical perchlorate and various other chemicals were used in the munitions manufacturing process. In 1994, Whittaker Corporation and the California Department of Toxic Substances Control ("DTSC") entered into a consent order, under which Whittaker was required to commence preparation of a remediation work plan for the Whittaker-Bermite site. Subsequently, remediation plans have been the subject of ongoing negotiations among Whittaker, DTSC and the subsequent landowner and its parent, Santa Clarita LLC and Remediation Financial, Inc.

        The water purveyors independently filed the lawsuit to enforce the defendants' obligations to remediate the perchlorate contamination. In 2001, Santa Clarita LLC and Remediation Financial, Inc. filed counterclaims against the water purveyors alleging that the water purveyors caused or contributed to the perchlorate contamination in an unspecified manner. Valencia Water Company believes the counterclaim against it will not be successful. The case is in the early phase of discovery. Discovery is on-going. Mediation sessions among the parties have occurred, but no resolution ensued. The water purveyors are vigorously pursuing their claims.

        For information on lawsuits pertaining to Newhall Ranch and the West Creek community, please refer to the "Community Development" section under Part II. Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations. For information on the California Public Utilities Commission matter regarding Valencia Water Company, please refer to the "Residential Land Sales" section under Part II. Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Part II

Item 5.    Market for the Registrant's Depositary Units and Related Security Holder Matters

Market Price and Distribution Data
 Years ended December 31

	Market Price
	2002		2001			Distributions
Per unit
	High	Low	High	Low		2002		2001
First quarter	$31.30	$29.40	$26.87	$23.15	First quarter		$.23		$.20
Second quarter	33.80	31.00	29.55	24.10	Second quarter		..10		..10
Third quarter	32.30	23.75	29.95	26.00	Third quarter		..10		..10
Fourth quarter	30.20	22.59	30.00	26.50	Fourth quarter		..10		..10

Year's high and low	$33.80	$22.59	$30.00	$23.15	Total distributions	$	..53	$	..50

	2002	2001
December 31, closing price	$28.75	$29.60

        The Company's Depositary Units are traded on the New York and Pacific Stock Exchanges under the ticker symbol NHL and, at February 28, 2003, the Company had 961 unitholders of record. The Company has paid uninterrupted quarterly cash distributions since 1936 and on occasion the Company has declared and paid special cash distributions. The declaration of distributions, and the amount declared, are determined by the Board of Directors on a quarterly basis taking into account the Company's earnings, financial condition and prospects.

Item 6.    Selected Financial Data

        The following selected financial data is derived from audited consolidated financial statements. The data for the eight-year period ended December 31, 1999 was derived from our audited financial statements and are not included in this Annual Report. You should read the selected financial information set forth below in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes appearing elsewhere in this Annual Report.

In thousands, except per unit, percentages and sales information	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993	1992
Operating Results
Revenues	$239,790	$241,615	$400,968	$322,506	$304,678	$207,701	$220,186	$175,597	$134,268	$105,452	$128,182
Operating income	43,655	96,837	103,331	100,782	71,260	53,630	51,451	37,935	26,029	20,828	24,830
Interest and other, net	(3,080)	(5,780)	(17,935)	(10,390)	(7,180)	(9,137)	(9,562)	(10,618)	(10,455)	(8,031)	(7,619)
Net income	40,575	91,057	85,396	90,392	64,080	44,493	41,889	27,317	15,574	12,797	17,211
General and administrative expense (included in operating income)	(12,793)	(12,470)	(14,642)	(14,431)	(12,634)	(10,268)	(9,133)	(8,547)	(8,578)	(7,710)	(6,806)
Depreciation and amortization (included in operating income)	(11,382)	(11,597)	(13,800)	(15,296)	(10,101)	(10,148)	(8,857)	(7,698)	(7,690)	(7,329)	(6,471)

Per Unit Information
Net income	$1.69	$3.60	$3.09	$2.88	$1.89	$1.29	$1.19	$.75	$.42	$.35	$.47
Net income—assuming dilution	1.66	3.56	3.05	2.85	1.86	1.28	1.18	.75	.42	.35	.47
Distributions (including special)	.53	.50	.75	.62	.52	.48	.40	.40	.40	.40	.60
Partners' capital	5.77	5.55	4.48	4.71	4.40	4.21	3.48	3.14	3.06	3.03	3.08
Appraised value	37.78	36.78	34.66	32.85	29.72	25.25	23.35	23.32	21.86	21.04	22.01
Market price—high	33.80	30.00	28.88	28.00	34.75	32.00	18.75	17.00	17.25	17.50	20.38
—low	22.59	23.15	20.20	22.19	20.25	16.50	15.00	12.13	12.00	13.50	12.00
—year-end closing	28.75	29.60	23.25	27.00	26.00	30.00	16.88	17.00	12.13	16.00	14.25

Financial Position
Land under development	$56,097	$77,885	$53,988	$39,401	$47,667	$53,875	$63,266	$88,457	$87,423	$73,078	$50,127
Income-producing properties, net	159,971	150,932 (1)	160,505 (1)	281,060 (1)	248,712	227,203	182,641	134,504	135,858	134,384	161,615
Total assets	359,625	358,319	342,541	504,824	432,207	403,932	373,488	349,753	343,792	359,898	323,082
Mortgage and other debt (total debt)	60,037	85,511	74,557	222,825	157,609	156,946	163,256	152,302	145,991	174,157	131,849
Other long-term obligations	62,129	56,986	57,611	50,474	48,832	40,393	37,544	36,270	30,922	33,414	28,609
Total liabilities	223,929	223,108	223,337	365,099	288,394	258,655	252,835	236,897	231,435	248,619	210,033
Partners' capital (capital)	135,696	135,211	119,204	139,725	143,813	145,277	120,653	112,856	112,357	111,279	113,049
Market capitalization at year end	676,143	721,470	618,218	801,036	849,576	1,035,810	585,575	610,470	445,727	588,112	523,830

Statistics
Return on total debt and capital	21%	41%	44%	25%	21%	15%	15%	10%	6%	4%	7%
Total debt as a percent of total debt and capital	31%	39%	38%	61%	52%	52%	58%	57%	57%	61%	54%
Total debt as a percent of total market capitalization	8%	11%	11%	22%	16%	13%	22%	20%	25%	23%	20%
Units outstanding—weighted average	24,052	25,284	27,658	31,388	33,986	34,520	35,292	36,241	36,757	36,757	36,759
—weighted average—diluted	24,393	25,580	27,969	31,668	34,376	34,750	35,411	36,272	36,789	36,790	36,796
—year end	23,518	24,374	26,590	29,668	32,676	34,527	34,701	35,910	36,761	36,757	36,760

Sales Information
Residential lots and homes sold	1,330	232	208	1,060	1,232	888	1,284 (2)	1,233 (2)	1,026 (2)	113	487
Industrial and commercial acres sold	68.9	92.3	108.5	120.6	125.0	81.0	36.9	38.5	12.0	28.9	4.5
Farm acres sold	—	—	—	39,142	970	1,673	544	5,501	5,370	3,900	6,750

(1)
Includes income-producing properties held for sale, net

(2)
Includes lots sold at McDowell Mountain Ranch in Arizona prior to the sale of the project in 1996.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Years ended December 31, 2002, 2001 and 2000

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

        The accounting policies used by the Company in the preparation of its consolidated financial statements as they relate to its business segments are presented in Note 2 to the consolidated financial statements. A summary of the accounting policies management considers significant in the preparation of the Company's consolidated financial statements follows. In 2002, the Company's audit committee reviewed the selection, application and disclosure of the Company's critical accounting policies.

        Revenue recognition—The majority of revenues for the Company result from land sales. The Company follows the provisions in Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate ("SFAS 66"), to record these sales. SFAS 66 provides specific sales recognition criteria to determine when land sales revenues can be recorded. For example, SFAS 66 requires a land sale must be consummated with a sufficient down payment of the sales price depending upon the type and timeframe for development of the property sold, and that any receivable from the sale cannot be subject to future subordination. The seller cannot retain any material continuing involvement in the property sold.

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

        Project costs—Costs incurred by the Company to record maps and develop specific real estate projects are capitalized as a cost of that project and included as an asset in land under development on the balance sheet. Project litigation costs are charged to expense when incurred. Indirect costs that do not clearly relate to projects under development, including general and administrative expenses, are charged to expense when incurred.

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

        Stock-based employee compensation—The Company accounts for stock-based employee compensation using the intrinsic value method allowed under APB Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation expense is reflected in net income, as options granted under the Company's plans have an exercise price equal to the market value of the Company's partnership units on the date of grant. Refer to Note 8 to the consolidated financial statements for additional disclosures, including the pro forma effect for the fair value method of accounting (expensing) for stock-based employee compensation.

RESULTS OF OPERATIONS

        Results for 2002 reflect a strong residential market. New home sales in Valencia for 2002 reached a record level as merchant builders sold 991 new homes on lots previously purchased from the Company compared to the prior record of 873 new homes sold in 2001. Historically low interest rates, combined with low unemployment for the region and a tight supply of new homes, contributed to the increased home sales levels and pushed new home prices for the region to record highs in 2002. While the Company does not participate directly in profits generated from escrow closings by merchant builders, indirectly the Company generally shares with the merchant builders in the overall revenues and profits of home building projects above agreed upon thresholds. The sale of previously sold lots to homebuyers is also key to the Company's future success in selling additional lots. The Company is continuing to capitalize on the strength of the residential market in 2003, as all of the Company's 759 entitled residential lots available to be sold to merchant builders were in escrow at December 31, 2002, with closings scheduled for the 2003 first quarter.

        Commercial land sales were strong in 2002, particularly the demand for apartment and retail land. Industrial and office land sales were not major contributors to the Company's 2002 results. However, demand in these sectors is improving. As the economy continues to become more expansive, businesses are expected to look to Valencia to relocate to larger facilities to accommodate their growth.

        In 2002, the Company reported revenues of $239.8 million compared to $241.6 million in 2001. Net income of $40.6 million, or $1.66 per unit, was reported in 2002 compared to net income of $91.1 million, or $3.56 per unit, in 2001. Despite revenues decreasing only slightly from the prior year, net income for 2002 was approximately 55% lower than 2001. This was primarily due to high profit margins achieved on sales in 2001 of the Company's option to purchase 1,800 acres in Broomfield, Colorado and the Chiquita Canyon Landfill. Combined, these sales contributed $78.0 million to revenues and $76.9 million to income. No similar property sales occurred in 2002.

        Major contributors to 2002 results were the sales of 1,330 residential lots and approximately 69 acres of commercial and industrial land. These sales added a combined total of $164.4 million to revenues and $65.9 million to income in 2002 under percentage of completion accounting.

        The major contributors to the Company's 2001 results were the sales of 232 residential lots, approximately 92 acres of commercial and industrial land, the sale of the Company's option to purchase 1,800 acres in Broomfield, Colorado and four income-producing properties. The sale of income properties included one mixed-use building, two office buildings and the Chiquita Canyon

Landfill. Combined, these sales added $174.9 million to revenues and $115.8 million to income in 2001. The sale of the landfill for $65.0 million in the second quarter of 2001 was the single largest contributor to the year's revenues and income.

        In 2000, the Company recorded revenues of $401.0 million and income of $85.4 million, or $3.05 per unit, primarily as a result of the sale of income properties in accordance with its business strategy to finance the repurchase of partnership units. The properties sold included two shopping centers, four apartment complexes and four office buildings. In addition to the income properties, 208 residential lots and over 108 acres of commercial and industrial land were sold during the year. These sales, combined with the sales of income properties, added $298.0 million to revenues and $105.9 million to income.

        The Company's 2003 business plan anticipates the majority of its revenues will be generated from residential, commercial and industrial land sales and its portfolio of income-producing properties. The entire community of Creekside, consisting of 759 entitled, improved residential lots, was in escrow to merchant builders at December 31, 2002. As of February 28, 2003, escrows closed on 239 of the 759 lots. The remaining escrows are expected to close in the first quarter of 2003. The Company also anticipates selling 26 custom, residential lots in the Westridge community in 2003. At December 31, 2002, seven of these custom lots were in escrow. As of February 28, 2003, one of these had closed. In addition to the 18 acres of commercial land and 10 acres of industrial land in escrow at the end of 2002 that are scheduled to close in 2003, the business plan targets another approximately 60 acres of commercial and industrial land for sale in 2003. As of February 28, 2003, one industrial land sale and three commercial land sales had closed escrow. The Company's portfolio of income-producing properties is expected to generate net operating income of approximately $22 million in 2003, after deducting projected start-up costs of approximately $700,000 related to the initial operations of the Tournament Players Club® at Valencia championship golf course, which is planned for opening in the summer of 2003 in the Company's Westridge community. The ability to complete sales in 2003 will be dependent upon a variety of factors including, but not limited to, identification of suitable buyers for its land, reaching agreement with the buyers on definitive terms, the successful completion of the due diligence work by buyers, the availability of financing to suitable buyers, satisfactory resolution of regulatory and legal issues, and market and other conditions, many of which are beyond the control of the Company.

        Plans for 2003 also include completion of the current unit repurchase program of approximately 563,000 partnership units. Factors that could affect the Company's ability to complete its unit repurchase program include, but are not limited to, the factors listed in the paragraph above, changing interest rates, obtaining entitlements and subsequent challenges to these governmental approvals, many of which are beyond the control of the Company.

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

        For the year ended December 31, 2002, a record 1,330 residential lots in Valencia closed escrow, contributing a total of $118.1 million to revenues and $41.6 million to income under percentage of completion accounting. Included in the total lot sales were 726 lots in the Westridge golf course community, contributing $85.5 million to revenues and $29.3 million to income. Escrow also closed on the entire 329 residential lots in the Alta Vista community, contributing $16.3 million to revenues and $6.5 million to income. In addition, the entire 275 lots in the Hidden Creek community closed escrow in 2002, contributing $16.3 million to revenues and $5.8 million to income. Results for 2002 also included the recognition under percentage of completion accounting of $7.0 million in revenues and $2.2 million in income from prior year lot sales and $1.4 million received from merchant builders under price and profit participation agreements related to Valencia area lot sales in prior years.

        At December 31, 2002, the entire 759 lots in the Creekside community were in escrow for approximately $53 million. Generally, revenues and income from land sales are recorded under the percentage of completion method of accounting. Accordingly, certain revenues and income from land sales may be deferred to future periods when the Company has an obligation to complete development on property sold. As of February 28, 2003, escrows closed on 239 lots for approximately $15 million, which will be reflected in the results for 2003 under the percentage of completion method of accounting. Escrows for the remaining 520 lots are expected to close in the first quarter 2003. Also, in escrow at December 31, 2002 were seven of the 26 custom, residential lots in the Westridge community planned for sale in 2003 for approximately $4 million. As of February 28, 2003, one of the custom lots had closed escrow for $895,000, which will be reflected in the results for 2003.

        A total of 232 residential lots was sold in 2001, contributing $15.5 million to revenues and $4.7 million to income under percentage of completion accounting. Despite a 12% increase in the number of residential lots sold in 2001 compared to 2000, a loss of $201,000 was reported after divisional expenses in 2001 compared to income of $3.8 million in 2000. This decrease was primarily due to $14.1 million in revenues and $5.9 million in income recognized in 2000 under percentage of completion accounting from lot sales in the prior year. No revenue or income from prior year lot sales was recorded in 2001. Results for 2001 also included $211,000 received from price and profit participation agreements relating to Valencia lot sales in prior years. At December 31, 2001, no residential lots were in escrow.

        A total of 208 residential lots was sold in 2000 for $12.7 million contributing $5.7 million to income. These were the remaining lots in the Bridgeport lake community. Results for 2000 also included the recognition of revenues and income from lot sales in the prior year as discussed above and $309,000 received from price and profit participation agreements relating to Valencia lot sales in prior years. Also in 2000, the Company recorded a $5.2 million loss associated with the dissolution of the Company's 50.1% interest in City Ranch, a joint venture project with Kaufman and Broad of Southern California, Inc. At December 31, 2000, no residential lots were in escrow.

        Lot sales in 2001 and 2000 were impacted by the California Public Utilities Commission's (CPUC) decision to combine its review of Valencia Water Company's request to expand its service area together with the review of Valencia Water Company's water management plan. Late in 2001, the CPUC approved the Valencia Water Company's water management plan and granted the service expansion request, which permits Valencia Water Company to expand its service area to the Hidden Creek, Creekside, Alta Vista and West Creek communities (see the "Community Development" section below). Valencia Water Company is Newhall Land's wholly-owned public water utility company serving Valencia and nearby areas. In April 2002, the CPUC denied opponents' request for a re-hearing regarding the CPUC's approval of Valencia Water Company's water management plan and service area expansion. Opponents' appeal of the CPUC's decision to the California Supreme Court was denied on June 19, 2002.

Industrial and Commercial Sales

Industrial Land Sales

        For the year ended December 31, 2002, escrow closed on one industrial parcel totaling 3.1 acres. This escrow contributed $1.6 million to revenues and $258,000 to income. The decrease in acres sold in 2002 compared to prior years is due to the continuation of absorption of significant new space being brought to market from strong land sales in previous years. As of December 31, 2002, the Company had approximately 371 net acres of entitled industrial land remaining in Valencia. There are indications the local market for industrial property beginning to strengthen. Valencia's industrial vacancy rate at the end of 2002 had improved to 12%, compared to over 13% at the end of 2001. The net amount of all new or existing available space that was leased in 2002 in the both Valencia Industrial Center and Valencia Commerce Center was approximately 944,000 square feet compared to a negative 482,000 square feet absorbed in 2001. With the City of Santa Clarita, of which most of Valencia is a part, being the second fastest growing city in Los Angeles County, the Company anticipates that companies will look to Valencia to relocate to larger, more modern facilities to accommodate growth. The Company expects to market for sale approximately 23 acres of industrial land in 2003. At December 31, 2002, two industrial parcels totaling about 10 acres were in escrow for approximately $7.2 million, with closings expected in 2003. Subsequent to December 31, 2002, one of these escrows closed on a 5.7-acre parcel, contributing $2.8 million to revenues, which will be reflected in the results for 2003. All escrow closings are subject to market and other conditions beyond the control of the Company.

        Five industrial parcels totaling 16.8 acres closed escrow in 2001. These sales contributed $8.4 million to revenues and $2.4 million to income. The decrease in acres sold in 2001 as compared to the prior year was due to the marketing for sale or lease of approximately 2 million square feet of new space coming on line as a result of aggressive land sales in previous years, as well as the slowing of the southern California economy. No industrial land was in escrow at December 31, 2001.

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

Commercial Land Sales

        Approximately 66 acres of commercial land closed escrow in 2002, contributing $44.8 million to revenues and $24.0 million to income under percentage of completion accounting. Included in the 66 acres were 22.3 acres in the Westridge golf course community for two commercial sites and an apartment site, which, combined, contributed $20.1 million to revenues and $10.9 million to income. A 16.7-acre parcel in the Town Center area and a 7.5-acre apartment site in the Creekside community contributed an additional combined total of $16.6 million to revenues and $9.5 million to income. In addition, 2002 results include $3.0 million in revenues and $1.7 million in income recognized under percentage of completion accounting from prior year sales. At December 31, 2002, six commercial parcels totaling approximately 18 acres were in escrow for approximately $10.2 million, with closings expected in 2003. Subsequent to December 31, 2002, three of these escrows closed on a total of 8 acres for $3.2 million, which will be reflected in the results for 2003. All escrow closings are subject to market and other conditions beyond the control of the Company.

        Commercial land escrow closings for 2001 totaled 75.5 acres, contributing $59.0 million to revenues and $30.8 million to income. Included in these sales were a 13.8-acre parcel in the Valencia Corporate Center, the entire 23-acre Rockwell Canyon Business Park and three apartment sites, which, combined, contributed $51.5 million to revenues and $26.8 million to income. In addition, 2001 results included $2.8 million in revenues and $400,000 in income recognized under percentage of completion accounting from sales in prior years. At December 31, 2001, five commercial parcels totaling about 29 acres were in escrow for approximately $13.5 million. Four of the escrows closed in 2002. The remaining escrow was still open at December 31, 2002 and is expected to close in 2003.

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

Income Property and Other Sales

        The Company closed escrow on one minor income property in 2002. The sale of a 35,000 square foot building in Valencia Commerce Center contributed $2.5 million to revenues and $17,000 to income. The Company does not anticipate any income property sales in 2003.

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

        Income-producing properties sold in 2000 included Castaic Village Shopping Center, Plaza del Rancho mixed-use retail, four office buildings and four apartment complexes. These income property sales were part of the Company's business strategy, announced late in 1999, to sell approximately half of its income portfolio to finance the repurchase of the Company's partnership units. These sales combined added $220 million to revenues and $72.9 million to income. The primary contributor to the results was the sale of the apartment complexes for $129.0 million, contributing $74.0 million to income.

        The 2000 sale of the four office buildings for $72.3 million exceeded the construction costs by approximately $7.8 million. A condition of the sale included a monthly rental payment by the Company to the buyer for 161,000 square feet of building space (principally occupied by Princess Cruises) until Princess Cruises' rent commencement date in the first quarter of 2001. In addition, under the terms of the agreement, the Company leased back approximately 51,000 square feet of retail space for a term of 12 1/2 years. With regard to the retail leaseback, accounting guidelines do not allow the consideration of any future new or renewal leasing activity to reduce the calculation of the net lease obligation. As a result, the Company recorded an accounting loss on the sale of the buildings of $4.9 million in 2000. Management believes that subleasing of the retail space will more than offset this accounting loss over the life of the leaseback and ultimately will result in additional revenues and income. As of December 31, 2002, approximately 79% of the retail space was leased compared to 77% at December 31, 2001.

        In 2001, an easement was sold contributing $600,000 to revenues and income. In 2000, a right-of-way parcel was sold to the California Department of Transportation, which contributed $5.1 million to revenues and $4.0 million to income. No similar property was sold in 2002.

Community Development

        Community development expenses in 2002 increased 61% from the prior year primarily due to expenses related to litigation initiated by the Company against a gas and oil-field operator to enforce contractual provisions requiring adequate clean-up of leased properties. Absent these costs, community development expenses would have shown a decline in 2002 over 2001. For 2003, community development expenses are expected to decrease about 40% over 2002 levels due to the Company's anticipated reduction in costs related to certain legal challenges partially offset by the continued focus on entitlements and planning to complete the projected sellout of Valencia residential land and to position Newhall Ranch to commence development.

        In 2001, community development expenses increased 9% from the prior year primarily due to higher administrative and preliminary entitlement expenses. Community development expenses in 2000 decreased 6% from 1999 primarily due to expenses in 1999 related to preliminary planning work for Newhall Ranch, certain initial costs relating to commercial properties under development and a strategic marketing program.

        In June 2000, a Kern County Superior Court judge identified six issues in the Newhall Ranch Environmental Impact Report (EIR) as requiring further environmental review. The six issues include the impact of the 21,600-home Newhall Ranch development on the Salt Creek wildlife corridor and on traffic congestion in Ventura County; biological impacts on the Santa Clara River corridor; consistency with the General Plan and impacts in Significant Ecological Areas; adequacy and reliability of the water supply; and a further alternative site analysis for the water reclamation plant location. On October 24, 2001, the Regional Planning Commission approved the additional analyses performed by the Company concerning the court-ordered issues. Hearings before the Los Angeles County Board of Supervisors are expected to begin on March 25, 2003.

        Hearings before the Board of Supervisors were delayed as a result of the January 2002 decertification of an EIR prepared in connection with the acquisition and importation of 41,000 acre-feet per year of California State Water Project water by Castaic Lake Water Agency (CLWA), the water wholesaler serving the Santa Clarita Valley. However in October 2002, the Company entered into an agreement to acquire a separate water supply source for its potable water needs that it believes will satisfy the requirements of the Los Angeles County Board of Supervisors. Accordingly, the Company will not be relying on any of the 41,000 acre-feet of State Project Water from CLWA to meet Newhall Ranch's primary water needs.

        In May 2002, the California Department of Fish and Game (Fish and Game) conducted a search on certain areas of Newhall Ranch. The search was to determine if an endangered plant, the San Fernando Valley spineflower, had been taken through routine farming operations being conducted on the Ranch that are exempt from certain endangered species regulations. During the search, Fish and Game found the plant, which, until 1999, was thought to be extinct, in several locations in the eastern area of Newhall Ranch. The Company completed surveying other portions of Newhall Ranch and found spineflower populations in a total of three locations on the Newhall Ranch site. On February 11, 2003, the Company reached an agreement with Fish and Game and the Los Angels County District Attorney regarding this matter. The agreement requires recordation of a conservation easement for the perpetual benefit of the State of California on approximately 64 acres in the Airport Mesa and Grapevine Mesa areas of Newhall Ranch. The Company also will provide a funded management plan and allow Fish and Game personnel expanded access to the Company's property and biological reports. This agreement resolves all the outstanding issues related to spineflower and the alleged streambed violation (see the "Agricultural Operations" section below). This civil compromise is not expected to have a significant impact on Newhall Ranch as the project's Specific Plan provides the Company with some flexibility in mapping the planned 21,600 homes on the property.

        Based on the current schedule, the Company expects to return to the Kern County Superior Court late in 2003 or in early 2004 for resolution of the six issues that were identified by the Court as requiring further environmental review. The target date for the commencement of initial development of Newhall Ranch is currently 2006. The length of time necessary to obtain completion of governmental review and approvals necessary for the project, and the timing of any judicial processes that may result, are difficult to predict and actual commencement of development may be delayed beyond the target date.

        West Creek is a planned 2,214-home community in Valencia's North River planning area. The project received final approval from the Los Angeles County Board of Supervisors in January 2001. Opponents to the community filed a lawsuit under California environmental and planning laws in 2001 challenging the Board of Supervisors' approval. In November 2001, the Superior Court determined that the opponents' claims had no merit. Opponents filed an appeal and the California Court of Appeal Second Appellate District heard the challenge to the Board of Supervisor's approval of West Creek on November 13, 2002. In a ruling filed February 27, 2003, the Court of Appeal confirmed the correctness of the Superior Court's ruling regarding the adequacy of the project's water supply mitigation measures, environmental flood analysis, and the County's adherence to the requirements of its Development Monitoring System. The Court of Appeal referred the issue of water availability for the West Creek project back to the County of Los Angeles for further review. This will require the Company to participate in further public proceedings before the County of Los Angeles. The Company anticipates this process and further court proceedings could take approximately 18 months. However, the actual time required will depend on a number of factors that make it difficult to estimate the time to complete applicable legal processes. Therefore, lot sales in West Creek may not commence until late 2005, which would impact the Company's current 2004 business plan.

Income-Producing Properties

        Revenues and income from the Company's income-producing properties decreased 6% and 27%, respectively, compared to 2001. The reduction is primarily the result of income property sales in the prior year and lower occupancy at Valencia Town Center regional shopping mall due primarily to the vacancy in the third quarter 2001 of Edwards Theatres due to bankruptcy.

        For 2001, revenues and income decreased 27% and 33%, respectively, from the prior year. The decrease is primarily due to the sale of income properties in 2001 and 2000. In 2001, income property sales included one mixed-use building, two office buildings and the Chiquita Canyon Landfill. In addition, 2001 income decreased due to interest expense recorded on the net lease obligation recorded in 2000 in conjunction with the sale of four office buildings.

        Revenues in 2000 increased 15% over 1999 while income increased 32% primarily due to suspension of depreciation on income properties during the period the properties were held for sale. This accounted for approximately 56% of the increase in income compared to 1999. In 2000, four apartment complexes, four office buildings, a neighborhood shopping center and a mixed-use retail property were sold in accordance with the Company's business strategy to finance the repurchase of partnership units. In addition, improved results from hotel operations, continued high retail occupancy and favorable rents also contributed to increases in revenues and income for 2000.

        In August 2000, a potential buyer terminated its due diligence work on Valencia Town Center regional shopping mall and entertainment center due to the Chapter 11 bankruptcy filing by Edwards Theatres Circuit, Inc., a major tenant in the mall. In December 2000, the Company announced it was no longer marketing the properties for sale and recorded a charge of $4 million for depreciation that had been suspended during the period the assets were held for sale. In 2001, Edwards Theatres reaffirmed its current lease for the 12-screen theater in the Valencia Entertainment Center but rejected its lease for the original 10-screen theater located in Valencia Town Center regional shopping mall and vacated in September 2001. In May 2002, the Company received a settlement from Edwards Theatres' bankruptcy proceeding for lost rent on the canceled lease space and other expenses.

        In 2001, the Company began the process of remodeling the west end of Valencia Town Center regional mall where Edwards Theatres was located for the relocation an expanded mall food court to the space. The initial phase of the renovation was completed in February 2003 with the opening of the new food court. The new food court includes additional quick stop restaurants and double the seating capacity. A second phase of the renovation involves the remodel of the prior food court location into new retail space. The second phase of the remodel is expected to be completed and open by the 2003 holiday shopping season.

        At December 31, 2002, the occupancy at Valencia Town Center regional shopping mall was 84%, including short-term tenants, which is unchanged from December 31, 2001. The primary contributor to the vacancy was Edwards Theatres vacating the mall in September 2001, which represented approximately 12% of the non-anchor gross leasable area in the mall. The Company's other retail centers continue to have high occupancy rates, with NorthPark Village Square and River Oaks Shopping Center both 100% leased. Hotel operating performance continues to be strong. At December 31, 2002, the year-to-date occupancy levels for the Valencia Hilton Garden Inn and Hyatt Valencia Hotel were 79% and 69%, respectively. Although, these rates are 7% and 3% lower, respectively, than prior year levels, this is primarily the result of higher average daily room rates charged in 2002. The average daily rates at Valencia Hilton Garden Inn and Hyatt Valencia Hotel were 11% and 6% higher, respectively, than the prior year.

        For 2003, the Company expects the portfolio of income-producing properties to generate revenues approximately 8% higher and income approximately 12% lower than 2002's results. Increased revenues are primarily due to the commencement of operation at the Tournament Players Club® at Valencia championship golf course in the summer of 2003 together with an increase in Valencia Town Center regional shopping mall revenues due to the opening of the remodeled food court area and new retail space. The decrease in projected income is primarily the result of an anticipated loss from operation of the golf course due to initial start-up costs and pre-opening expenses.

Valencia Water Company

        Valencia Water Company is a regulated utility and a wholly-owned subsidiary of the Company, serving over 24,000 metered connections. For the year ended December 31, 2002, revenues increased approximately 6% and net income decreased 8% compared to 2001 levels. The increase in revenues was primarily the result of a 5% increase in the water company's metered connections and increased customer usage due to drier weather conditions, partially offset by a February 2002 water rate reduction of 4.85%. The decrease in income was primarily due to higher administrative expenses and expenses related to legal proceedings in which Valencia Water Company is involved.

        For 2001, revenues increased 4% and income decreased 2% compared to 2000. Increased revenues were primarily due to a 7.5% growth in metered customers. The decrease in income was primarily due to higher administrative and legal expenses. In 2000, revenues increased 8% and income increased 18% compared to 1999 due to the continuing expansion of the utility's customer base.

        In January 2002, Valencia Water Company was notified by the California Public Utilities Commission (CPUC) of the Commission's desire to perform a review of the utility's authorized rate of return based upon its approved rate structure. The review was completed in February 2002 and resulted in a 4.85% reduction in Valencia Water Company's authorized water billing rates. In March 2002, Valencia Water Company filed a general rate case with the CPUC. A proposed decision is expected in March 2003 with a final decision by the end of the second quarter 2003. It is anticipated that the final decision from the CPUC will result in a slight increase to the water company's authorized water billing rates over current rates.

Agricultural Operations

        For 2002, agriculture operations, including the Company's energy operations, reported revenues and income of $7.4 million and $495,000, respectively. The increase in revenues over 2001 was primarily due to high yields on almonds and higher citrus prices. The increase in income was due to the yields and prices previously mentioned and to operating expense reductions.

        In October 2002, the Company appeared in Los Angeles County Superior Court to answer a misdemeanor charge of illegally altering a streambed, which was filed on behalf of the California Department of Fish and Game (Fish and Game). The Company pled not guilty and on February 11, 2003 reached an agreement with Fish and Game and the Los Angeles County District Attorney regarding this issue. The agreement requires a permanent conservation easement on approximately 64 acres in two areas of Newhall Ranch to be granted in favor of the state, the Company providing a funded management plan for the area, and Fish and Game personnel having expanded access to the Company's property and biological reports. This agreement resolves all the outstanding issues related to the alleged streambed violation as well as issues regarding the San Fernando Valley Spineflower found on areas of Newhall Ranch (see the "Community Development" section above).

        For 2001, the Company reported revenues of $7.2 million and a loss of $437,000 from agriculture operations, including the Company's energy operations. This represented a decrease in revenues compared to the prior year and was primarily due to lower prices for citrus and other crops, which was partially offset by higher gas prices during most of 2001. The 2001 loss was consistent with the decrease in revenue combined with higher operating expenses. In 2000, revenues and income decreased as compared to 1999 primarily due to the sale of over 39,000 acres of farm land in 1999 and lower prices for oranges, which were partially offset by higher revenues and income from energy operations due to higher oil and gas prices.

        The Company's remaining agricultural properties include the 14,000-acre New Columbia Ranch in Madera County and the 1,250-acre Newhall Orchard in Ventura County. Most of the remaining 14,750 acres in Ventura County owned by the Company are leased for cattle grazing. The Company has leased out a majority of the New Columbia Ranch to farming tenants in 2003 to minimize the Company's fixed overhead costs and its exposure to crop commodity price fluctuations.

General and Administrative Expenses

        General and administrative expenses increased 3% in 2002 primarily due to higher expenses related to general legal matters and consulting. These increases were partially offset by lower base compensation and incentive-based compensation expenses. In 2001, general and administrative expenses decreased 15% from 2000 levels primarily due to lower compensation expense. A net increase of 1% for the year ended December 31, 2000 compared to 1999 was primarily due to an increase of $3.1 million in compensation expense partially offset by a reduction of $2.2 million in land acquisition costs. General and administrative expenses in 2003 are expected to remain comparable to 2002.

Interest and Other Expense, net

        Lower interest rates on the Company's bank line borrowings and lower outstanding balances on available lines of credit together with increased interest income from promissory notes accepted by the Company in conjunction with certain commercial land and residential lot sales in the 2001 fourth quarter and 2002 first quarter were the primary contributors to a 47% decrease in interest and other expense, net for the year ended December 31, 2002 compared to 2001.

        Reduced borrowings throughout 2001 and lower interest rates resulted in a 68% decrease in net interest expense compared to 2000. In 2000, net interest expense increased 73% over 1999 levels due to increased borrowings under credit facilities to temporarily fund partnership unit repurchases prior to completion of the sale of income properties, most of which occurred in December 2000.

        Interest and other expense, net is expected to increase approximately 30% in 2003 compared to 2002 primarily due to a decrease in interest income from promissory notes accepted in conjunction with land sales and planned increases in borrowings under existing lines of credit. No notes receivable were outstanding at December 31, 2002 and the Company does not anticipate any 2003 land sales involving note payments.

FINANCIAL CONDITION

Liquidity and Capital Resources

        At December 31, 2002, the Company had cash and cash equivalents of $25.4 million and $160.1 million in available lines of credit, net of $23.9 million in outstanding letters of credit. At that date there were no borrowings outstanding on unsecured lines of credit or a revolving mortgage facility. The Company had fixed rate debt outstanding totaling $60.0 million. The Company believes it has adequate sources of cash from operations and debt capacity, combined with anticipated land sales, to finance future operations on both a short- and long-term basis and to fund unit repurchases. (See additional information on the unit repurchase program below.) The Company utilizes its available debt capacity to fund ongoing operations, as well as to fund administration and legal costs to bring future projects online over the longer term in order to enable the Company to complete the development of Valencia and to begin development of Newhall Ranch. As a guideline, the Company targets total debt not to exceed 60% of the appraised value of the income portfolio. The Company ended 2002 with a conservative debt to income portfolio value ratio of 22%, which the Company believes will provide adequate debt capacity to fund operations and continue unit repurchases. At December 31, 2002, there was no debt secured by the Company's raw land or land under development inventories.

        In May 2001, the Board of Directors authorized a unit repurchase program of up to 2,520,000 units, or 10% of the then outstanding units. In accordance with the program, the Company repurchases units from time to time at prevailing market prices and, depending on market conditions, either through the open market, or unsolicited negotiated transactions. Repurchases are generally funded from cash flow generated from normal business operations. As of December 31, 2002, a total of 1,957,185 units had been repurchased under this program for $56.6 million, or an average unit price of $28.93. Of this total, 987,035 partnership units were repurchased in 2002 for $29.0 million, or an average unit price of $29.37. A total of 562,815 units remained to be repurchased under this program at December 31, 2002. Completion of the repurchase program is planned for 2003 and is expected to require approximately $17 million. Factors that could affect the Company's ability to complete its unit repurchase program include, but are not limited to, governmental approvals, changing market and economic conditions, changing interest rates, challenges to governmental approvals and finding suitable buyers for certain properties. The Company's Board of Directors may approve additional repurchases of partnership units after completion of the current program after taking into account the Company's earnings, financial condition and prospects.

        For the year ended December 31, 2002, the Company invested approximately $24 million in major roads and freeway infrastructure improvements primarily within Valencia, which amounts are included in land under development on the accompanying balance sheet. In addition, the Company invested approximately $8 million in the remodel of the former Edwards Theatres' space in Valencia Town Center regional mall to relocate of the existing food court and create retail space, and approximately $8 million on the construction of the Tournament Players Club® at Valencia championship golf course, in the Company's Westridge community, which amounts are included in income-producing properties on the accompanying balance sheet. In 2003, the Company expects to invest approximately $24 million in major roads and freeway improvements to enable the Company to continue its land sales program in Valencia. In addition, approximately $13 million is expected to be invested in 2003 in Valencia Town Center regional mall to complete the relocation of the existing food court and the creation of new retail space. Additionally in 2003, the Company expects to invest approximately $11 million on the completion of the golf course and clubhouse. At December 31, 2002, there were no other material commitments for capital expenditures.

        The following discussion relates to principal items in the Consolidated Statements of Cash Flows:

Operating Activities

        Net cash provided by operating activities totaled $110.8 million in 2002. Cash generated from operating activities included the sales of 1,330 residential lots, the sale of approximately 69 acres commercial and industrial land and the sale of one income-producing property, which, combined, resulted in a total of $185.7 million. During 2002, $11.7 million of notes receivable outstanding at December 31, 2001 from certain prior year land sales were collected. All notes receivable recorded in 2002 were collected during the year. Cash used in operating activities included the use of approximately $85.5 million for land development expenditures primarily related to land preparation and infrastructure improvements to ready land for development or sale. Additional uses of cash included payment of the Company's general and administrative expenses and interest expense.

        Net cash provided by operating activities totaled $84.1 million in 2001. Cash generated from operating activities included the sale of 232 residential lots, 92.3 acres of industrial and commercial land, the sale of an option on 1,800 acres in Broomfield, Colorado and the sales of four income producing properties, including Chiquita Canyon Landfill. These combined sales generated $176.9 million in cash and $19.7 million in notes. During the year, an $8.3 million portion of one note was subsequently sold to a bank at par. Notes totaling $10.5 million were collected in 2001 from land sales in prior years. Expenditures for land under development inventories totaled $75.4 million in 2001 and were primarily related to land preparation and infrastructure improvements to ready land for development or sale.

        Net cash provided by operating activities in 2000 totaled $221.7 million and included sales of 208 residential lots, over 108 acres of industrial and commercial land and sales of income properties which included four apartment complexes, four office buildings, a neighborhood shopping center and a mixed-use center. These sales combined provided $239.8 million in cash and $10.5 million in notes. In addition, notes totaling $49.7 million from land sales in prior years were collected and $5.1 million was received from a right-of-way purchase by the California Department of Transportation. The notes collected included $14.4 million from a 1998 land sale note on which the Company recorded a $2.1 million charge to income in 2000 to reduce the note principal and accrued interest to a negotiated $14.4 million payoff amount in return for accelerating the due date to December 2000. Expenditures for land under development inventories in 2000 totaled $76.1 million and were primarily related to land preparation and infrastructure improvements to ready land for development or sale.

Investing Activities

        Expenditures for the development of income-producing properties for the year ended December 31, 2002 totaled $19.1 million and were primarily for the Valencia Town Center food court remodel and expansion, and the construction of the Tournament Players Club® at Valencia championship golf course.

        In 2001, expenditures for development of income-producing properties totaled $13.7 million and were primarily for the construction of the Tournament Players Club® at Valencia golf course and the completion of construction of two office buildings sold in December 2000. The buildings were sold prior to completion of construction and the Company was obligated to finish construction of the buildings in 2001.

        Expenditures for development of income-producing properties in 2000 totaled $27.4 million and primarily were for the two office buildings that were completed in 2001 and the expansion of Valencia Entertainment Center.

        Purchase of property and equipment totaled $7.6 million, $8.9 million and $9.7 million in 2002, 2001 and 2000, respectively, and were primarily for water utility construction costs.

Financing Activities

        In 2002, distributions to unitholders totaling $12.8 million were made consisting of four quarterly distributions of $.10 per unit and a special distribution of $.13 per unit. Distributions in 2001 totaled $12.7 million and consisted of four quarterly distributions of $.10 per unit and a $.10 per unit special distribution. In 2000, distributions totaling $21.2 million were made which consisted of four quarterly distributions of $.10 per unit and a $.35 per unit special distribution. The Company declared a regular quarterly distribution of $.10 per unit, payable March 6, 2003 to unitholders of record on February 1, 2003. No special distribution was declared for the 2003 first quarter. The Company's usual practice is to provide sufficient distributions, including special distributions, to pay the taxes associated with Company earnings. The declaration of distributions, and the amount declared, are determined by the Board of Directors on a quarterly basis taking into account the Company's earnings, financial condition and prospects.

        At December 31, 2002, the Company had balances in mortgage and other debt of $60.0 million. The $25.5 million decrease from prior year was primarily due to the absence of any outstanding borrowings on the Company's available lines of credit and revolving mortgage facility at December 31, 2002 versus $23.7 million in outstanding borrowings at December 31, 2001. The Company's lines of credit are available to fund recurring operations, distributions and repurchases of partnership units. The reduced borrowings on the lines of credit were due to strong operating cash flow, primarily from record residential lot sales, and a reduced pace of repurchases of partnership units compared to 2001.

        At the end of 2002, a $6.8 million bank loan secured by a deed of trust on the Valencia Hilton Garden Inn was outstanding. The loan is payable in quarterly principal installments of $41,250 plus monthly interest payments until maturity on March 31, 2004. As the equity method is used to account for the Company's investment in the joint venture with Hilton Inns, Inc., the bank loan is not included in mortgage and other debt on the accompanying balance sheet.

        For the year ended December 31, 2001, the Company had a balance in mortgage and other debt of $85.5 million. This represented an $11.0 million increase from 2000 and was primarily due to a net increase in the outstanding balance on the Company's lines of credit to fund the recurring operations, distributions to unitholders and repurchases of partnership units.

        At December 31, 2000, the Company had balances in mortgage and other debt of $74.6 million. This was a $148.3 million decrease from 1999 balances and included an $85 million reduction in amounts outstanding against available lines of credit. As planned, the Company utilized available debt capacity during the year to temporarily fund the unit repurchase program until major asset and land sales were completed. Mortgages secured by three apartment complexes totaling $49.0 million were assumed by the buyer of the apartment complexes in December 2000 and a $12.0 million note payable was canceled upon divestiture of the Company's interest in the City Ranch joint-venture with Kaufman and Broad of Southern California, Inc. in September 2000.

Partnership Unit Repurchases

        In 2002, 2001 and 2000, the Company repurchased 987,035 partnership units for $29.0 million, 2,455,094 units for $66.2 million and 3,175,550 units for $86.5 million, respectively. For the three-year period ended December 31, 2002, the Company has repurchased approximately 22% of its total partnership units outstanding at the end of 1999.

New Accounting Pronouncements

        On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. This statement makes significant changes to the accounting for business combinations, goodwill, and intangible assets. The adoption of this statement did not have a material effect on the Company's results of operations or financial condition for the year ended December 31, 2002.

        On January 1, 2002, the Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement retains the requirements of SFAS No. 121 for recognizing an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and the fair value. This statement also establishes criteria for when an asset should be classified as held for sale and depreciation ceased. The adoption of this statement did not have a material effect on the Company's results of operations or financial condition for the year ended December 31, 2002.

        The Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, in April 2002. Under SFAS No. 145, any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified. Although, the provisions of SFAS No. 145 are not effective until fiscal years beginning after May 15, 2002, the Company adopted this statement in 2002. The adoption of this statement did not have a material effect on the Company's results of operations or financial condition for the year ended December 31, 2002.

        The FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, in December 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value recognition provision of recording stock option expense. SFAS No. 148 also requires disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock options on reported net income and net income per unit in annual and interim financial statements. The Company continues to account for stock-based employee compensation using the intrinsic value method allowed under APB Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, no expense will be recorded for stock options. Therefore, the adoption of this statement by the Company on January 1, 2003 will not have a material effect on the Company's results of operations or financial condition for the year ended December 31, 2003.

        The FASB issued FASB Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, in November 2002. FIN 45 changes the current practice in accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. The disclosure requirements within FIN 45 are effective for financial statements for annual or interim periods ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has completed the process of evaluating the impact that will result from adopting FIN 45 and determined that the adoption of this interpretation will not have a material effect on the Company's results of operations or financial position.

        The FASB issued FIN 46, Consolidation of Variable Interest Entities, in January 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and provides guidance on the identification of entities for which control is achieved through means other than through voting rights, referred to as "variable interests", and how to determine when and which business enterprise should consolidate the variable interest entity (VIE). This new model for consolidation applies to an entity which either (1) the equity investors, if any, do not have a controlling financial interest or (2) the equity investment at risk is sufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. The Company is currently evaluating the impact this interpretation will have on its financial statements.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

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

        We caution you not to place undue reliance on these forward-looking statements, which reflect our current beliefs and are based on information currently available to us. We expressly undertake no obligation publicly to revise or update these forward-looking statements to reflect future events or changes in circumstances.

        These forward-looking statements are subject to risks and uncertainties that could cause our actual results, performance, or achievements to differ from those expressed in or implied by these statements. See our risk factors below.

        Sales of Real Estate:    The majority of the Company's revenues is generated by its real estate operations. The ability of the Company to consummate sales of real estate is dependent on various factors including, but not limited to, availability of financing to the buyer, agreement with buyers on definitive terms, regulatory and legal issues, and successful completion of the buyer's due diligence. The fact that a real estate transaction has entered escrow does not necessarily mean that the transaction ultimately will close. Therefore, the timing of sales may differ from that anticipated by the Company and some anticipated sales may not occur. The inability to close sales as anticipated could adversely impact the recognition of revenue in any specific period.

        Economic Conditions:    Development of residential, industrial and commercial real estate can be significantly impacted by general and local economic conditions, which are beyond the control of the Company. The Company's real estate operations are concentrated in north Los Angeles County. The southern California economy is profoundly affected by the entertainment, technology and defense industries and certain other business segments. Consequently, all sectors of the Company's real estate operations tend to be cyclical. The regional, state and national economies have slowed into recession. There can be no assurances that the recession will not worsen or the economy will recover in the near future.

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

        Interest Rates and Financing:    Fluctuations in interest rates and the availability of financing have an important impact on the Company's performance. Sales of the Company's properties could be adversely impacted by the inability of buyers to obtain adequate financing at rates acceptable to them. Further, the Company's real estate development activities are dependent on the availability of adequate sources of capital. Certain of the Company's credit facilities bear interest at variable rates and would be negatively impacted by increasing interest rates.

        Competition:    The sale and leasing of residential, industrial and commercial real estate is highly competitive, with competition coming from numerous and varied sources. The degree of competition is affected by such factors as the supply of real estate available comparable to that sold and leased by the Company and the level of demand for such real estate. Currently, the residential market in the Santa Clarita Valley, including Valencia, remains strong and has been capturing an increasing portion of Los Angeles County's new home sales. However, there is no assurance that this trend will continue. The industrial market in Valencia is experiencing limited demand and vacancy rates remain high since the national and regional economy has slowed. In addition, local competition has intensified as local business parks have opened or are in the planning stages.

        Geographic Concentration:    The Company's real estate development activities are focused on the 18,100 acres that it owns in north Los Angeles County. The Company's entire commercial income portfolio is located in the Valencia area. Therefore, any economic or other factors affecting that concentrated area, such as changes in the housing market, economic conditions and environmental factors, which cannot be predicted with certainty, could affect future results.

        Exposure to Natural Occurrences and Acts of Terror:    The Company's assets and real estate operations may be adversely affected by natural occurrences such as earthquakes and weather conditions, and acts of terrorism or armed conflict that may cause damage to assets, delay progress and increase the costs of infrastructure construction and land development, and affect the pace of sales.

        Government Regulation and Entitlement Risks:    In developing its projects, the Company must obtain the approval of numerous governmental authorities regulating such matters as permitted land uses, density and traffic, and the provision of utility services such as electricity, water and waste disposal. In addition, the Company is subject to a variety of federal, state and local laws and regulations concerning protection of health and the environment. This government regulation affects the types of projects which can be pursued by the Company and increases the cost of development and ownership. The Company devotes substantial financial and managerial resources to comply with these requirements. To varying degrees, certain permits and approvals will be required to complete the developments currently being undertaken or planned by the Company. Furthermore, the timing, cost and scope of planned projects may be subject to legal challenges. (See following "Litigation" discussion.) In addition, the continued effectiveness of permits already granted may be subject to factors such as changes in policies, rules and regulations and their interpretation and application. The ability to obtain necessary approvals and permits for its projects may be beyond the Company's control and could restrict, delay or prevent development of new projects. The Company's results of operations in any period will be affected by the amount of entitled properties the Company has in inventory.

        Litigation:    The land use approval processes the Company must follow to develop its projects have become increasingly complex and subject to uncertainty. The statutes, regulations and ordinances governing the approval processes provide third parties the opportunity to challenge the proposed plans and approvals. As a result, the prospect of, and actual, third-party challenges to planned real estate developments have provided additional uncertainties in real estate development planning and entitlement activities. Third-party challenges in the form of litigation will, by their nature, adversely affect the length of time required to obtain the necessary approvals. In addition, adverse decisions arising from any litigation increase the costs and may adversely affect the design, scope, plans and profitability of a project.

        Environmental Remediation and Endangered Species:    The Company owns or formerly owned properties with respect to which the Company may be required to remediate environmental effects of prior releases of contamination. Future environmental costs are difficult to estimate due to factors such as, but not limited to, the unknown magnitude of possible contamination, the unknown timing and extent of remediative actions that may be required, the determination of the Company's potential liability, and the extent to which such costs are recoverable from third parties or from applicable insurance coverages. In addition, the length of time to perform any required remediation or the successful pursuit of responsible third parties is difficult to predict. The ability to, or length of time required to, remediate any property could increase the costs of, and restrict, prevent or delay the development of a new project. Additionally, the presence of endangered species on the Company's property could delay and increase the cost of development, and, in limited circumstances, could prevent the development of some properties.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt. At December 31, 2002, the Company had no variable rate debt outstanding and $60.0 million of outstanding fixed rate debt with interest rates ranging from 5.76% to 8.45%.

        The table below presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt at December 31, 2002 by expected maturity dates:

Dollars in thousands	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Mortgage and Other Debt
Fixed Rate Debt	$10,055	$499	$557	$22,314	$75	$26,537	$60,037	$64,045	(2)
Weighted Average Interest Rate	8.40%	7.41%	7.35%	7.44%	5.76%	6.69%	7.26%
Variable Rate Debt(1)							$—	$—
Weighted Average Interest Rate

(1)
The Company has a $50 million revolving mortgage facility which bears interest at LIBOR plus 1.40% against which no borrowings were outstanding at December 31, 2002. The Company also has unsecured lines of credit consisting of a $130 million line on which the interest rate is LIBOR plus 1.25% to 1.45% and a $2 million line on which the rate is LIBOR plus 1.25%, against which no borrowings were outstanding, respectively at December 31, 2002.
(2)
The fair values of the Company's fixed rate debt either approximate carrying value or are estimated using discounted cash flow analyses based on the Company's current incremental borrowing arrangments ranging from 5.05% to 6.05%.

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

        There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. The Company manages its interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt in order to maintain variable rate exposure at an acceptable level and by taking advantage of favorable market conditions for long-term debt. In addition, the Company's guideline for total debt is not to exceed 60% of the appraised value of the income portfolio. As of December 31, 2002, the Company's debt to income portfolio value ratio was 22%.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Auditors

        The Board of Directors of Newhall Management Corporation and Partners of The Newhall Land and Farming Company:

        We have audited the accompanying consolidated balance sheets of The Newhall Land and Farming Company and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in partners' capital, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. The financial statements of the Company for the year ended December 31, 2000 was audited by other auditors whose report, dated January 16, 2001, expressed an unqualified opinion on those statements.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Newhall and Farming Company and subsidiaries at December 31, 2002 and 2001, and the results of its operations and its cash flows the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

Los Angeles, California January 21, 2003	/S/ DELOITTE & TOUCHE LLP

*********************************************************************

Report of Independent Auditors

        The Board of Directors of Newhall Management Corporation and Partners of The Newhall Land and Farming Company:

        We have audited the accompanying consolidated statements of income, changes in partners' capital, and cash flows of The Newhall Land and Farming Company and subsidiaries for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of The Newhall Land and Farming Company and subsidiaries for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Los Angeles, California January 16, 2001	/S/ KPMG LLP

Consolidated Statements of Income

	Years ended December 31,
In thousands, except per unit
	2002	2001	2000
Revenues
Real estate
Residential land sales	$126,643	$15,701	$27,210
Industrial and commercial sales	51,822	162,839	295,119
Commercial operations
Income-producing properties	39,550	42,258	58,219
Valencia Water Company	14,360	13,601	13,132
Agriculture Operations	7,415	7,216	7,288

Total Revenues	239,790	241,615	400,968

Costs and Operating Expenses
Real estate
Residential land sales	84,633	15,902	23,361
Industrial and commercial sales	31,872	58,807	196,508
Community development	20,114	12,527	11,501
Commercial operations
Income-producing properties	28,510	27,151	35,629
Valencia Water Company	11,293	10,268	9,715
Agriculture Operations	6,920	7,653	6,281
General and administrative expense	12,793	12,470	14,642

Total Costs and Operating Expenses	196,135	144,778	297,637

Operating Income	43,655	96,837	103,331
Interest and other expense, net	(3,080)	(5,780)	(17,935)

Net Income	$40,575	$91,057	$85,396

Net Income Per Unit	$1.69	$3.60	$3.09
Net Income Per Unit—Assuming Dilution	$1.66	$3.56	$3.05

See notes to consolidated financial statements

Consolidated Balance Sheets

	December 31,
In thousands
	2002	2001
Assets
Cash and cash equivalents	$25,403	$3,050
Accounts and notes receivable	6,131	17,310
Land under development	56,097	77,885
Land held for future development	19,154	22,029
Income-producing properties held for sale, net	—	2,322
Income-producing properties, net	159,971	148,610
Property and equipment, net	76,449	72,763
Investment in joint venture	1,199	743
Other assets and deferred charges	15,221	13,607

	$359,625	$358,319

Liabilities and Partners' Capital
Accounts payable	$35,948	$21,544
Accrued expenses	43,119	45,386
Deferred revenues	22,696	13,681
Mortgage and other debt	60,037	85,511
Advances and contributions from developers for utility construction	38,490	34,200
Other liabilities	23,639	22,786

Total liabilities	223,929	223,108
Commitments and contingencies (Note 9)
Partners' capital
23,518 units outstanding, excluding 13,254 units in treasury (cost $330,358) at December 31, 2002 and 24,374 units outstanding, excluding 12,398 units in treasury (cost—$304,335) at December 31, 2001	136,974	135,211
Accumulated other comprehensive income	(1,278)	—

	135,696	135,211

	$359,625	$358,319

See notes to consolidated financial statements

Consolidated Statements of Cash Flows

	Years ended December 31,
In thousands
	2002	2001	2000
Cash Flows from Operating Activities:
Net income	$40,575	$91,057	$85,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,382	11,597	13,800
Decrease (increase) in land under development	24,336	(23,897)	(8,436)
Decrease (increase) in accounts and notes receivable	11,179	(156)	42,766
Increase (decrease) in accounts payable, accrued expenses and deferred revenues	21,101	(10,622)	(4,863)
Cost of property sold	3,016	15,435	82,608
Loss on sale of office buildings	—	—	4,888
Loss on divestiture of joint venture	—	—	4,445
Write-down of note receivable	—	—	2,149
Other adjustments, net	(787)	642	(1,012)

Net cash provided by operating activities	110,802	84,056	221,741

Cash Flows from Investing Activities:
Development of income-producing properties	(19,127)	(13,678)	(27,441)
Purchase of property and equipment	(7,643)	(8,895)	(9,669)
Investment in joint ventures	(456)	(152)	(84)

Net cash used in investing activities	(27,226)	(22,725)	(37,194)

Cash Flows from Financing Activities:
Distributions paid	(12,789)	(12,733)	(21,213)
Borrowings on mortgage and other debt	42,402	27,000	82,600
Repayment of mortgage and other debt	(67,876)	(16,046)	(169,845)
Increase in advances and contributions from developers for utility construction	4,290	2,034	6,476
Purchase of partnership units	(28,942)	(66,135)	(82,306)
Other, net	1,692	3,882	1,834

Net cash used in financing activities	(61,223)	(61,998)	(182,454)

Net Increase (Decrease) in Cash and Cash Equivalents	22,353	(667)	2,093
Cash and Cash Equivalents, Beginning of Year	3,050	3,717	1,624

Cash and Cash Equivalents, End of Year	$25,403	$3,050	$3,717

Supplemental Disclosure of Cash Flow Information:
Interest paid (net of amount capitalized)	$3,940	$5,694	$20,504

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Payable for unit repurchases	$(51)	$(64)	$(4,232)
Divesture of joint venture	—	—	16,469
Note payable in connection with investment in joint venture	—	—	(12,024)
Assumption of debt on sale of real estate	—	—	(48,999)

See notes to consolidated financial statements

Consolidated Statements of Changes in Partners' Capital

In thousands	Number of Units	Partners' Capital
Balance at December 31, 1999	29,668	$139,725
Net income	—	85,396
Distributions	—	(21,213)
Purchase of partnership units	(3,176)	(86,538)
Unit ownership plans and other, net	98	1,834

Balance at December 31, 2000	26,590	119,204

Net income	—	91,057
Distributions	—	(12,733)
Purchase of partnership units	(2,455)	(66,199)
Unit ownership plans and other, net	239	3,882

Balance at December 31, 2001	24,374	135,211

Net income	—	40,575
Accumulated other comprehensive income
Minimum pension liability adjustment	—	(1,278)

Comprehensive income	—	39,297
Distributions	—	(12,789)
Purchase of partnership units	(987)	(28,993)
Unit ownership plans and other, net	131	2,970

Balance at December 31, 2002	23,518	$135,696

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

December 31, 2002

Note 1.    Organization

        The Newhall Land and Farming Company, a California Limited Partnership ("the Company" or "the Partnership"), is organized as a publicly traded limited partnership. The general partners of the Company are Newhall Management Limited Partnership, the Managing General Partner, and Newhall General Partnership. Two executive officers and the Managing General Partner are the general partners of Newhall General Partnership.

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

        Residential:    Land sales are recorded at the time escrow is closed provided that: (1) there has been a minimum down payment which depends upon the type and timeframe for development of property sold, (2) the buyer has met adequate continuing investment criteria and (3) the Company, as the seller, has no material continuing involvement in the property. Where the Company has an obligation to complete certain future development, revenue is deferred in the ratio of the cost of development to be completed to the total cost of the property being sold under percentage of completion accounting. Land under development includes land, direct and allocated construction costs for land and infrastructure development plus project amenities. As land is sold, estimated total costs at completion for the specific project are charged ratably to cost of sales.

        Industrial and Commercial:    Industrial and commercial land sales and respective land under development inventories are accounted for under the same criteria as described in the Residential section.

        The industrial and commercial division is also responsible for the development of the Company's income-producing properties. Upon completion of construction, the property is reported with Income-Producing Properties.

        Community Development:    Project litigation costs are charged to expense when incurred. Record map costs are capitalized to the identified project.

        Income-Producing Properties:    The Company owns and leases shopping centers, hotels, commercial buildings and land to tenants. Rents are typically based on the greater of a percentage of the lessee's gross revenues or a minimum rent. Most lease agreements require that the lessee pay all taxes, maintenance, insurance and certain other operating expenses applicable to leased properties.

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

        Agriculture:    Revenue is recognized as crops are delivered to farm cooperatives and other purchasers. At the time of delivery, the Company estimates the proceeds to be received from the cooperatives and records these amounts as unbilled receivables. Costs incurred during the development stage of orchard and vineyard crops (ranging from 3 to 10 years) are capitalized and amortized over the productive life of the trees or vines. Farming inventories include crops in process and harvested crops and are valued at the lower of cost or market, determined on the first-in, first-out method.

        Central Administration:    Central Administration includes the Company's corporate functions including executive offices, treasury, tax, employee relations, accounting, finance, information systems, headquarters facilities, secretary/legal, investor relations, market research, internal audit and, in prior years, land acquisition. Except for certain costs relating to the headquarters facilities and specific services billed to Valencia Water Company, expenses for these functions are expensed as general and administrative expenses and are not allocated to the Company's operating business segments.

        Basis of Consolidation:    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated.

        Reclassifications:    Certain reclassifications have been made to prior years' amounts to conform to the current year presentation.

        Joint Ventures:    The equity method is used to account for an investment a joint venture with Hilton Inns, Inc., which is not controlled by the Company. A joint venture with Kaufman and Broad of Southern California, Inc. was divested in 2000 and a $5.2 million loss was recorded within Residential Land Sales in connection with the divestiture and expenses incurred prior to the divestiture.

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

        Impairment of Assets:    Long-lived assets and assets held for sale are reviewed for impairment whenever events or changes in circumstances indicate that an impairment may have occurred. No impairment loss was recorded in 2002 or 2001. In 2000, an impairment loss of $4.9 million was recorded within Industrial and Commercial Sales on four office buildings held for sale, which subsequently were sold.

        There is no depreciation expense recorded on assets held for sale. Income-Producing Properties Held for Sale avoided depreciation expense of $71,000 for 2002, $378,000 for 2001 and $2.5 million for 2000. For 2002, 2001 and 2000, revenues from such properties, after the properties were classified as held for sale, totaled $0, $586,000 and $6.8 million, respectively.

        Stock-based employee compensation:    Stock-based employee compensation is accounted for using the intrinsic value method allowed under APB Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation expense is reflected in net income, as options granted under the Company's plans have an exercise price equal to the market value of the Company's partnership units on the date of grant.

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

        Income Taxes:    The partnership is not a taxable entity; accordingly, no provision for income taxes has been made in the consolidated financial statements. Partners are taxed on their allocable share of the Partnership's earnings, which is reportable on their income tax returns.

        The Revenue Act of 1987 contained provisions which, in some cases, taxes publicly traded partnerships as corporations. Beginning in 1998, 90% of the Partnership's gross income, as defined, must be derived from rent, sales of real estate, interest, and income from other "natural resources" as provided in Internal Revenue Section 7704. The Partnership's 2002, 2001 and 2000 gross income qualifies under this provision and the Company expects to continue to be taxed as a partnership for the foreseeable future.

        Amounts per Partnership Unit:    The following is a reconciliation of the numerators and denominators of the basic and diluted income net per unit computations:

(in 000's except per unit)	Income (numerator)	Units (denominator)	Per Unit
For the year ended December 31, 2002
Net income per unit—basic
Net income available to unitholders	$40,575	24,052	$1.69
Effect of dilutive securities
Unit options	—	341	(.03)

Net income per unit—diluted	$40,575	24,393	$1.66

For the year ended December 31, 2001
Net income per unit—basic
Net income available to unitholders	$91,057	25,284	$3.60
Effect of dilutive securities
Unit options	—	296	(.04)

Net income per unit—diluted	$91,057	25,580	$3.56

For the year ended December 31, 2000
Net income per unit—basic
Net income available to unitholders	$85,396	27,658	$3.09
Effect of dilutive securities
Unit options	—	311	(.04)

Net income per unit—diluted	$85,396	27,969	$3.05

        New Accounting Pronouncements:    On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. This statement makes significant changes to the accounting for business combinations, goodwill, and intangible assets. The adoption of this statement did not have a material effect on the Company's results of operations or financial condition for the year ended December 31, 2002.

        On January 1, 2002, the Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement retains the requirements of SFAS No. 121 for recognizing an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and the fair value. This statement also establishes criteria for when an asset should be classified as held for sale and depreciation ceased. The adoption of this statement did not have a material effect on the Company's results of operations or financial condition for the year ended December 31, 2002.

        The Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, in April 2002. Under SFAS No. 145, any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified. Although, the provisions of SFAS No. 145 are not effective until fiscal years beginning after May 15, 2002, the Company adopted this statement in 2002. The adoption of this statement did not have a material effect on the Company's results of operations or financial condition for the year ended December 31, 2002.

        The FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, in December 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value recognition provision of recording stock option expense. SFAS No. 148 also requires disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock options on reported net income and net income per unit in annual and interim financial statements. The Company continues to account for stock-based employee compensation using the intrinsic value method allowed under APB Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, no expense will be recorded for stock options. Therefore, the adoption of this statement by the Company on January 1, 2003 will not have a material effect on the Company's results of operations or financial condition for the year ended December 31, 2003.

        The FASB issued FASB Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, in November 2002. FIN 45 changes the current practice in accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. The disclosure requirements within FIN 45 are effective for financial statements for annual or interim periods ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has completed the process of evaluating the impact that will result from adopting FIN 45 and determined that the adoption of this interpretation will not have a material effect on the Company's results of operations or financial position.

        The FASB issued FIN 46, Consolidation of Variable Interest Entities, in January 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and provides guidance on the identification of entities for which control is achieved through means other than through voting rights, referred to as "variable interests", and how to determine when and which business enterprise should consolidate the variable interest entity (VIE). This new model for consolidation applies to an entity which either (1) the equity investors, if any, do not have a controlling financial interest or (2) the equity investment at risk is sufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. The Company is currently evaluating the impact this interpretation will have on its financial statements.

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

        At December 31, 2002, the net tax basis of the Company's assets and liabilities exceeded the Company's consolidated financial statement basis of its assets and liabilities by $253,406,000. This excess amount does not reflect the step-up in asset basis allocated to individual partners upon purchase of units subsequent to the formation of the Partnership.

        The Partnership's tax returns for the past four years are subject to examination by federal and state taxing authorities. Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the tax basis amounts may be subject to change at a later date upon final determination by the taxing authorities.

Note 4.    Disclosures About Fair Value of Financial Instruments

	December 31,
	2002		2001
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes receivable from land sales	$—	$—	$11,711	$11,711
Mortgage and other debt	60,037	64,045	85,511	89,785
Advances from developers for utility construction	9,903	2,835	10,265	2,851

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

        Mortgage and Other Debt:    The fair values of the Company's fixed rate debt either approximate carrying value or are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements ranging from 5.05% to 6.05%.

        Advances from Developers for Utility Construction:    Generally, advances are refundable to the developer without interest at the rate of 2.5% per year over 40 years. The fair value is estimated as the discounted value (12%) of the future cash flows to be paid on the advances.

Note 5.    Composition of Certain Financial Statement Captions

	December 31,
In thousands
	2002	2001
Accounts and notes receivable
Trade receivables, less allowance for doubtful accounts of $1,687 and $1,588, respectively	$1,453	$1,934
Notes receivable from land sales	—	11,711
Unbilled accounts receivable
Agriculture	672	549
Other	1,520	1,289
Other	2,486	1,827

	$6,131	$17,310

Land under development
Residential development	$36,375	$44,911
Industrial and commercial land development	19,722	32,687
Agriculture	—	287

	$56,097	$77,885

Income-producing properties held for sale
Office	$—	$2,720
Accumulated depreciation	—	(398)

	$—	$2,322

Income-producing properties
Land	$36,600	$36,600
Buildings	134,002	132,432
Other	9,655	8,754

	180,257	177,786
Accumulated depreciation	(44,027)	(36,790)

	136,230	140,996
Properties under development	23,741	7,614

	$159,971	$148,610

	December 31,
In thousands
	2002	2001
Property and equipment
Land	$3,760	$3,760
Buildings	6,034	6,022
Equipment	8,957	9,770
Water supply systems, orchards and other	91,465	87,462
Construction in progress	7,188	5,115

	117,404	112,129
Accumulated depreciation	(40,955)	(39,366)

	$76,449	$72,763

Other assets and deferred charges
Prepaid expenses	$2,164	$1,649
Unamortized loan fees	1,054	657
Deferred charges and assets of Valencia Water Company	4,937	4,499
Other	7,066	6,802

	$15,221	$13,607

Accrued expenses
Deferred compensation	$9,957	$8,800
Operating and other accruals	9,073	15,161
Project accruals	9,215	6,328
Lease obligation, net	10,514	10,798
Other	4,360	4,299

	$43,119	$45,386

Other liabilities
Warranty and other reserves	$4,232	$4,068
Deferred taxes of Valencia Water Company	6,890	6,698
Non-qualified benefit plans	11,010	10,514
Other	1,507	1,506

	$23,639	$22,786

Note 6.    Commercial Leases

        As of December 31, 2002, minimum lease payments to be received under non-cancelable operating leases and a lease obligation to be paid in conjunction with the sale of four office buildings are as follows:

In thousands	Lease Receipts		Lease Obligation
2003	$15,707		$1,758
2004	15,261		1,811
2005	13,071		1,865
2006	12,414		1,921
2007	11,700		1,979
Thereafter	61,559		11,999

	$129,712	*	$21,333

*
The amount does not include contingent rentals which may be received under certain leases based on lessee sales. For the year ended December 31, 2000, contingent rentals also include receipts received from apartment rentals until the Company sold its four apartment complexes in December 2000. Contingent rentals received for the years ended December 31, 2002, 2001, and 2000 were (in thousands) $1,122, $2,666 and $15,778, respectively.

Note 7.    Mortgage and Other Debt

		December 31,
In thousands	Interest Rates
		2002	2001
Unsecured lines of credit	Variable	$—	$23,700
Prudential (shopping center loans)	7.44%	23,735	24,157
Prudential (ranch mortgage)	8.45%	9,600	9,840
Pacific Life (Valencia Water Company)	8.00%	11,000	11,000
Community facilities bonds (Valencia Town Center)	5.76%*	15,702	14,198
Vidler Water Company (water rights)	7.25%	—	2,616

		$60,037	$85,511

*
Weighted-average rate

        In November 2000, the Company replaced its existing bank lines, totaling $159 million, with a $130 million three-year, unsecured line of credit from Wells Fargo and Bank of America. Subsequent to December 31, 2002, the Company extended the maturity date of the credit line to November 2005. The interest rate is LIBOR plus 1.25% - 1.45% and the commitment fee is up to .25% per annum of the unused portion. In addition, the Company has a $2 million unsecured line of credit with Union Bank (formerly Valencia Bank & Trust) on which the rate is LIBOR plus 1.25%. Letters of credit outstanding against available lines of credit totaled $23.9 million and $13.7 million, respectively, at December 31, 2002 and 2001.

        In September 1999, the Company completed two financings totaling $25 million with Prudential Insurance Company of America. Each loan is secured by a retail shopping center and is due in seven years. Principal and interest are paid monthly based on a 25-year amortization.

        The Prudential ranch mortgage is a non-recourse mortgage financing secured by the 14,000-acre New Columbia Ranch property. The terms of the note call for interest payments on each May 1 and November 1 and annual principal payments of $240,000 until maturity on November 1, 2003. The Company does not intend to refinance the mortgage upon maturity.

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

        In November 2000, a $50 million revolving mortgage facility secured by Valencia Town Center replaced a $40 million facility. In October 2001, the facility was renewed for 3 years plus a 2 year extension and bears interest at LIBOR plus 1.40% during the initial term and LIBOR plus 1.45% during the extension term. No amounts were outstanding on the facility at December 31, 2002 or 2001.

        In October 1992, tax-exempt community facilities bonds were issued to finance a portion of the costs of certain public infrastructure improvements located within or in the vicinity of Valencia Town Center, the Company's regional shopping mall. In October 2002, the bonds were refinanced and will be repaid over 30 years from special taxes levied on the mall property.

        In March 2001, Vidler Water Company, Inc. ("Vidler") assigned to the Company a portion of the water rights Vidler is party to in the Semitropic Water Storage District. The Company acquired these water rights for the development of Newhall Ranch. In May 2001, the Company executed a $2.6 million promissory note for the water rights, which was paid upon maturity on May 21, 2002.

        Annual maturities of mortgage and other debt are approximately (in thousands) $10,055 in 2003, $499 in 2004, $557 in 2005, $22,314 in 2006, $75 in 2007 and $26,537 thereafter.

        Interest Expense, Capitalized Interest and Interest Income:    During 2002, 2001 and 2000, total interest expense incurred amounted to (in thousands) $4,278, $5,714, $20,622, net of $1,613, $1,481 and $329, which was capitalized, respectively. Interest income from investments and notes receivable totaled (in thousands) $1,495 in 2002, $478 in 2001 and $3,000 in 2000.

Note 8.    Employee Benefit Plans

        Incentive Compensation Plan:    Under the terms of the Company's Executive Incentive Plan, the Board of Directors may authorize incentive compensation awards to key management personnel of up to 7% of net income. The Board of Directors authorized awards of $2,883,000 (7.0%), $4,020,000 (4.4%) and $4,728,000 (5.5%) for the years ended December 31, 2002, 2001 and 2000, respectively.

        Unit Compensation Plans:    The Company has two unit-based compensation plans, which are described below. The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation expense is only recognized for market price fluctuations in connection with option appreciation rights under the unit option plan as all options granted under the plan had an exercise price equal to the market value of the Company's partnership units on the date of grant. The following table illustrates the effect on net income and net income per unit if the Company had applied the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation to stock-based employee compensation.

	Years ended December 31,
In thousands, except per unit
	2002	2001	2000
Net Income, as reported	$40,575	$91,057	$85,396
Total stock-based employee compensation expense	(3,141)	(2,735)	(4,346)

Pro forma net income	$37,434	$88,322	$81,050

Net income per unit
Basic—as reported	$1.69	$3.60	$3.09
Basic—pro forma	1.56	3.49	2.93
Diluted—as reported	$1.66	$3.56	$3.05
Diluted—pro forma	1.53	3.45	2.90

        Unit Option Plan:    In January 1995, the Board of Directors approved the 1995 Option/Award Plan, which superseded the Option, Appreciation Rights and Restricted Units Plan. Under the terms of the Plan, an additional 600,000 units could be granted as options, restricted units, unit rights or appreciation rights to key employees. In November 1997, the Plan was amended to increase the number of units which may be granted by 3,050,000 units. In September 2002, the Board of Directors approved the 2002 Equity Compensation Plan, which supercedes the 1995 Plan. Under the terms of the 2002 Plan, the aggregate number of depositary units that may be issued will not exceed 1,720,000.

        Generally, non-qualified options and appreciation rights are exercisable 25% after the end of each of the first four years and terminate in ten years. The following non-qualified, market price options, all without appreciation rights, were granted: 2002 - 498,400; 2001 - 327,198; 2000 - 316,707. An expense of $393,000 was recorded in 2001 and a recovery of $400,000 was recorded in 2000 for market price fluctuations in connection with option appreciation rights granted prior to 1992. Restricted unit rights granted prior to July 2000 as part of the Company's Management Unit Ownership Program vest 20% at the end of each of the first five years. Unit rights granted subsequent to July 2000 vest at 33% at the end of each of the first three years. The following restricted unit rights were granted as part of the program: 2002 - 5,595; 2001 - 10,830; 2000 - 6,205.

        In November 1997, the Board of Directors granted premium price options for key executives tied to the performance of the Company's partnership units. Options totaling 2.45 million units were granted to key executives. The number of options granted was larger than the Company's typical market-price option program due to the increased risks associated with the premium price and forfeiture provisions and was in lieu of market price options for the executives over the three-year period ended November 2000. Under the terms of the program, participants were granted options in two tranches, each of which had a five-year option life and becomes exercisable in three years but is subject to forfeiture if certain performance criteria are not met. The second tranche was canceled in November 2000 because price objectives were not met. In 2002, 200,313 units of the 1997 grant were exercised. The remaining balance of 690,887 units was canceled because price objectives were not met. In November 2000, a total of 490,000 premium price options were granted to key executives. All of these options were outstanding at December 31, 2002.

        In October 2001, the Board of Directors approved a grant of 64,000 restricted units to key executives. The restrictions lapse on 50% of the units in October 2004 and on the remainder in October 2005. An expense of $516,000 and $86,000 was recorded in 2002 and 2001, respectively, based upon the vesting provisions and market price at the date of grant.

        The per unit weighted-average fair value of non-qualified, market price options granted in 2002, 2001 and 2000 was $9.86, $8.72 and $9.35, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 2002—distribution yield of 2.35% expected volatility of 25.9%, risk-free interest rate of 4.65% and an expected life of 10 years; 2001—distribution yield of 2.62%, expected volatility of 26.7%, risk-free interest rate of 4.77% and expected life of 10 years; 2000—distribution yield of 2.85%, expected volatility of 29.5%, risk-free interest rate of 6.06% and expected life of 10 years.

        The per unit weighted-average fair value of premium price options granted in 2000 was $3.82 using the Black-Scholes option pricing model with the following weighted- average assumptions: yield of 2.4%, expected volatility of 23.3%, risk-free interest rate of 6.1% and expected life of five years.

        At December 31, 2002, 1,720,000 units were available for future grants. A summary of the status of the Company's Option/Award Plan is presented below:

	Units	Weighted Average Exercise Price
Outstanding at December 31, 1999	3,466,643	$27.34
Granted	812,912	27.58
Exercised	(80,414)	16.99
Canceled	(1,225,853)	30.22

Outstanding at December 31, 2000	2,973,288	25.42
Granted	402,028	29.07
Exercised	(181,248)	18.45
Canceled	(30,115)	26.21

Outstanding at December 31, 2001	3,163,953	26.11
Granted	504,636	31.39
Exercised	(337,952)	25.72
Canceled	(725,703)	31.11

Outstanding at December 31, 2002	2,604,937	$25.71

        At December 31, 2002 and 2001, the number of options exercisable was 1,526,636 and 2,231,101, respectively, and the weighted-average exercise price of those options was $23.54 and $25.71, respectively.

        The following summarizes information about outstanding options at December 31, 2002:

Range of Exercise Prices	Number Outstanding*	Weighted-Average Exercise Price	Weighted-Average Remaining Life
$13.00-$16.75	416,350	$14.95	2.2
$19.75-$27.95	643,533	24.64	6.3
$28.00-$31.40	1,459,920	29.62	6.6

*
Excludes 21,134 restricted units granted as part of the Company's Management Unit Ownership Program and 64,000 restricted units granted to key executives

        The following summarizes information about exercisable options at December 31, 2002:

Range of Exercise Prices	Number Exercisable	Weighted-Average Exercise Price
$13.00-$16.75	416,350	$14.95
$19.75-$27.95	458,283	24.04
$28.00-$31.40	652,003	28.66

        Employee Unit Purchase Plan:    Under the terms of the Employee Unit Purchase Plan, employees may have up to 15% of their base salary withheld to purchase the Company's partnership units. The purchase price is a specified percentage (no less than 85% and no more than 100%, as determined by the Plan Administrator for each purchase period) of the lower of the market price on the first day of the purchase period or the last day of the purchase period. At December 31, 2002, a total of 198,631 units was available for future issuance under the plan.

        Under the plan, the Company sold 4,062, 7,340 and 8,922 units to employees in 2002, 2001 and 2000, respectively. The weighted-average fair value of the purchase discount was $2.01 for 2002, $1.78 for 2001 and $1.63 for 2000, using the Black-Scholes model with the following assumptions: expected life of seven months due to salary withholdings throughout the year; distribution yield of 2.39% and expected volatility of 23.99% for 2002, distribution yield of 2.33% and expected volatility of 24.10% for 2001, distribution yield of 2.3% and expected volatility of 24.1% for 2000 and risk-free interest rate of 4.81% for 2002, 6.00% for 2001 and 4.39% for 2000. Prior to the plan fiscal year ended January 31, 2002, the purchase price was equal to 85% of the lower of the market price on either the first or last day of the purchase period. Effective for the plan year ended January 31, 2002, the purchase price is the lower of the market price on either the first or last day of the purchase period. In addition, unit rights are granted on the purchase date, which provide the employee the right after one year to receive partnership units equivalent to 15% of the total purchase price of units provided the employee has not sold the units purchased in the plan year prior to the vesting period of the unit rights. For the plan year ended January 31, 2002, 644 unit rights were granted.

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

        The cost of the Company's Supplemental Executive Retirement Plan and a Retirement Plan for Directors who were retired prior to the termination of the plan in 1997 was $102,000 in 2002, $102,000 in 2001 and $109,000 in 2000.

        The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated financial statements for the Retirement and the Pension Restoration Plans:

	December 31,
In thousands
	2002	2001
Change in Benefit Obligation
Projected benefit obligation, beginning of year	$25,332	$28,826
Service cost	838	714
Interest cost	1,804	1,946
Benefits paid	(1,773)	(5,511)
Actuarial loss (gain)	6,498	(643)

Projected benefit obligation, end of year	$32,699	$25,332

	December 31,
In thousands
	2002	2001
Change in Plan Assets
Plan assets, beginning of year	$17,017	$20,901
Actual loss on plan assets	(414)	(1,944)
Employer contribution	860	3,571
Benefits paid	(1,773)	(5,511)

Plan assets, end of year	$15,690	$17,017

Funded status	$(17,009)	$(8,315)
Unrecognized transition obligation	—	—
Unrecognized prior service cost	502	594
Unrecognized loss	11,652	3,416

Net amount recognized—accrued benefit cost	$(4,855)	$(4,305)

Accrued benefit liability	$(6,639)	$(4,305)
Intangible asset	506	—
Accumulated comprehensive income	1,278	—

	$(4,855)	$(4,305)

	December 31,
In thousands
	2002	2001	2000
Components of Net Periodic Benefit Cost
Service cost	$838	$714	$677
Interest cost	1,804	1,946	1,715
Expected return on plan assets	(1,491)	(1,844)	(1,671)
Amortization of unrecognized transition obligation	—	—	(34)
Amortization of unrecognized prior service cost	92	92	92
Amortization of unrecognized loss	167	141	60

Pension expense	$1,410	$1,049	$839

        The projected benefit obligation, accumulated benefit obligation (ABO) and fair value of assets for the plan with assets less than ABO were $32,698,637, $22,309,945 and $15,689,668, respectively at December 31, 2002 and $25,332,175, $17,507,391 and $17,017,374 at December 31, 2001.

	December 31,
	2002	2001
The assumptions used in the accounting were:
Discount rate	6.75%	7.25%
Rate of increase in compensation levels	5.00%	5.00%
Expected long-term return of assets	9.00%	9.00%

        Employee Savings Plan:    The Company has an Employee Savings Plan, which is available to all eligible employees. Certain employee contributions may be supplemented by the Company. Company contributions approximated $489,000 in 2002, $496,000 in 2001 and $451,000 in 2000.

        Other Benefits:    The Company does not provide postretirement or postemployment benefits other than those plans described above and, as such, there is no obligation to be recognized under SFAS Nos. 106 and 112.

Note 9.    Commitments and Contingencies

        The Company is involved in litigation and various claims, including those arising from its ordinary conduct of business. Management is of the opinion that the ultimate liability from this litigation will not materially affect the Company's consolidated financial statements. The Company believes it has adequate insurance to protect itself against any future material property and casualty losses in excess of established reserves.

        In the ordinary course of business, and as part of the entitlement and development process, the Company is required to provide performance bonds to the County of Los Angeles and the City of Santa Clarita to assure completion of certain public facilities. At December 31, 2002, the Company had approximately $167 million in performance bonds outstanding.

        As a significant landowner, developer and holder of commercial properties, there exists the possibility that environmental contamination conditions may exist that would require the Company to take corrective action. The Company believes such costs will not materially affect the Company's consolidated financial statements.

Note 10.    Business Segment Reporting

        The Company's reportable business segments and respective accounting policies of the segments are the same as those described in Note 2—Business Segments and Summary of Significant Accounting

Policies. Management evaluates segment performance based primarily on revenues and contribution to income before allocation of incentive compensation.

        Interest income and expense are evaluated and reported on a consolidated net basis and are not allocated to the Company's business segments.

        The following table provides financial information regarding management's measures of the Company's business segments and other significant items and also provides a reconciliation to the Company's consolidated totals:

	Year Ended December 31, 2002
In thousands	Revenues	Contribution to Income	Depreciation & Amortization	Assets	Capital Expenditures
Real Estate
Residential	$126,643	$42,485	$114	$22,546	$8,157
Industrial and commercial	51,822	20,785	2	38,578	—
Community development	—	(19,144)	75	37,536	34
Income-producing properties	39,550	11,190	7,467	146,392	10,965
Valencia Water Company	14,360	3,287 (a)	2,795	77,542	7,155
Agriculture	7,415	600	413	5,593	241
Central administration	—	(9,468)	516	31,438	218
All other	—	(6,080)	—	—	—

	239,790	43,655	11,382	359,625	26,770
Interest and other expense, net	—	(3,080)	—	—	—

Consolidated Total	$239,790	$40,575	$11,382	$359,625	$26,770

	Year Ended December 31, 2001
In thousands	Revenues	Contribution to Income	Depreciation & Amortization	Assets	Capital Expenditures
Real Estate
Residential	$15,701	$166	$120	$38,471	$5,447
Industrial and commercial	162,839	105,017	—	43,171	—
Community development	—	(11,562)	73	35,750	98
Income-producing properties	42,258	15,269	7,963	152,916	8,231
Valencia Water Company	13,601	3,581 (a)	2,521	71,807	8,165
Agriculture	7,216	(309)	446	6,133	306
Central administration	—	(9,446)	474	10,071	326
All other	—	(5,879)	—	—	—

	241,615	96,837	11,597	358,319	22,573
Interest and other expense, net	—	(5,780)	—	—	—

Consolidated Total	$241,615	$91,057	$11,597	$358,319	$22,573

	Year Ended December 31, 2000
In thousands	Revenues	Contribution to Income	Depreciation & Amortization	Assets	Capital Expenditures
Real Estate
Residential	$27,210	$4,335	$120	$12,702	$—
Industrial and commercial	295,119	99,475	6	71,741	—
Community development	—	(10,799)	70	30,557	64
Income-producing properties	58,219	22,752	10,475	141,477	27,441
Valencia Water Company	13,132	3,633 (a)	2,247	66,539	8,974
Agriculture	7,288	1,115	477	6,510	220
Central administration	—	(12,180)	405	13,015	411
All other	—	(5,000)	—	—	—

	400,968	103,331	13,800	342,541	37,110
Interest and other expense, net	—	(17,935)	—	—	—

Consolidated Total	$400,968	$85,396	$13,800	$342,541	$37,110

        All of the Company's real estate operations are conducted on the Company's properties in north Los Angeles County. Agricultural operations are conducted on the Company's properties in southern and central California. Accordingly, financial information based on geographic area is not presented. There were no sales by business segment to individual customers reporting more than 10% of the Company's consolidated revenues in 2002. For 2001 and 2000, sales by business segment to an individual customer representing more than 10% of the company's consolidated revenues are as follows:

In thousands	2001	2000
Industrial and Commercial	$65,000	$201,251

(a)
Includes income tax expense of (in thousands) $1,338 in 2002, $1,933 in 2001 and $1,847 in 2000.

Note 11.    Selected Quarterly Financial Data (Unaudited)

        Quarterly financial information for the Company fluctuates due to the uneven nature of real estate closing activity and the skewing of results by individual large sales. The following is a summary of selected quarterly financial data for 2002 and 2001:

	Quarter
	First		Second		Third		Fourth
In thousands, except per unit
	2002	2001	2002	2001	2002	2001	2002	2001
Revenues	$51,809	$22,534	$52,210	$105,177	$58,190	$37,216	$77,581	$76,688
Operating income	12,266	2,660	10,089	77,380	7,352	1,618	13,948	15,179
Net income	11,123	1,039	9,375	75,337	6,667	486	13,410	14,195
Net income per unit—basic*	0.46	0.04	0.39	2.94	0.28	0.02	0.56	0.58
Net income per unit—assuming dilution*	0.45	0.04	0.38	2.91	0.27	0.02	0.56	0.57

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

        The shareholder-directors of Newhall Management Corporation are as follows:

        Gary M. Cusumano, age 59, was appointed President and Chief Executive Officer of the Corporation in March 2001, and previously served as President and Chief Operating Officer of the Corporation and the former managing general partner from 1989 to March 2001. Mr. Cusumano has served as a director of the Corporation since 1995 and as a General Partner of Newhall General Partnership since 1987. Mr. Cusumano is a director of Henry Mayo Newhall Memorial Hospital, California Chamber of Commerce and the California Business Roundtable.

        Thomas V. McKernan, Jr., age 58, has served as a director of the Corporation since 1994. Mr. McKernan has been President and Chief Executive Officer of the Automobile Club of Southern California since 1991. Mr. McKernan also serves as President and CEO of four companies affiliated with The Automobile Club of Southern California, namely: Automobile Club of Southern California Life Insurance Company, AAA Texas, AAA New Mexico and AAA Hawaii. He is a director of Blue Shield of California, the American Automobile Association, Payden & Rygel Investment Group, Forest Lawn Memorial Park, California Chamber of Commerce, Los Angeles Area Chamber of Commerce, Orthopaedic Hospital, California Business Roundtable, Ramona Girls School and Los Angeles Police Foundation.

        Henry K. Newhall, age 64, has served as a director of the Corporation, the former managing general partner and the predecessor corporation, respectively, since 1982. Dr. Newhall retired in 1998 as General Manager, Technology, Oronite Additives Division of Chevron Chemical Company. He served in various managerial and consulting positions with Chevron since 1971.

        Jane Newhall, age 89, has served as a director of the Corporation, the former managing general partner and the predecessor corporation, respectively, since 1960. Ms. Newhall, a retired private investor, is a director of the Henry Mayo Newhall Foundation. She is a life trustee (inactive) of Mills College, the San Francisco Theological Seminary, and the Graduate Theological Union.

        Peter T. Pope, age 68, has served as a director of the Corporation since 1992. Mr. Pope served as Chairman of Pope & Talbot, Inc. from 1990 to 2000 and as Chief Executive Officer from 1971 until his retirement in 1999. He is a director and general partner of Pope Resources, and a director of Pope & Talbot, Inc.

        Carl E. Reichardt, age 71, has served as a director of the Corporation, the former managing general partner and the predecessor corporation, respectively, since 1980. Mr. Reichardt was Chairman of the Board of Directors and Chief Executive Officer of Wells Fargo & Company and Wells Fargo Bank, N.A. from 1983 until 1994 and a director until 1998. He is a director and Vice Chairman of Ford Motor Company. He also is a director of The Irvine Company, HCA Inc., PG&E Corporation, ConAgra Foods Inc. and McKesson, Inc.

        Thomas C. Sutton, age 60, has served as a director of the Corporation since 1991. He has been Chairman of the Board and Chief Executive Officer of Pacific Life Insurance Company since 1990. Mr. Sutton is a director of Pacific Life Insurance Co. (and related companies), Edison International, The Irvine Company, Association of California Life Insurance Companies, American Council of Life Insurance, California Chamber of Commerce and Public Policy Institute of California.

        Barry Lawson Williams, age 58, has served as a director of the Corporation since 1996. Mr. Williams served as President and Chief Executive Officer of The American Management Association International from November 2000 to June 2001. Mr. Williams also has been President of Williams Pacific Ventures, Inc., a venture capital consulting and business mediation firm that he founded, and from 1987 until mid-2002 a general partner of WDG Ventures Ltd., a real estate development fund. Mr. Williams is a director of PG&E Corporation, CH2M Hill, Ltd., Simpson Manufacturing Company, R.H. Donnelly & Co., USA Education, Inc. (Sallie Mae), Synavant Inc. and Kaiser Permanente. He is a trustee of Northwestern Mutual Life Insurance Company.

        Ezra K. Zilkha, age 77, has served as a director of the Corporation, the former managing general partner and the predecessor corporation, respectively, since 1977. Since 1956, Mr. Zilkha has been President of Zilkha & Sons, Inc., a private investment company. Mr. Zilkha has been President of 3555 Intermediate Corporation since 1991. He is a Trustee of the International Center for the Disabled and The American Society of the French Legion of Honor, Trustee Emeritus of Wesleyan University and an Honorary Trustee of the Brookings Institution.

        Each of the shareholder-directors may be contacted at the principal executive offices of the Partnership and is a citizen of the United States. The term of office for each director is one year.

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

        Messrs. Henry Newhall and Zilkha each effectively have contributed to Newhall Management Limited Partnership a total of 72,000 Partnership units. Ms. Newhall effectively has contributed to Newhall Management Limited Partnership a total of 71,650 Partnership units. Mr. Cusumano effectively has contributed to Newhall Management Limited Partnership a total of 66,020 Partnership units. Mr. Thomas E. Dierckman, Senior Vice President of the Corporation, effectively has contributed 20 Partnership units to Newhall Management Limited Partnership. Messrs. Reichardt, Pope, Sutton, McKernan and Williams each effectively have contributed to Newhall Management Limited Partnership a total of 2,000 Partnership units. The Partnership units contributed to Newhall Management Limited Partnership total 291,690 or 1.24% of the total number of Partnership units outstanding at December 31, 2002.

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

Executive Officers of the Corporation

	Age	Date of Office
Gary M. Cusumano President and Chief Executive Officer President and Chief Operating Officer	59	03/01 07/89
Thomas E. Dierckman Senior Vice President—Valencia Division Senior Vice President—Commercial and Industrial, Valencia Division	54	03/01 09/94
Stuart R. Mork Senior Vice President and Chief Financial Officer (1) Vice President and Chief Financial Officer	50	01/96-03/03 01/95
Daniel N. Bryant Vice President—Asset Management Director—Asset Management	43	01/98 07/96
Kevin C. Farr Vice President—Residential, Valencia Division Executive Vice President—Valencia Company Senior Vice President—Valencia Company	42	01/01 09/99 03/98
Donald L. Kimball Vice President and Chief Financial Officer (interim)(2) Vice President—Finance and Controller Vice President—Controller	45	03/03 01/97 07/94
Margaret M. Lauffer Vice President—Marketing and Communications Vice President—Corporate Communications	43	12/00 12/94
Ross J. Pistone Vice President—Operations Senior Vice President—Valencia Company	47	01/98 12/95
Steven D. Zimmer Vice President—Newhall Ranch Division Partner—Rupp, Holmberg & Zimmer	55	07/99 01/92-07/99
Edward C. Giermann Secretary and General Counsel Partner—Smiland & Khachigian Vice President, Secretary and General Counsel—J.G. Boswell Co.	55	10/02 10/00-06/02 9/81-10/00

The officers serve at the pleasure of the Board of Directors.

(1)
Resigned effective March 1, 2003

(2)
Subject to approval by the Company's Board of Directors on April 15, 2003

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Corporation's executive officers and directors, the general partners, and persons who own more than ten percent of the Company's Partnership units, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company assists its executive officers', directors' and general partners' filing of their Section 16(a) reports and retains a copy of the forms filed. Based upon our review of copies of the reports and on written statements from our executive officers, directors and general partners, the Company believes that all such forms were filed on a timely basis by the executive officers, directors and general partners during 2002 except once, in September 2002 when (i) in regard to an automatic transaction for all its reporting officers (except Vice President—Marketing and Communications and the Secretary and General Counsel) and directors, Forms 4 for them applicable to the automatic transaction were filed after the new Sarbanes-Oxley Act filing deadline and (ii) in one instance, with regard to a non-automatic transaction for the reporting officers (except the Secretary and General Counsel), Forms 4 were filed after the new Sarbanes-Oxley Act filing deadline.

Item 11.    Executive Compensation

        The following tables set forth information as to each of the five highest paid Executive Officers and their compensation for services rendered to the Company and its subsidiaries:

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary	Bonus (1)	Other Annual Comp. (2)	Restricted Stock Awards (3)	Number of Securities Underlying Options/SARs	LTIP Payouts	All Other Comp. (4)
Gary M. Cusumano President and Chief Executive Officer	2002 2001 2000	$488,100 410,200 336,000	$590,700 823,934 543,200	$68,156 66,000 66,500	$886,400	80,000 100,000		$71,113 53,962 61,462
Thomas E. Dierckman Senior Vice President	2002 2001 2000	245,600 251,400 271,000	185,318 285,600 286,650	65,242 50,513 6,050	443,200	36,000 80,000		30,375 29,090 26,070
Stuart R. Mork Senior Vice President and Chief Financial Officer	2002 2001 2000	309,600 298,100 275,000	185,318 259,350 254,150	1,823 2,747 600	443,200	36,000 80,000		27,824 25,888 23,536
Ross J. Pistone Vice President	2002 2001 2000	174,400 159,200 150,000	90,000 110,656 108,045	114		16,000 16,000 16,000		18,110 17,016 11,794
Steven D. Zimmer Vice President	2002 2001 2000	220,700 199,200 190,000	107,604 138,220 123,165	3,606		16,000 16,000 16,000		8,819 5,841 2,519

(1)
Represents bonus accrued during the current calendar year based on earnings for such period and paid in the subsequent calendar year. A part of the 2002 bonus was paid in partnership units in accordance with the Company's Management Unit Ownership Program as follows: Mr. Dierckman ($92,659); Mr. Pistone ($15,000) and Mr. Zimmer ($53,802). Part of the 2001 and 2000 bonuses were paid in partnership units as follows: Mr. Cusumano (2000—$271,600); Mr. Dierckman (2000—$106,650); Mr. Mork (2001—$84,350; 2000—$54,150) and Mr. Zimmer (2001—$69,110; 2000—$61,582).

(2)
Includes general partner fees paid to Messrs. Cusumano and Dierckman as general partners of Newhall General Partnership as follows: Mr. Cusumano (2002—$60,000; 2001—$60,000; 2000—$60,000) and Mr. Dierckman (2002—$60,000; 2001—$45,000). In addition, fees paid to

  Messrs. Cusumano, Dierckman and Zimmer as directors of a wholly-owned subsidiary were as follows: Mr. Cusumano (2002—$500; 2001—$4,000; 2000—$4,500); Mr. Dierckman (2002—$4,000; 2001—$4,000; 2000—$4,500) and Mr. Zimmer (2002—$3,500). The balance are tax preparation/estate planning fees.

(3)
The aggregate restricted unit holdings and value at December 31, 2002, were as follows: Mr. Cusumano (32,000 units—$920,000); Mr. Dierckman (16,000 units—$460,000) and Mr. Mork (16,000 units—$460,000). Partnership unit distributions (dividends) will be paid by the Company on the restricted units in the same amounts paid on all outstanding units. In addition, as of December 31, 2002, Messrs. Cusumano, Dierckman, Mork, Pistone and Zimmer have accrued 4,251, 4,477, 3,304, 886 and 1,626 unit rights under the Company's Management Unit Ownership Program, respectively, which entitles them to receive one partnership unit for each unit right under certain circumstances. The amounts set forth in the table above reflect the value of restricted units on the date of grant.

(4)
Totals include the following: Company matching contributions to the Employee Savings Plan and Savings Restoration Plan, excess life insurance premiums, the value of the purchase discount of units purchased under the Employee Unit Purchase Plan for Mr. Pistone and Mr. Zimmer and long-term disability insurance premium for Mr. Cusumano.

Option / SAR Grants in Last Fiscal Year

	Individual Grants
					Value of Options as of Grant Date as Computed by the Modified Black-Scholes Options Valuation Model(2)
Name	Number of Securities Underlying Options/SARs Granted(1)	% of Total Options/SARs Granted To Employees in Fiscal Year	Exercise Or Base Price ($/Sh)	Expiration Date
Gary M. Cusumano	80,000	16%	$31.40	7-16-12	$788,800
Thomas E. Dierckman	36,000	7%	31.40	7-16-12	354,960
Stuart R. Mork	36,000	7%	31.40	7-16-12	354,960
Ross J. Pistone	16,000	3%	31.40	7-16-12	157,760
Steven D. Zimmer	16,000	3%	31.40	7-16-12	157,760

(1)
Non-qualified options without appreciation rights granted at 100% of fair market value on the date of grant. Options are exercisable 25% at the end of each of the first four years following date of grant and expire ten years after date of grant.

(2)
The modified Black-Scholes Options Valuation Model modifies the Black-Scholes formula to include the impact of distributions and to allow option exercise prior to maturity. The following weighted-average assumptions were used in the model: distribution yield of 2.35%, expected volatility of 25.9%, risk-free interest rate of 4.77% and an expected life of 10 years.

Aggregated Option / SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option / SAR Values

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End
	Shares Acquired On Exercise (#)				Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End (1)
Name		Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Gary M. Cusumano	8,382	$277,875	173,167	113,333	$1,352,625	$25,000
Thomas E. Dierckman	5,597	186,000	122,333	62,667	873,938	20,000
Stuart R. Mork	3,353	111,150	124,333	62,667	914,688	20,000
Ross J. Pistone	—	—	48,350	39,750	194,294	31,844
Steven D. Zimmer	—	—	14,250	36,750	24,906	17,969

Total	17,332	$575,025	482,433	315,167	$3,360,450	$114,813

(1)
Based on the difference in the unit price of $28.75 at December 31, 2002 and the exercise price of the underlying options.

Employee Benefit Plans

        The following are descriptions of the principal employee benefit plans of the Company.

Retirement Plans

        The Newhall Land and Farming Company Retirement Plan was amended and restated January 1, 2002 to conform to changes required or permitted under the Economic Growth and Tax Relief Reconciliation Act of 2001. The Internal Revenue Service ruled favorably on the changes June 10, 2002.

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

        The following table reflects the estimated annual benefits paid as a single life annuity upon retirement at age 65 under the Retirement Plan and Pension Restoration Plan at various assumed compensation ranges and credited years of service:

	Years of Service
Compensation
	10	20	30	40
$125,000	$20,000	$42,000	$64,000	$67,000
200,000	32,000	70,000	107,000	112,000
275,000	45,000	97,000	150,000	157,000
350,000	58,000	125,000	193,000	202,000
425,000	71,000	153,000	235,000	247,000
450,000	75,000	163,000	250,000	262,000
500,000	84,000	181,000	278,000	292,000
550,000	93,000	200,000	307,000	322,000
600,000	101,000	218,000	336,000	352,000
750,000	127,000	274,000	421,000	442,000
800,000	136,000	293,000	450,000	472,000
850,000	144,000	311,000	479,000	502,000
900,000	153,000	330,000	507,000	532,000
975,000	166,000	358,000	550,000	577,000

        Credited years of service as of December 31, 2002 (to the nearest whole year) and average annual compensation for the highest five years of the last ten years are as follows: 33 years and $951,000 for Mr. Cusumano; 20 years and $490,000 for Mr. Dierckman; 15 years and $501,000 for Mr. Mork; 16 years and $227,000 for Mr. Pistone and 4 years and $209,000 for Mr. Zimmer.

Retention and Change of Control Severance Programs

        The Partnership has entered into severance agreements with Messrs. Cusumano, Dierckman, Mork, Pistone, Zimmer, other vice presidents and the secretary, which agreements provide benefits in the event of a "change of control." Under the provisions of the severance agreements, a "change of control" is deemed to have occurred when (i) any "person" (other than a trustee or similar person holding securities under an employee benefit plan of the Partnership, or an entity owned by the unitholders in substantially the same proportions as their ownership of units) becomes the beneficial owner of 25% or more of the total voting power represented by the Partnership's then outstanding voting securities, (ii) Newhall Management Corporation is removed as managing general partner of Newhall Management Limited Partnership, (iii) the holders of the voting securities of the Partnership approve a merger or consolidation of the Partnership with any other entity, other than a merger or consolidation which would result in the voting securities of the Partnership outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 75% of the total voting power represented by the voting securities of the Partnership or such surviving entity outstanding immediately after such merger or consolidation, or (iv) a plan of complete liquidation of the Partnership is adopted or the holders of the voting securities of the Partnership approve an agreement for the sale or disposition by the Partnership (in one transaction or a series of transactions) of all or substantially all the Partnership's assets. Entitlement to benefits arises if, within two years following a change of control, the executive officer's employment is terminated or if he or she elects to terminate his or her employment following action by the Partnership which results in (i) a reduction in salary or other benefits, (ii) change in location of employment (iii) a change in position, duties, responsibilities or status inconsistent with the executive officer's prior position or a reduction in responsibilities, duties, or offices as in effect immediately before the change in control, or (iv) the failure of the Partnership to obtain express assumption by any successor of the Partnership's obligations under the severance agreement.

        Benefits payable under the severance agreement with Mr. Cusumano consist of (i) payment in a single lump sum equal to base salary and general partners fees for three years, (ii) payment in a single lump sum of three times the average bonus payments for the two fiscal years preceding the change in control, (iii) continuation of participation in insurance and certain other fringe benefits for three years, (iv) immediate vesting of deferred compensation, nonqualified retirement benefits, options and other unit-based rights, (v) a retirement benefit equivalent to the additional benefits that would have accrued under retirement plans if employment had continued for two years, and (vi) reduction of required service for full retirement benefits from 30 years to 20 years through a non-qualified arrangement. The benefits payable to Messrs. Dierckman and Mork are the same as for Mr. Cusumano except that base salary, bonus and fringe benefits would be paid for two years and the retirement benefit for one year. Messrs. Pistone and Zimmer and other vice presidents will receive base salary, bonus and fringe benefits for one year (one-half year for the secretary) under the severance agreements. Benefits payable under the agreements are in lieu of any severance benefits under the Partnership's general severance policy. The agreements are not contingent upon the executive officers actively seeking other employment, but provide for offset of fringe benefits provided by a new employer.

        Effective March 2001, the Partnership entered into retention agreements with Messrs. Cusumano, Dierckman and Mork, which agreements provide severance benefits in the event the respective executive's employment is involuntarily terminated without cause and which termination did not arise from a change of control described above. Benefits payable to Mr. Cusumano under the retention agreement consist of (i) payment in a single lump sum equal to three times his then current base salary (including general partner fees) on the termination date, (ii) payment in a single lump sum equal to three times the average of the bonus payments for the three years preceding the termination date, and (iii) immediate vesting of unit options and other unit-based rights or compensation. In the event the involuntary without cause termination occurs in the last two calendar quarters, a pro-rated bonus will be payable by the Partnership at the same time and under the same terms as the Partnership's annual incentive bonuses for that year. The benefits payable to Messrs. Dierckman and Mork are similar to Mr. Cusumano's except that base salary and bonus lump sum amounts would be equal to two times their respective base salary and three-year average bonus. Benefits payable under the retention agreements are in lieu of any severance benefits under the change of control severance agreement described above, or the Partnership's general severance policy.

        In February 2003, Mr. Mork announced his resignation as Senior Vice President and Chief Financial Officer effective March 1, 2003. No disagreements about accounting or reporting matters, or the Company's ability to comply with the provisions of the Sarbanes-Oxley Act of 2002 or related Securities and Exchange Commission and New York Stock Exchange regulations and listing requirements attended Mr. Mork's resignation. In conjunction with his resignation, Mr. Mork and the Partnership entered into a severance agreement (filed as an Exhibit to the Annual Report on Form 10-K). This agreement terminates, supersedes and is in lieu of any benefits payable under the change of control agreement and the retention agreement discussed above. Benefits provided under the severance agreement are comparable to those provided in the change in control and retention agreements.

Compensation of the Directors

        The Partnership Agreement provides that the compensation of the general partners and their partners, directors, officers and employees shall be determined by Newhall Management Limited Partnership. Both the Compensation Committee and the Nominating/Corporate Governance Committee of the Board of Directors of Newhall Management Corporation, the managing general partner of Newhall Management Limited Partnership, have been granted authority by the Board of Directors to determine certain compensation issues. Non-employee members of the Board receive annual retainer fees of $24,000 for serving on the Board, $2,000 for serving on the Audit Committee and $1,000 for serving on any other committee of the Board. In addition, non-employee directors receive a fee of $1,000 for attending each meeting of the Board or committee of which they are a member. Committee chairpersons receive a fee of $500 in addition to the regular meeting fee for each committee meeting they conduct. Employees serving on the Board of Directors do not receive directors' fees. Directors' compensation may be deferred until separation from the Board. Deferred amounts earn interest at the Wells Fargo Bank prime rate. Members of the Board of Directors will also receive reimbursement for travel and other expenses related to attendance at meetings of the Board of Directors and of the committees. In addition, the Partnership Agreement requires the Partnership to reimburse Newhall Management Limited Partnership for any federal or California income taxes imposed upon the managing general partner or its managing general partner as a result of its activities as managing general partner. Under the terms of the 1995 Option/Award Plan and the terms of the 2002 Equity Compensation Plan each non-employee Board member may elect to have all or any portion of his or her annual retainer fees paid in Partnership units or in options thereon instead of cash.

        The 1995 Option/Award Plan provided and the 2002 Equity Compensation Plan provides each non-employee director who served on the Board on January 18, 1995, and each subsequent newly elected or appointed non-employee director, with a non-statutory option ("Automatic Option") to purchase 1,500 depositary units. On the third Tuesday of July of each year that occurs after January 18, 1995, each continuing non-employee director will automatically receive an Automatic Option to purchase 500 Partnership units. Each Automatic Option vests immediately and has a term of 10 years. Generally, the non-employee director may exercise his or her option for a period of 3 months after termination of service as a non-employee director for any reason other than death or "retirement," 12 months after the date of death and 36 months after the date of "retirement." "Retirement" means the first day the non-employee director ceases to serve as a non-employee director after serving as a non-employee director for at least five years.

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

Compensation Committee Interlocks and Insider Participation

        In June 1994, Valencia Water Company, a wholly-owned subsidiary of the Company, borrowed $11 million from Pacific Life Insurance Company at a rate of 8% per annum. The terms of the loan require semi-annual interest payments with principal due at maturity. Interest payments for the year ended December 31, 2002 totaled $880,000. In addition, in 1994 the Company acquired a variable life insurance policy for Mr. Cusumano with a face amount of approximately $1.5 million from Pacific Life. The policy for Gary M. Cusumano remains in force. The annual premium cost in 2002 was $50,000. The Company will not fund the policy in 2003. Thomas C. Sutton, a director of the Corporation, is Chairman of the Board and Chief Executive Officer of Pacific Life Insurance Company.

        Mr. Cusumano, President and CEO of the Company, holds investment interests in the amount of $7,500 in each of VTC Hotel Company and TP Golf Company. VTC Hotel Company leases the Hyatt Valencia and Santa Clarita Conference Center from the Company and has an agreement with Hyatt Hotel Corporation to operate the hotel and related facilities. TP Golf Company is a joint venture partner in WR Golf Company LLC, the operator of the TPC Golf Course, which is located within the Company's Westridge development.

        All of the foregoing transactions are at rates and terms believed to be comparable to those of similar transactions with unrelated parties.

Report of the Compensation Committee of the Board of Directors of Newhall Management Corporation

Compensation Committee Charter

        The Compensation Committee, which is comprised of independent directors, evaluates the performance of the Chief Executive Officer, determines or approves compensation of all executive officers of the Company and reviews management development issues. It has regularly scheduled meetings two times a year, and meets at other times as appropriate. During 2002, the Committee met two (2) times.

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

  •
  Annual merit and incentive pay compensation (bonuses) primarily relate to the Company's and the manager's performance for the previous fiscal year.

  •
  Long-term incentive compensation in the form of unit options, restricted units and unit rights directly tied to increasing unitholder value. This component of compensation can be highly volatile because it is directly related to the Company's unit price performance.

        The Company's objective is for the base salary, annual incentive compensation and long-term incentive compensation of senior management to approximate the median levels for an industry comparison group consisting primarily of real estate companies with which the Company competes for executive talent. From year-to-year, however, relative compensation levels may vary due largely to variances in individual and Company performance. The companies with which the Company competes for executive talent are not the same as those in the Wilshire Real Estate Operating Company Index shown in the stock performance graph. In addition, for managers other than the Chief Executive Officer, there is a subjective element to incentive compensation which relates to his or her success in meeting individual business and personal goals determined at the beginning of each year. The goals for the business segment he or she manages are based primarily on increasing unitholder values through profitability, net cash generation and, most importantly, the value of the Company's landholdings.

Base Salary Compensation

        The base salary for each executive officer is determined on the basis of an evaluation of the responsibilities of each position compared to other positions in the Company and to base salary levels in effect for comparable positions at the Company's principal competitors for executive talent. In addition, the qualifications of the executive officer, including training and experience, is considered in determining base salary. Salaries are reviewed periodically and adjustments may be made, as appropriate, to each executive officer's base salary. External salary data provided to the Committee by independent compensation survey and consulting firms indicate that salaries for 2002 generally were at median level.

Annual Merit and Incentive Compensation (Bonuses)

        For 2002, the annual bonuses paid under the Company's Executive Incentive Plan were determined on the basis of the Company's earnings, the net cash generated for unit repurchases and attainment of individual goals. Target earnings, target net cash flow generation and individual goals were developed at the beginning of the year. Target bonuses are determined as percentages of base salaries for each management group based upon ability to influence the success of the Company and are generally set to produce bonuses comparable to other real estate companies over a period of time. At the end of the year, bonuses were determined by utilizing the percentages of Company and individual goals achieved as compared to the Company and individual goals determined at the beginning of the year. The aggregate amount of such incentive bonuses may not exceed 7% of the Company's net income after deducting the incentive awards. The target bonuses (except for Mr. Cusumano's bonus) are recommended by the Company's Chief Executive Officer, Mr. Cusumano, and approved by the Compensation Committee and the Board of Directors.

        Senior executives are paid a portion of their current year's bonus in Partnership units until they reach their unit ownership guidelines described below. Additionally, any manager may elect to receive all or any part of his or her annual bonus in Partnership units and to defer receipt of such Partnership units for up to five (5) years.

        The total of the bonuses paid for 2002 was $2.88 million (or 7.0% of 2002 income after deducting bonuses), versus $4.02 million in 2001 (or 4.4% of income after deducting bonuses).

        The incentive targets for 2002 were focused on net cash generation for the Company's unit repurchase program, the same focus as for 2001, but a change from the prior years' targets that focused incentives on the Company's earnings. For purposes of the Incentive Plan, "net cash generation" included cash from all sources including operations, land sales and asset sales, minus all uses of cash, including operating expenses, infrastructure and inventory expenditures, principal reductions required by asset sales, Partnership distributions and capital expenditures. Approximately 570% of the targeted "net cash generation" was achieved for 2002.

Long-Term Incentive Compensation

        The Committee endorses the view that equity ownership of the Company aligns management's and unitholders' interests and thereby enhances unitholders' value. The equity component of long-term incentive compensation includes unit options, appreciation rights, restricted units, unit rights and bonuses paid in Partnership units (described above) under the Company's: (a) 1995 Option/Award Plan and (b) 2002 Equity Compensation Plan (which was approved by the Board of Directors in 2002 and which supersedes the 1995 Plan). Option awards are generally made at mid-year to key management personnel who are in positions to make substantial contributions to the long-term success of the Company. These awards vest and are expected to grow in value over time and for that reason represent compensation which is attributable to service over a period of up to ten years. This focuses attention on managing the Company from the perspective of an owner with an equity stake in the business.

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

        In November 1997, a special grant of premium price options was made to the Company's senior executive officers to provide them additional incentive to deliver near-term, substantial price growth in the outstanding Partnership units and to enhance their incentive compensation to be more comparable with that of other publicly-traded real estate companies. The options were granted in two tranches, both of which were exercisable in three years provided certain price performance objectives were met. The first tranche vesting requirements provided that the optioned units granted in the tranche would vest if during the three-year period commencing on the date of grant: 1) the unit market price of the Partnership units increased by 25% from the date of grant (to $31.30 per unit) and that unit market price was sustained or exceeded for at least ten of twenty consecutive trading days; or 2) total return on a Partnership unit equaled or exceeded the 75th percentile of shares of a peer group of other publicly-traded real estate companies. The first tranche vested during 1998 because the price requirement was met. The second tranche would have vested if: 1) the unit market price of the Partnership units increased by 33 1/3% from the date of grant (to $33.39 per unit) and was sustained or exceeded for at least ten of twenty consecutive trading days; or 2) met the total return requirement previously described. Neither the unit price requirement nor the total return requirement for the second tranche were accomplished during the requisite three-year period. Consequently, the second tranche premium price options expired. The first tranche of the premium price options that vested in 1998 expired November 19, 2002. With the exception of 200,313 options exercised by former Chief Executive Officer, Thomas L. Lee in the 2002 second quarter, no first tranche options were exercised because the closing price on the expiration date was not greater than $31.30 per unit.

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

        In 2001, the Committee requested an independent compensation consulting firm to generally assess senior executive long-term incentive compensation as compared to other real estate companies. The assessment indicated the Company's long-term incentive compensation paid to senior executives was below median levels for other real estate companies. The assessment also indicated the prevalence of premium price option grants have declined; options are not the exclusive form of long-term incentive compensation; and several other companies have utilized restricted stock to provide balance to their long-term incentive compensation packages. Consequently, in October 2001 the Committee granted restricted units to the three senior executive officers, which grants were intended to make the respective executive's long-term incentive compensation comparable to the median-level long-term incentive compensation for comparable executive positions at other real estate companies. The restricted units vest 50% on the third anniversary of the grant date and 50% on the fourth anniversary of the grant date.

        Also in 2001, the Committee adopted a retention incentive program for the executive officers and certain other officers and managers that is intended to retain and incent the employees to achieve the Company's key objectives over the next several years. The benefit payable under the program will be a cash payment equal to the respective employee's annual base salary on the "trigger date," but payable in two equal installments. The first installment (50% of base salary) would be paid as soon as practicable following the "trigger date," and the second installment would be payable one year after the "trigger date." The "trigger date" is deemed to be the achievement of certain specified long-term Company goals. The Compensation Committee has the discretion in determining whether the goals have been achieved.

        The Newhall Land and Farming Company 2002 Equity Compensation Plan was implemented September 1, 2002, to enable the Company to offer options, appreciation rights, restricted units and unit rights ("Awards") to employees of the Partnership and any affiliates thereof as an incentive for them to remain in the service of the Company (or its affiliated entities). In addition, the Plan provides for automatic grants to non-employee members of the Board of Directors of the managing general partner or its managing general partner.

        The 2002 Plan became effective and superseded The Newhall Land and Farming Company 1995 Option/Award Plan, as amended, on September 1, 2002. Awards granted under the 1995 Plan and The Newhall Land and Farming Company Option, Appreciation Rights and Restricted Units Plan, as amended and restated (together with the 1995 Plan, the "Prior Plans"), will continue in accordance with the terms of the agreements evidencing such Awards and the Prior Plans. No further Awards will be granted under the Prior Plans.

Chief Executive Officer Compensation

        Mr. Cusumano's base salary was $488,100 for 2002. In addition, during 2002 he was paid general partner fees of $60,000 for managing Newhall General Partnership, a general partner of the Company. Mr. Cusumano also was paid a bonus for 2002 of $590,700 for total "cash" compensation of $1,139,300 for 2002. Mr. Cusumano's 2002 bonus was approximately 215% of his target bonus, which was approximately 50% of his base compensation (including general partner and director fees) pursuant to the Company's Executive Incentive Plan (see description of Annual Merit and Incentive Compensation (Bonuses)). As previously described, targeted net cash generation was determined at the beginning of the year to incent management to generate "net cash" for the Company's unit repurchase program. Mr. Cusumano's targeted incentive bonus was dependent entirely on the Company's net cash generation during the year. The calculation to determine the amount of the bonus earned was based entirely on the Company's achievement of targeted net cash generation, which net cash substantially exceeded the target. However, the amount actually paid was reduced due to limits (based on the Company's earnings) in the Executive Incentive Plan.

        Mr. Cusumano also received an option grant of 80,000 units pursuant to the Company's 1995 Option/Award Plan. The benefits of this grant, as well as previously granted premium price and market price options, were expected to be realized over the next three to five years during which Mr. Cusumano's strategic initiatives are expected to yield benefits to the Company's investors.

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

The Newhall Land and Farming Company
Stock Performance Analysis

Five-Year Total Return

Ten-Year Total Return

        Assumes $100 invested on December 31, 1997 for the 5-year graph and December 31, 1992 for the 10-year graph. Total return includes reinvestment of dividends. Returns are compounded annually.

*
As of 1/16/03 the Wilshire Real Estate Operating Company Index consisted of the following real estate operating companies: Catellus Development Corporation, Extended Stay America, Brookfield Properties, The Newhall Land and Farming Company, Prime Hospitality Co. and Starwood Hotels & Resorts.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Directors and Officers

        The following table sets forth the number of units beneficially owned by each director of Newhall Management Corporation, each of the Company's five highest paid executive officers, and all directors and officers as a group as of February 28, 2003.

Name	Amount and Nature of Beneficial Ownership		Percent of Class(%)
Gary M. Cusumano	358,395	(1)(2)(3)(5)	1.53
Thomas E. Dierckman	176,623	(1)(2)(3)(5)(6)	*
Thomas V. McKernan, Jr.	21,073	(1)(3)(4)	*
Stuart R. Mork	162,876	(2)(3)(5)(6)	*
Henry K. Newhall	324,333	(1)(3)(4)(7)	1.38
Jane Newhall	455,878	(1)(3)(4)	1.95
Ross J. Pistone	57,371	(3)(5)(6)	*
Peter T. Pope	32,246	(1)(3)(4)	*
Carl E. Reichardt	99,329	(1)(3)(4)(8)	*
Thomas C. Sutton	22,039	(1)(3)(4)(9)	*
Barry Lawson Williams	12,921	(1)(3)(4)	*
Ezra K. Zilkha	1,235,934	(1)(3)(4)(10)	5.27
Steven D. Zimmer	25,099	(3)(5)	*
All directors and officers as a group (20 persons)	3,199,475	(11)	13.65

*
Represents less than 1% of the securities outstanding.

1)
Includes 72,000 units each for Messrs. Henry K. Newhall and Zilkha, 71,650 units for Ms. Jane Newhall, 2,000 units each for Messrs. McKernan, Pope, Reichardt, Sutton and Williams, which are held by Newhall Management Limited Partnership. Includes 66,000 units held by Newhall Management Limited Partnership and 20 units contributed to Newhall General Partnership by Mr. Cusumano. Also includes 20 units contributed to Newhall General Partnership by Mr. Dierckman. Of the total of 291,690 units held by the Newhall Management Limited Partnership beneficially for the directors and Mr. Dierckman, 20 units have been contributed to Newhall General Partnership, and of those 20 units, 10 units have been contributed back to Newhall Management Limited Partnership by Newhall General Partnership. See Item 10 of this Annual Report on Form 10-K for information on a shareholders' agreement, voting trust agreement and limited partnership agreement relating to these units. In 2002, Mr. Cusumano transferred unit interests attributable to him individually through the Newhall Management Limited Partnership, the Newhall Management Corporation and the Newhall General Partnership to Gary M. Cusumano, as trustee of a family trust, notwithstanding which, Mr. Cusumano retained sole voting power with respect to such unit interests.

2)
Includes the following number of restricted units: 32,000 for Mr. Cusumano; 16,000 each for Messrs. Dierckman and Mork.

3)
Includes the following number of units subject to options that are exercisable within 60 days of February 28, 2003: 173,167 units for Mr. Cusumano; 122,333 for Mr. Dierckman; 8,132 units for Mr. McKernan; 124,333 for Mr. Mork; 4,500 for Ms. Newhall; 48,350 for Mr. Pistone; 15,411 for Mr. Pope; 4,865 for Mr. Williams; 5,500 each for Messrs. Newhall, Reichardt, Sutton and Zilkha; and 14,250 for Mr. Zimmer.

4)
Includes the following number of units subject to unit rights pursuant to the Deferred Equity Compensation Plan for Outside Directors, which units are distributable upon separation from the Board of Directors: 3,941 for Mr. McKernan; 8,242 for Mr. Newhall; 13,958 for Ms. Newhall; 6,609 for Mr. Pope; 12,529 for Mr. Reichardt; 5,149 for Mr. Sutton; 3,191 for Mr. Williams; and 17,834 for Mr. Zilkha.

5)
Includes the following number of units subject to unit rights pursuant to the 1995 Option/Award Plan: 4,251 for Mr. Cusumano; 16,672 for Mr. Dierckman; 10,799 for Mr. Mork; 3,391 for Mr. Pistone; and 10,055 for Mr. Zimmer. Also includes the following number of units subject to unit rights pursuant to the Employee Unit Purchase Plan: 66 for Mr. Zimmer.

6)
Includes the following number of units held by the Company's Employee Savings Plan on behalf of the respective officer: 2,917 for Mr. Dierckman; 3,135 for Mr. Mork; and 401 for Mr. Pistone. The Employee Savings Plan holds Partnership units for the participants in a unitized account. Consequently, the number of units for each of the officers is determined by the dollar value of the participant's account divided by the closing market unit price on any given day.

7)
The Partnership is advised that Henry K. Newhall has sole voting and investment power as to 89,091 units, of which 70,616 units are held by a trust for which he is the trustee and beneficiary. Voting and investment power is shared with others as to 149,500 units held by certain trusts of which he disclaims beneficial ownership.

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

11)
Includes 735,891 units subject to options that are exercisable within 60 days from February 28, 2002 pursuant to the Partnership's 1995 Option/Award Plan; and 129,507 units subject to unit rights pursuant to the Partnership's Deferred Equity Compensation Plan for Outside Directors, its 1995 Option/Award Plan, its Employee Unit Purchase Plan and its Employee Savings Plan.

        Except as indicated otherwise in the above notes, the specified persons possess sole voting and investment power as to the indicated number of units to the best of the Company's knowledge.

        Certain provisions of the Partnership's Limited Partnership Agreement require the affirmative vote of holders of at least 75% of the Partnership's voting power to approve (i) the removal of any general partner or the election of any general partner as the Partnership's managing general partner; or (ii) certain business combinations and other specified transactions ("Business Combination") with, or proposed by or on behalf of, persons beneficially owning 10% or more of the Partnership's voting power, unless such Business Combination is either approved by a majority of the present directors of Newhall Management Corporation (or by directors who are nominated by them) or certain price and procedural requirements are satisfied.

Certain Unitholders

        The following table sets forth information about unitholders who beneficially own more than 5% of outstanding Partnership units as of December 31, 2002.

Name and Address	Number of Units Beneficially Owned	Percent Of Class
State Farm Mutual Automobile Insurance Company, and related entities(a) One State Farm Plaza Bloomington, Illinois 61710-0001	3,400,758	14.46%
Highfields Capital Management LP(b) Highfields GP LLC Jonathon S. Jacobsen Richard L. Grubman Highfields Capital II LP c/o Highfields Capital Management LP 200 Clarendon Street Boston, Massachusetts 02117	2,534,100	10.78%
Leon G. Cooperman(c) c/o Omega Associates, LLC 88 Pine Street, 31st Floor New York, New York 10005	2,028,900	8.63%
Ezra K. Zilkha(d) c/o Zilkha & Sons, Inc. 767 Fifth Avenue New York, New York 10153	1,235,934	5.26%

(a)
Information is based upon a Schedule 13G (Amendment No. 17) dated January 18, 2003. State Farm Mutual Automobile Insurance Company has disclosed it has sole voting and investment power over all of the units.

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

(d)
Information is based upon a Schedule 13G dated February 10, 2003. Mr. Zilkha has disclosed he beneficially owns 1,235,934 units of which 72,000 units are held by Newhall Management Limited Partnership. The voting and investment power over such 72,000 units are subject to the terms of the limited partnership agreement and Newhall Management Corporation shareholders' and voting trust agreements more fully described under Item 10 of this Annual Report on Form 10-K. Mr. Zilkha also disclosed he disclaims beneficial ownership of 70,000 units held by his wife. Mr. Zilkha reported that he holds sole voting and investment power with respect to the remaining 1,093,934 units, of which 5,500 units are issuable upon the exercise of director options that are immediately exercisable, and 17,834 unit rights issued under the Company's Deferred Equity Compensation Plan for Outside Directors that are issuable upon separation from the Newhall Management Corporation Board of Directors.

        The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2002. For information regarding the significant features of the Company's plans, refer to Note 8 of the Notes to Consolidated Financial Statements section in this Annual Report.

Plan Category	Number of partnerhip units to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of partnership units remaining available for future issuance under equity compensation plans (excluding partnership units reflected in column (a)) (c)
Equity compensation plans approved by unitholders	—	—	—

Equity compensation plans not approved by unitholders	2,604,937	$25.71	1,918,631	(1)

Total	2,604,937	$25.71	1,918,631

(1)
Amount includes 198,631 partnership units available for future issuance under the Company's Employee Unit Purchase Plan. For information regarding the significant features of the plan, refer to Note 8 of the Notes to Consolidated Financial Statements section in this Annual Report.

Item 13.    Certain Relationships and Related Transactions

        Barry Lawson Williams, director of the Corporation, also is a director of CH2M Hill, Ltd. and Kaiser Permanente. For the year ended December 31, 2002, the Company paid to CH2M Hill, Ltd. $1,112,000 for consulting and engineering services rendered in the Company's community development planning, and paid to Kaiser Foundation Health $227,000 in employee health insurance premiums. The Company expects that payments to CH2M Hill in 2003 will be comparable to 2002 where as payments to Kaiser Foundation Health are expected to be higher in 2003 due to increasing health insurance premiums.

        All of the foregoing transactions are at rates and terms believed to be comparable to those of similar transactions with unrelated parties.

        For additional related party information see the section entitled "Compensation Committee Interlocks and Insider Participation" under Item 11—"Executive Compensation."

Independent Accountants

        During the past several years, the Securities and Exchange Commission has promulgated rules governing independence of accountants and disclosure requirements applicable to certain public companies. The disclosure requirements require public companies to provide information concerning the company's board of directors, audit committee and its independent accountants in the company's proxy statement sent to its shareholders. The Company, as a partnership, does not provide an annual proxy statement to its holder of its partnership units. Consequently, the Company is not required to provide the information to its unitholders. However, the Company is providing the information voluntarily.

Audit Committee Report

        In accordance with its written charter, the Newhall Management Corporation Board of Directors Audit Committee's (the "Audit Committee" or the "Committee) primary function is to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing the Company's financial information, the Company's systems of internal controls and audit and financial reporting processes. The Committee was comprised of Messrs. McKernan, Newhall, Sutton and Williams. Mr. Sutton served as chairman of the Committee. Each of the members of the Audit Committee is independent as determined by the Board of Directors pursuant to the listing standards of the New York Stock Exchange.

        Management is responsible for the Company's financial reporting process including its system of internal control, and for the preparation of consolidated financial statements in accordance with generally accepted accounting principles. The Company's independent accountants are responsible for auditing those financial statements. The Committee's responsibility is to monitor and review these processes. It is not our duty or our responsibility to conduct auditing or accounting reviews or procedures. The members of the Audit Committee are not and may not represent themselves to be or to serve as, accountants or accountants by profession or experts in the fields of accounting or auditing. Therefore, the Committee members have relied, without independent verification, on management's representation that the financial statements have been prepared with integrity and objectivity and in conformity with accounting principles generally accepted in the United States of America and on the representations of the Company's independent accountants included in their report on the Company's financial statements. The Committee's oversight does not provide us with an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or policies, or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Committee's considerations and discussions with management and the independent accountants do not assure that the Company's financial statements are presented in accordance with generally accepted accounting principles, that the audit of our Company's financial statements has been carried out in accordance with generally accepted auditing standards or that the Company's independent accountants are in fact "independent."

        In this context, the Audit Committee has reviewed and discussed with management and the independent accountants the Company's audited financial statements for the year ended December 31, 2002. Management represented to the Audit Committee that the Company's financial statements were prepared in accordance with generally accepted accounting principles. The Committee has discussed with the independent accountants the matters required to be discussed by the Statement of Auditing Standards No. 61, Communication With Audit Committees.

        The Company's independent accountants provided to the Audit Committee the written disclosures required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, and the Audit Committee discussed with the independent accountants their independence from the Company and its management.

        Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, to be filed with the Securities and Exchange Commission.

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

Independent Accountant Fees

        The Audit Committee received the following information concerning the fees paid to the Company's independent accountants for services rendered for the year ended December 31, 2002, and has considered whether the provision of these services is compatible with maintaining the independence of the independent accountants:

	(in $000)
Audit Fees	$210	(a)
Audit-Related Fees	19	(b)
Tax Fees	12	(c)
All Other Fees	13	(d)

(a)
Audit Fees include the annual audit of the Company's consolidated financial statements, quarterly reviews of interim financial statements in the Company's Form 10-Q reports and annual subsidiary and certain income-property audits.

(b)
Audit-Related Fees include the audits of employee benefit plans.

(c)
Tax Fees include tax compliance services.

(d)
All Other Fees include certain management advisory services.

Item 14.    Controls and Procedures

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed with this report:
1.	See Index to Financial Statements on page 22 of this Annual Report on Form 10-K.
2.
Financial Statement Schedules: Schedule III—Real Estate and Accumulated Depreciation. Other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.
3.	Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):
3(a)
The Newhall Land and Farming Company (a California Limited Partnership) Limited Partnership Agreement incorporated by reference to Exhibit 3(e) to Registrant's Registration Statement on Form S-14 filed August 24, 1984.
(b)
First Amendment to Limited Partnership Agreement of The Newhall Land and Farming Company (a California Limited Partnership) incorporated by reference to Exhibit 3(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File Number 1-8885).
4.
Depositary Receipt for Units of Interest, The Newhall Land and Farming Company (a California Limited Partnership) incorporated by reference to Exhibit 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (Commission File Number 1-8885).
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
The Newhall Land and Farming Company Retirement Plan Restatement, Amendments No. 1 through 5, incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File Number 1-8885).
*	(e)	Form of Severance Agreements incorporated by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File Number 1-8885).
*	(f)
The Newhall Land and Farming Company Supplemental Executive Retirement Plan (Restated effective January 15, 1992) incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (Commission File Number 1-8885).
*	(g)
The Newhall Land and Farming Company Senior Management Survivor Income Plan incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File Number 1-8885).

(h)
Form of Indemnification Agreement between the Partnership and its General Partners and the general partners, partners, shareholders, officers and directors of its General Partners, or of the Managing General Partner of the Managing General Partner, as amended, incorporated by reference to Exhibit 28(g) to the Company's report on Form 8-K filed December 11, 1990 (Commission File Number 1-8885).
	(i)	Tax Payment and Tax Benefit Reimbursement Agreement incorporated by reference to Exhibit 28(f) to the Company's report on Form 8-K filed December 11, 1990 (Commission File Number 1-8885).
*	(j)
The Newhall Land and Farming Company Deferred Cash Bonus Plan incorporated by reference to Exhibit 10(l) of the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (Commission File Number 1-8885).
*	(k)
Form of award issued under The Newhall Land and Farming Company Deferred Cash Bonus Plan incorporated by reference to Exhibit 10(m) of the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (Commission File Number 1-8885).
*	(l)
The Newhall Land and Farming Company Employee Savings Restoration Plan As Amended Effective January 1, 1999, incorporated by reference to Exhibit 10(d) of the Company's Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File Number 1-8885).
*	(m)
The Newhall Land and Farming Company Pension Restoration Plan (As amended through July 15, 1998) incorporated by reference to Exhibit 10(c) of the Company's Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File Number 1-8885).
(n)
Trust Agreement dated January 15, 1992 between the Partnership and Newhall Management Corporation incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (Commission File Number 1-8885).
	(o)	The Newhall Land and Farming Company Employee Unit Purchase Plan incorporated by reference to the Company's Registration Statement on Form S-8 dated May 24, 1994 (Commission File Number 33-53767).
*	(p)
Amendment No. 1 to The Newhall Land and Farming Company Retirement Plan incorporated by reference to Exhibit 10(r) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File Number 1-8885).
(q)
The Newhall Land and Farming Company Deferred Equity and Compensation Plan for Outside Directors incorporated by reference to the Company's Registration Statement on Form S-8 dated November 1, 1996 (Commission File Number 333-15303).
*	(r)
Amendment No. 2 to The Newhall Land and Farming Company Retirement Plan dated August 1, 1996 incorporated by reference to Exhibit 10(r) the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File Number 1-8885).
*	(s)
Amendment No. 3 to The Newhall Land and Farming Company Retirement Plan dated July 15, 1998, incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File Number 1-8885).
*	(t)
Amendment No. 1 to The Newhall Land and Farming Supplemental Executive Retirement Plan dated January 15, 1997 incorporated by reference to Exhibit 10(t) of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File Number 1-8885).

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
Amendment No. 2 to The Newhall Land and Farming Company Savings Plan dated July 15, 1998, incorporated by reference to Exhibit 10(b) the Company's Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File Number 1-8885).
(x)
Valencia Marketplace Purchase and Sale Agreement dated January 7, 1998 and subsequent First, Second, Third and Fourth Amendments incorporated by reference to Exhibit 10 the Company's Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File Number 1-8885).
	(y)	Fifth Amendment dated May 29, 1998 to the Valencia Marketplace Purchase and Sale Agreement incorporated by reference to the Company's Report on Form 8-K filed June 19, 1998 (File Number 1-8885).
*	(z)
Amendment Number One Effective January 1, 1999 to Newhall Executive Incentive Plan (as amended July 11, 1990) incorporated by reference to Exhibit 10 of the Company's Report on Form 10-Q for the quarter ended March 31, 1999 (Commission File Number 1-8885).
*	(aa)
Amendment No. 4 to the Newhall Land and Farming Company Retirement Plan dated July 21, 1999 incorporated by reference to Exhibit 10 of the Company's Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number 1-8885).
*	(ab)
Second Amendment to The Newhall Land and Farming Company 1995 Option/Award Plan adopted as of July 15, 1998 incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File Number 1-8885).
*	(ac)
Amendment No. 3 to The Newhall Land and Farming Company Employee Savings Plan, incorporated by reference to Exhibit 10 (a) of the Company's report on Form 10-Q for the quarter ended September 30, 2000 (Commission File Number 1-8885.)
*	(ad)
The Newhall Land and Farming Company Employee Savings Restoration Plan (As Amended and Restated Effective July 19, 2000), incorporated by reference to Exhibit 10(b) of the Company's Form 10-Q for the quarter ended September 30, 2000 (Commission File Number 1-8885).
*	(ae)	Severance and Consulting Agreement incorporated by reference to Exhibit 10 of the Company's report on Form 10-Q for the quarter ended March 31, 2001 (Commission File Number 1-8885).
*	(af)
Amendment No. 5 to The Newhall Land and Farming Company Retirement Plan (Restatement Effective January 1, 1989) incorporated by reference to Exhibit 10(a) of the Company's report on Form 10-Q for the quarter ended June 30, 2001 (Commission File Number 1-8885).
*	(ag)
Amendment No. 4 to The Newhall Land and Farming Company Employee Savings Plan incorporated by reference to Exhibit 10(b) of the Company's report on Form 10-Q for the quarter ended June 30, 2001 (Commission File Number 1-8885).

*	(ah)
Retention Agreement effective March 31, 2001 between The Newhall Land and Farming Company and Gary M. Cusumano incorporated by reference to Exhibit 10 (a) of the Company's report on Form 10-Q for the quarter ended September 30, 2001 (Commission File Number 1-8885).
*	(ai)
Retention Agreement effective March 31, 2001 between The Newhall Land and Farming Company and Thomas E. Dierckman incorporated by reference to Exhibit 10 (b) of the Company's report on Form 10-Q for the quarter ended September 30, 2001 (Commission File Number 1-8885).
*	(aj)
Retention Agreement effective March 31, 2001 between The Newhall Land and Farming Company and Stuart R. Mork incorporated by reference to Exhibit 10 (c) of the Company's report on Form 10-Q for the quarter ended September 30, 2001 (Commission File Number 1-8885).
*	(ak)
Amendment No. 5 to The Newhall Land and Farming Company Employee Savings Plan incorporated by reference to Exhibit 10 (a) of the Company's report on Form 10-Q for the quarter ended March 31, 2002 (Commission File Number 1-8885).
*	(al)
Amendment No. 6 to The Newhall Land and Farming Company Retirement Plan incorporated by reference to Exhibit 10 (b) of the Company's report on Form 10-Q for the quarter ended March 31, 2002 (Commission File Number 1-8885).
*	(am)
The Newhall Land and Farming Company Retirement Plan (Restatement effective January 1, 2002) incorporated by reference to Exhibit 10 (a) of the Company's report on Form 10-Q for the quarter ended June 30, 2002 (Commission File Number 1-8885).
*	(an)
The Newhall Land and Farming Company Employee Savings Plan (Restated effective January 1, 2002) incorporated by reference to Exhibit 10 (a) of the Company's report on Form 10-Q for the quarter ended September 30, 2002 (Commission File Number 1-8885).
*	(ao)
The Newhall Land and Farming Company 2002 Equity Compensation Plan and Related Form of Agreements incorporated by reference to the Company's Registration Statement on Form S-8 dated September 10, 2002 (Commission File Number 333-99381).
*	(ap)	Severance Agreement between The Newhall Land and Farming Company and Stuart R. Mork effective as of March 1, 2003
	11	Computation of earnings per unit
	21	Subsidiaries of the Registrant
	23(a)	Independent Auditors' Consent
	(b)	Independent Auditors' Consent
99(a)
Articles of Incorporation of Newhall Management Corporation, as amended, incorporated by reference to Exhibit 28(b) to the Com- pany's report on Form 8-K filed December 11, 1990 (Commission File Number 1-8885).
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
(e)
Voting Trust Agreement between Newhall Management Corporation, the Trustee, and the individual shareholders of Newhall Management Corporation incorporated by reference to Exhibit 28(e) of the Company's report on Form 8-K filed December 11, 1990 (Commission File Number 1-8885).
(f)
Partnership Agreement of Newhall General Partnership incorporated by reference to Exhibit 28(e) to Registrant's Registration Statement on Form S-14 filed August 24, 1984, and the Certificate of Amendment of Partnership Agreement of Newhall General Partnership, dated November 14, 1990 incorporated by reference to Exhibit 28(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (Commission File Number 1-8885).
(g)
Limited Partnership Agreement of Newhall Management Limited Partnership, incorporated by reference to Exhibit 28(a) to the Company's report on Form 8-K filed December 11, 1990 (Commission File Number 1-8885).
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
(j)
Amended and Restated Partnership Agreement of Newhall General Partnership incorporated by reference to Exhibit 99 of the Com- pany's report on Form 10-Q for the quarter ended March 31, 2001 (Commission File Number 1-8885).
(k)	Newhall Management Corporation Audit Committee of the Board of Directors Charter (as amended and restated May 17, 2000)
(l)	Certification of Principal Executive Officer incorporated by reference to Exhibit 99 (a) of the Company's report on Form 10-Q for the quarter ended June 30, 2002 (Commission File Number 1-8885).
(m)	Certification of Principal Financial Officer incorporated by reference to Exhibit 99 (b) of the Company's report on Form 10-Q for the quarter ended June 30, 2002 (Commission File Number 1-8885).
(n)	Certification of Principal Executive Officer incorporated by reference to Exhibit 99 (a) of the Company's report on Form 10-Q for the quarter ended September 30, 2002 (Commission File Number 1-8885).
(o)	Certification of Principal Financial Officer incorporated by reference to Exhibit 99 (b) of the Company's report on Form 10-Q for the quarter ended September 30, 2002 (Commission File Number 1-8885).
(p)	Certification of Principal Executive Officer of the Company's Annual Report on Form 10-K for the year ended December 31, 2002

(q)	Certification of Principal Financial Officer of the Company's Annual Report on Form 10-K for the year ended December 31, 2002

*
The items marked above constitute Executive Compensation Plans and Arrangements.

(b)
The following report on Form 8-K was filed in the 2002 fourth quarter.
Item Reported	Date of Report
A news release issued by the Company on February 12, 2003 concerning the resignation of Stuart R. Mork, Senior VicePresident and Chief Financial Officer, and the appointment of Donald L. Kimball, Vice President—Finance and Controller, as acting chief financial officer.	February 12, 2003
A news release issued by the Company on February 28, 2003 announcing that the West Creek ruling has been received and the Company has resolved spineflower and streambed issues.	February 28, 2003

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE NEWHALL LAND AND FARMING COMPANY (a California Limited Partnership) Registrant
	By	Newhall Management Limited Partnership, Managing General Partner
	By	Newhall Management Corporation, Managing General Partner
Date: March 24, 2003	By	/s/ GARY M. CUSUMANO Gary M. Cusumano President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 24, 2003	/s/ GARY M. CUSUMANO Gary M. Cusumano President and Chief Executive Officer Newhall Management Corporation (Principal Executive Officer)
Date: March 24, 2003	/s/ DONALD L. KIMBALL Donald L. Kimball Vice President and Chief Financial Officer (interim) Newhall Management Corporation (Principal Financial Officer)
Date: March 24, 2003	/s/ VICKI M. STILLER Vicki M. Stiller Controller (interim) Newhall Management Corporation (Principal Accounting Officer)

        Directors of Newhall Management Corporation:

Date: March 24, 2003	/s/ GARY M. CUSUMANO Gary M. Cusumano
Date: March 24, 2003	/s/ THOMAS V. MCKERNAN, JR. Thomas V. McKernan, Jr.
Date: March 24, 2003	/s/ HENRY K. NEWHALL Henry K. Newhall
Date: March 24, 2003	/s/ JANE NEWHALL Jane Newhall

Date: March 24, 2003	/s/ PETER T. POPE Peter T. Pope
Date: March 24, 2003	/s/ CARL E. REICHARDT Carl E. Reichardt
Date: March 24, 2003	/s/ THOMAS C. SUTTON Thomas C. Sutton
Date: March 24, 2003	/s/ BARRY LAWSON WILLIAMS Barry Lawson Williams
Date: March 24, 2003	/s/ EZRA K. ZILKHA Ezra K. Zilkha

Certification of Annual Report By Principal Executive Officer Pursuant to
Exchange Act Rules 13a-14 and 15d-14

        I, Gary M. Cusumano, President and Chief Executive Officer of Newhall Management Corporation (Principal Executive Officer), certify that:

        1.    I have reviewed this annual report on Form 10-K of The Newhall Land and Farming Company;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	THE NEWHALL LAND AND FARMING COMPANY (a California Limited Partnership) Registrant
By Newhall Management Limited Partnership, Managing General Partner
By Newhall Management Corporation, Managing General Partner
/S/ GARY M. CUSUMANO Gary M. Cusumano, President and Chief Executive Officer of Newhall Management Corporation (Principal Executive Officer)

Certification of Annual Report By Principal Financial Officer Pursuant to
Exchange Act Rules 13a-14 and 15d-14

        I, Donald L. Kimball, Vice President and Chief Financial Officer (interim) of Newhall Management Corporation, (Principal Financial Officer), certify that:

        1.    I have reviewed this annual report on Form 10-K of The Newhall Land and Farming Company;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	THE NEWHALL LAND AND FARMING COMPANY (a California Limited Partnership) Registrant
By Newhall Management Limited Partnership, Managing General Partner
By Newhall Management Corporation, Managing General Partner
/S/ DONALD L. KIMBALL Donald L. Kimball, Vice President and Chief Financial Officer (interim) of Newhall Management Corporation (Principal Financial Officer)

The Newhall Land and Farming Company

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2002

(Dollars in thousands)

						Gross Amount at Which Carried at December 31, 2002 (C)
			Initial Cost of Development
					Costs Capitalized Subsequent to Completion
Description	Encum- brances		Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation	Year Completed/ Acquired	Depreciable Lives
OPERATING PROPERTIES
Shopping Centers
Valencia Town Center	$14,198		$22,136	$41,425	$7,449	$22,136	$48,874	$71,010	$(18,934)	1992	(D)
Valencia Town Center—Ring Road			804	14,214	1,373	804	15,587	16,391	(3,021)	1998	(D)
River Oaks	(A	)	2,354	5,302	834	2,354	6,136	8,490	(3,234)	1987	(D)
NorthPark Village Square	(A	)	2,701	7,398	(159)	2,701	7,239	9,940	(1,663)	1996	(D)
Hotel
Valencia Hilton Garden Inn (B)			—	—	—	—	—	—	—	1991	(D)
Hyatt Valencia Hotel and Conference Center			2,131	37,497	258	2,131	37,755	39,886	(9,598)	1998	(D)
Office and Mixed Use Projects
Valencia Entertainment Center			2,305	21,148	29	2,305	21,177	23,482	(3,673)	1999	(D)
Valencia Entertainment Center—South			34	6,077	410	34	6,487	6,521	(917)	2000	(D)
Single Tenant Facilities
Retail Store—Trader Joe's			269	547	—	269	547	816	(153)	1994	(D)
Spectrum Health Club			1,000	6,156	—	1,000	6,156	7,156	(1,222)	1997	(D)
Restaurant—El Torito			248	802	—	248	802	1,050	(464)	1986	(D)
Restaurant—Hamburger Hamlet			460	661	—	460	661	1,121	(305)	1990	(D)
Restaurant—Red Lobster			134	—	—	134	—	134	—	1986	(D)
Restaurant—Wendy's			91	300	—	91	300	391	(138)	1984	(D)
Other Properties and Land
Under Lease			1,933	1,264	27	1,933	1,291	3,224	(705)	Various	(D)

TOTAL OPERATING PROPERTIES	14,198		36,600	142,791	10,221	36,600	153,012	189,612	(44,027)

PROPERTIES UNDER DEVELOPMENT
TPC at Valencia Golf Course				13,518			13,518	13,518
Preconstruction costs—various other projects			—	868	—	—	868	868	—

TOTAL PROPERTIES UNDER DEVELOPMENT	—		—	14,386	—	—	14,386	14,386	—

TOTAL	$14,198		$36,600	$157,177	$10,221	$36,600	$167,398	$203,998	$(44,027)

(A)
Secures two financings with a total principal balance of $23.7 million at December 31, 2002.

(B)
Joint venture accounted for as an equity investment.

(C)
The aggregate cost for federal income tax purposes is approximately $274,525 at December 31, 2002.

(D)
Reference is made to Note 2 of the Notes to Consolidated Financial Statements for information related to depreciation.

(E)
Reconciliation of total real estate carrying value for the three years ended December 31, 2002 are as follows: (In thousands)

	2002	2001	2000
Balance at beginning of period	$188,120	$193,800	$328,969
Additions:
Cash expenditures	19,127	13,678	27,441
Deletions:
Cost of real estate sold	(2,771)	(17,247)	(161,343)
Other	(478)	(2,111)	(1,267)

Balance at end of period	$203,998	$188,120	$193,800

(F)
Reconciliation of real estate accumulated depreciation for the three years ended December 31, 2002 are as follows: (In thousands)

	2002	2001	2000
Balance at beginning of period	$37,188	$33,295	$47,909
Additions:
Charged to expense	7,270	7,689	10,272
Deletions:
Cost of real estate sold	(398)	(3,450)	(24,886)
Other	(33)	(346)

Balance at end of period	$44,027	$37,188	$33,295

THE NEWHALL LAND AND FARMING COMPANY

INDEX TO EXHIBITS

Item 15 (a) 3

Exhibit Number	Description
10(ap)	Severance Agreement between The Newhall Land and Farming Company and Stuart R. Mork effective as of March 1, 2003
11	Computation of earnings per unit
21	Subsidiaries of the Registrant
23(a)	Independent Auditors' Consent
23(b)	Independent Auditors' Consent
99(p)	Certification of Principal Executive Officer of the Company's Annual Report on Form 10-K for the year ended December 31, 2002
99(q)	Certification of Principal Financial Officer of the Company's Annual Report on Form 10-K for the year ended December 31, 2002