Form 10-Q
period 2003-03-31
NEWHALL LAND & FARMING CO /CA/
filed 2003-05-07
CIK 751976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Yes  ☒        No  ☐

23,387,705 partnership units outstanding at April 30, 2003

Part I. Financial Information
Item 1. Financial Statements

Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
In thousands, except per unit
	2003	2002
Revenues
Real estate
Residential land sales	$45,299	$16,897
Industrial and commercial sales	8,950	21,761
Commercial operations
Income-producing properties	9,901	9,729
Valencia Water Company	2,742	2,799

	66,892	51,186

Agriculture operations	652	623

Total revenues	$67,544	$51,809

Contribution to income
Real estate
Residential land sales	$16,080	$4,533
Industrial and commercial sales	626	9,687
Community development	(2,687)	(2,890)
Commercial operations
Income-producing properties	2,359	3,040
Valencia Water Company	197	442

	16,575	14,812

Agriculture operations	304	274

General and administrative expense	(4,503)	(2,820)

Operating income	12,376	12,266
Interest and other, net	(599)	(1,143)

Net income	$11,777	$11,123

Net income per unit	$0.51	$0.46

Net income per unit—diluted	$0.50	$0.45

Weighted average number of units used in computing per unit amounts:
Net income per unit	23,203	24,224
Net income per unit—diluted	23,499	24,644
Cash distributions per unit:
Regular	$0.10	$0.10
Special	—	0.13

Consolidated Balance Sheets

In thousands	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents	$52,018	$25,403
Accounts and notes receivable	8,174	6,131
Land under development	27,512	47,428
Land held for future development	19,154	19,154
Income-producing properties, net	163,634	159,971
Property and equipment, net	76,390	76,449
Investment in joint venture	1,234	1,199
Other assets and deferred charges	26,821	23,890

	$374,937	$359,625

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable	$29,800	$35,948
Accrued expenses	48,047	43,119
Deferred revenues	33,209	22,696
Mortgage and other debt	59,927	60,037
Advances and contributions from developers for utility construction	38,583	38,490
Other liabilities	23,581	23,639

Total liabilities	233,147	223,929
Partners' capital
23,396 units outstanding, excluding 13,376 units in treasury (cost-$333,676), at March 31, 2003 and 23,518 units outstanding, excluding 13,254 units in treasury (cost-$330,358), at December 31, 2002	143,068	136,974
Accumulated other comprehensive income	(1,278)	(1,278)

	141,790	135,696

	$374,937	$359,625

Consolidated Statements of Cash Flow
(Unaudited)

	Three Months Ended March 31,
In Thousands
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,777	$11,123
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,895	2,808
Increase in land under development	(11,504)	(21,652)
Cost of sales and other inventory changes	31,420	21,373
Increase in accounts and notes receivable	(2,043)	(19,922)
Increase in accounts payable, accrued expenses and deferred revenues	8,681	6,072
Cost of property sold	1,607	76
Other adjustments, net	(3,018)	(1,240)

Net cash provided by (used in) operating activities	39,815	(1,362)

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of income-producing properties	(7,047)	(3,365)
Purchase of property and equipment	(1,029)	(1,401)
Investment in joint venture	(35)	(88)

Net cash used in investing activities	(8,111)	(4,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid	(2,366)	(5,588)
(Decrease) increase in mortgage and other debt	(110)	18,998
Increase in advances and contributions from developers for utility construction	93	829
Purchase of partnership units	(3,797)	(8,554)
Issuance of partnership units	1,091	1,120

Net cash (used in) provided by financing activities	(5,089)	6,805

Net increase in cash and cash equivalents	26,615	589
Cash and cash equivalents, beginning of period	25,403	3,050

Cash and cash equivalents, end of period	$52,018	$3,639

Supplemental schedule of non-cash investing and financing activities:
Payable for unit repurchases	$(612)	$(81)

Notes to Consolidated Financial Statements

Note 1. Accounting Policies

        The Company's unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles used in the preparation of the Company's annual financial statements. In the opinion of the Company, all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the results of operations for the three months ended March 31, 2003 and 2002 have been made. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found on pages 32 through 45 of the Company's 2002 Annual Report on Form 10-K. In addition, a summary of the accounting policies that management considers significant in the preparation of the Company's consolidated financial statements is included below and in Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Interim financial information for the Company has substantial limitations as an indicator for the calendar year because:

  •
  Land sales occur irregularly and are recognized at the close of escrow, provided profit recognition criteria are met, or, if the Company has an obligation to complete certain future improvements, on the percentage of completion basis.

  •
  Sales of income properties and non-developable farmland occur irregularly and are recognized upon close of escrow provided profit recognition criteria are met.

  •
  Agricultural crops are on an annual cycle and income is recognized upon harvest. Most major crops grown by the Company or its contractors are harvested during the fall and winter.

        Basis of Consolidation:    The consolidated financial statements include the accounts of The Newhall Land and Farming Company and its subsidiaries, which are wholly-owned or controlled by the Company (collectively, "the Company"). All significant intercompany balances and transactions are eliminated.

        Reclassifications:    Certain reclassifications have been made to prior years' amounts to conform to the current year presentation.

        Joint Ventures:    The equity method is used to account for an investment in a joint venture with Hilton Inns, Inc., which is not controlled by the Company.

        Cash and Cash Equivalents:    The Company considers all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents.

        Income-Producing Properties; Property and Equipment:    Property is stated at cost. Depreciation is provided on the straight-line basis over the estimated useful lives of the various assets without regard to salvage value. Lives used for calculating depreciation are as follows: buildings—25 to 40 years; equipment—3 to 10 years; water supply systems, orchards and other—5 to 75 years.

        Impairment of Assets:    Long-lived assets and assets held for sale are reviewed for impairment whenever events or changes in circumstances indicate that an impairment may have occurred. No impairment loss was recorded in the 2003 first quarter or in fiscal year 2002.

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

	Three Months Ended March 31,
In thousands, except per unit
	2003	2002
Net income, as reported	$11,777	$11,123
Total stock-based employee compensation expense	(912)	(640)

Pro forma net income	$10,865	$10,483

Net income per unit
Basic—as reported	$0.51	$0.46
Basic—pro forma	0.47	0.43
Diluted—as reported	0.50	0.45
Diluted—pro forma	0.46	0.43

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

Note 2. Details of Land Under Development

(In $000)	March 31, 2003	December 31, 2002
Residential development	$19,721	$27,706
Industrial and commercial land development	7,324	19,722
Agriculture	467	—

Total land under development	$27,512	$47,428

Note 3. Details for Earnings per Unit Calculation

(In 000's except per unit)	Income (numerator)	Units (denominator)	Per Unit
For three months ended March 31, 2003
Net income per unit
Net income available to unitholders	$11,777	23,203	$0.51
Effect of dilutive securities
Unit options	—	296	(0.01)

Net income per unit—diluted	$11,777	23,499	$0.50

For three months ended March 31, 2002
Net income per unit
Net income available to unitholders	$11,123	24,224	$0.46
Effect of dilutive securities
Unit options	—	420	(0.01)

Net income per unit—diluted	$11,123	24,644	$0.45

Note 4. Details of Income-Producing Properties and Property and Equipment

(In $000)	March 31, 2003	December 31, 2002
Income-producing properties
Land	$36,600	$36,600
Buildings	132,420	134,002
Other	11,544	9,655
Properties under development	28,448	23,741

	209,012	203,998
Accumulated depreciation	(45,378)	(44,027)

	$163,634	$159,971

Property and equipment
Land	$3,760	$3,760
Buildings	6,082	6,034
Equipment	8,623	8,957
Water supply systems, orchards and other	93,440	91,465
Construction in progress	5,486	7,188

	117,391	117,404
Accumulated depreciation	(41,001)	(40,955)

	$76,390	$76,449

Note 5. Disclosure about Certain Financial Statement Captions

        Land under development—The $19.9 million decrease in land under development at March 31, 2003 compared to the prior year end was primarily due to $31.4 million in cost allocations to residential lot sales and commercial and industrial land sales reported in the financial results for the period. This was partially offset by $11.5 million in project costs capitalized during the 2003 first quarter. (See definitions of project costs and cost allocations in the "Critical Accounting Policies and

Estimates" section of Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.)

        Deferred revenues—The $10.5 million increase in deferred revenues for the 2003 first quarter compared to the prior year end was primarily attributable to $16.3 million in deferred revenues for certain commercial land and residential lot sales recorded under percentage of completion accounting in the period. (See definition of percentage of completion in the "Critical Accounting Policies and Estimates" section of Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.) Deferred revenues recorded at December 31, 2002 for certain commercial land and residential lot sales in the prior year decreased $6.2 million as a result of the recognition of revenue in the 2003 first quarter in accordance with percentage of completion accounting.

Note 6. Business Segment Reporting

        The following table provides financial information regarding revenues from external customers, income and total assets for the Company's business segments and also provides a reconciliation to the Company's consolidated totals:

	Three months ended March 31, 2003
(In $000)	Revenues	Contribution to Income	Assets
Real Estate
Residential	$45,299	$16,199	$20,951
Industrial and commercial	8,950	835	22,053
Community development	—	(2,445)	34,553
Income-producing properties	9,901	2,396	156,624
Valencia Water Company	2,742	253	77,523
Agriculture	652	330	6,129
Central administration	—	(3,942)	57,104
Other	—	(1,250)	—

	67,544	12,376	374,937
Interest and other, net	—	(599)	—

	$67,544	$11,777	$374,937

	Three months ended March 31, 2002
(In $000)	Revenues	Contribution to Income	Assets
Real Estate
Residential	$16,897	$4,652	$45,188
Industrial and commercial	21,761	9,896	60,461
Community development	—	(2,647)	34,104
Income-producing properties	9,729	3,078	152,868
Valencia Water Company	2,799	497	73,365
Agriculture	623	300	7,586
Central administration	—	(2,260)	8,813
Other	—	(1,250)	—

	51,809	12,266	382,385
Interest and other, net	—	(1,143)	—

	$51,809	$11,123	$382,385

Note 7. New Accounting Pronouncements

        On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this statement will not have a material effect on the Company's results of operations and financial condition for the year ended December 31, 2003.

        On January 1, 2003, the Company adopted SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value recognition provision of recording stock option expense. SFAS No. 148 also requires disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock options on reported net income and net income per unit in annual and interim financial statements. The Company continues to account for stock-based employee compensation using the intrinsic value method allowed under APB Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, no expense will be recorded for stock options. Therefore, the adoption of this statement by the Company will not have a material effect on the Company's results of operations or financial condition for the year ended December 31, 2003.

        On January 1, 2003, the Company adopted FASB Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others. FIN 45 changes the current practice in accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. The adoption of this interpretation will not have a material effect on the Company's results of operations and financial condition for the year ended December 31, 2003.

        In January 2003, the Financial Accounting Standards Board issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and provides guidance on the identification of entities for which control is achieved through means other than through voting rights, referred to as "variable interests", and how to determine when and which business enterprise should consolidate the variable interest entity (VIE). This new model for consolidation applies to an entity which either (1) the equity investors, if any, do not have a controlling financial interest or (2) the equity investment at risk is sufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. The Company is currently evaluating the impact this interpretation will have on its financial statements.

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

        The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found on pages 32 through 45 of the Company's 2002 Annual Report on Form 10-K. The accounting policies used by the Company in the preparation of its consolidated financial statements as they relate to its business segments are presented above in Note 1 to the consolidated financial statements. A summary of the accounting policies management considers significant in the preparation of the Company's consolidated financial statements follows. In 2002, the Company's audit committee reviewed the selection, application and disclosure of the Company's critical accounting policies.

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

        Stock-based employee compensation—The Company accounts for stock-based employee compensation using the intrinsic value method allowed under APB Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation expense is reflected in net income, as options granted under the Company's plans have an exercise price equal to the market value of the Company's partnership units on the date of grant. Refer to Note 1 to the consolidated financial statements for additional disclosures, including the pro forma effect for the fair value method of accounting (expensing) for stock-based employee compensation.

RESULTS OF OPERATIONS

Comparison of First Quarter of 2003 to First Quarter of 2002
(Unaudited)

        The amounts of increase or decrease in revenues and net income from the prior year first quarter are as follows (in 000s, except per unit):

	Three months Increase (Decrease)
	Amount	%
Revenues
Real estate
Residential land sales	$28,402	168%
Industrial and commercial sales	(12,811)	-59%
Commercial operations
Income-producing properties	172	2%
Valencia Water Company	(57)	-2%
Agriculture operations	29	5%

Total revenues	$15,735	30%

Contribution to Income
Real estate
Residential land sales	$11,547	255%
Industrial and commercial sales	(9,061)	-94%
Community development	203	7%
Commercial operations
Income-producing properties	(681)	-22%
Valencia Water Company	(245)	-55%
Agriculture operations	30	11%
General and administrative expense	(1,683)	-60%

Operating income	110	1%
Interest and other, net	544	48%

Net income	$654	6%

Net income per unit	$0.05	11%

Net income per unit—diluted	$0.05	11%

Weighted average number of units used in computing per unit amounts:
Net income per unit	(1,021)	-4%

Net income per unit—diluted	(1,145)	-5%

        The Company's results for the 2003 first quarter reflect the continuance the strong residential market experienced in fiscal year 2002. During the 2003 first quarter, escrows closed on the entire 759 residential lots in the Company's Creekside community, which completes the residential lots being marketed for sale to merchant builders in 2003. Additionally, during the period, escrows closed on four custom estate lots in the Westridge golf course community. During the three months ended March 31, 2003, merchant builders sold 239 new homes on lots previously purchased from the Company compared to 426 new homes for the same period in the prior year. The reduction in new home sales during the 2003 first quarter was due primarily to the pent-up demand after the September 11, 2001 tragedy, which resulted in record first quarter home sales in 2002. At March 31, 2003, merchant builders had 433 homes in escrow and unsold inventory of 2,101 lots previously purchased from the Company, compared to 445 homes in escrow and unsold inventory of 1,124 lots at the end of the 2002 first quarter. While the Company does not participate directly in profits generated from escrow closings by merchant builders, indirectly the Company generally shares with the merchant builders in the overall revenues and profits of home building projects above agreed upon thresholds. The sale of previously sold lots to homebuyers is also key to the Company's future success in selling additional lots.

        Industrial and office land sales were not major contributors to the Company's 2003 first quarter results. However, demand in these sectors appears to be improving. As the regional economy recovers, businesses are expected to look to Valencia to relocate to larger, more modern facilities to accommodate their growth.

        For the three months ended March 31, 2003, the Company reported revenues of $67.5 million compared to $51.8 million for the three months ended March 31, 2002. Net income of $11.8 million, or $.50 per unit, was reported for the 2003 first quarter compared to net income of $11.1 million, or $.45 per unit, for the 2002 first quarter. Despite revenues increasing 30% from the prior year, net income for the 2003 first quarter increased only 6% over the same period in 2002. This was primarily due to the mix of residential lot sales and commercial and industrial land sales during the periods and their respective profit margins together with a temporary increase in general and administrative expenses for the 2003 first quarter.

        The sales of all 759 residential lots in the Company's Creekside community, of four custom home sites in the Westridge golf course community, and continuing operations of the Company's income-producing portfolio were the primary contributors to the Company's 2003 first quarter results. Combined, these contributed $48.9 million to revenues and $17.3 million to net income. In addition, the sale of 18.3 acres of industrial and commercial land contributed $7.9 million to revenues and $1.7 million to net income for the three months ended March 31, 2003.

        The sale of 312 residential lots in the Company's Westridge golf course community and the sale of 39 acres of commercial land, together with continuing operations of the Company's income-producing portfolio, were the primary contributors to the 2002 first quarter, which, combined, contributed $46.2 million to revenues and $18.5 million to net income.

        The Company's 2003 business plan anticipates that the majority of the Company's revenues will be generated from residential, commercial and industrial land sales and its portfolio of income-producing properties. The entire community of Creekside, consisting of 759 entitled, improved residential lots, was sold to merchant builders during the first quarter of 2003. These 759 lots complete the Company's residential lot sale offerings to merchant builders in 2003. The Company's residential focus for the balance of 2003 is on selling 26 custom, residential lots in Westridge. As of March 31, 2003, four of these custom home sites had closed escrow. Combined, the sales price of these 785 residential lots is expected to total approximately $64 million. The business plan for 2003 also includes the sale of 64 acres of industrial and commercial land with a combined expected sales price of $46 million. As of March 31, 2003, escrows had closed on 18.3 acres of commercial and industrial land, and 31 acres of commercial land were in escrow, with closings expected beginning later this year. The Company's portfolio of income-producing properties is expected to generate net operating income of approximately $22 million, after accounting for approximately $700,000 in projected start-up expenses for the Tournament Players Club® at Valencia championship golf course, which is planned for opening in the summer of 2003 in the Company's Westridge community. After deductions for administrative expenses and depreciation, the portfolio is expected to contribute approximately $10 million to net income in 2003.

        The ability of the Company to complete sales in 2003 will be dependent upon a variety of factors including, but not limited to, identification of suitable buyers for its land, reaching agreement with the buyers on definitive terms, the successful completion of the due diligence work by buyers, the availability of financing to suitable buyers, satisfactory resolution of regulatory and legal issues, and market and other conditions, many of which are beyond the control of the Company. Generally, revenues and income from land sales are recorded under the percentage of completion method of accounting. Accordingly, certain revenues and income from land sales may be deferred to future periods when the Company has an obligation to complete development on a property sold.

Residential Land Sales

        The Company primarily sells lots to merchant builders who, in turn, build homes for sale. Revenues and income are recorded when title is transferred to the merchant builder. Generally, residential lot sale agreements contain a provision whereby the Company will receive from the merchant builder a portion of the home sales prices above an agreed upon base price (price participation) and/or in the overall profitability of the home building project after the merchant builder has received and agreed upon return (profit participation). If home prices and/or project profitability fall short of the participation thresholds, the Company receives no additional revenues or income and has no financial obligation to the builder.

        The entire 759 lots in the Creekside community were sold to merchant builders in the 2003 first quarter, contributing $37.2 million to revenues and $13.9 million to income under the percentage of completion method of accounting. In addition, escrows closed on four custom estate lots in the Westridge community, contributing $1.7 million to revenues and $1.0 million to income. Results for the three-month period ended March 31, 2003 also included recognition under percentage of completion accounting of $5.2 million in revenues and $1.8 million in income from prior year lot sales and $1.1 million received from merchant builders under price and profit participation agreements related to prior year lot sales. At March 31, 2003, seven custom estate lots were in escrow for a combined sales price of $3.3 million. No residential lots were in escrow to merchant builders at the end of the 2003 first quarter. All escrow closings are subject to market and other conditions beyond the control of the Company.

        A total of 312 residential lots in the Company's Westridge golf course community were sold in the 2002 first quarter, contributing $14.8 million to revenues and $4.2 million to income under percentage of completion accounting. Additionally, the results for the three-month period ended March 31, 2002 included recognition under percentage of completion accounting of $2.0 million in revenues and $673,000 in income from prior year lot sales.

        Residential lots sales in 2004 are expected to be minimal due to the Court of Appeals ruling received on February 27, 2003 related to water availability for the Company's West Creek community. The Court referred the issue of water availability back to the County of Los Angeles for further review. This will require the Company to participate in further public proceedings before the County of Los Angeles. The Company anticipates this process and further court proceedings could take approximately 18 months. However, the actual time required will depend on a number of factors that make it difficult to estimate the time required to complete court proceedings. Therefore, initial realization of value from West Creek lots may not occur until late 2005.

Industrial and Commercial Sales

Industrial Land Sales

        One 5.7-acre industrial parcel closed escrow in the 2003 first quarter, contributing $2.8 million to revenues and $409,000 to income. No industrial land was sold during the 2002 first quarter.

        Industrial land sales activity remained slow during the 2003 first quarter as the market continued to absorb space being brought to market from significant land sales in previous years. At March 31,

2003, the Company had 365 net acres of entitled industrial land remaining in Valencia. There are indications the local market for industrial property is strengthening as the industrial vacancy rate in Valencia continued to improve to a rate of less than 10% at March 31, 2003 compared to 12% at December 31, 2002. The Company expects to market for sale approximately 23 acres of industrial land in 2003, including the 5.7-acre parcel which closed in the 2003 first quarter.

Commercial Land Sales

        For the three-month period ended March 31, 2003, escrows closed on four commercial parcels totaling approximately 13 acres. These sales, combined, contributed $5.1 million to revenues and $1.3 million to income under percentage of completion accounting.

        During the 2002 first quarter, six commercial parcels totaling approximately 39 acres closed escrow, contributing $21.7 million to revenues and $11.3 million to income under percentage of completion accounting. These sales included three parcels located in the Westridge golf course community, which, combined, contributed $16.2 million to revenues and $8.5 million to income. These Westridge sales included a 7.5-acre site for 230 apartment units, a 10.9-acre parcel for a neighborhood shopping center and a 3.9-acre parcel for an office building. Additional parcels that were sold in the 2002 first quarter included a 7.4-acre site for a retail center and a 7.8-acre restricted-use parcel, planned for a tennis and recreation club, both located in the North River area of Valencia, which, combined, contributed $4.8 million to revenues and $2.4 million to income.

        At March 31, 2003, five commercial parcels totaling approximately 31 acres were in escrow for about $25 million. Three of these escrows for approximately $17 million are expected to close in 2003. The remaining escrows are expected to close in 2004. At March 31, 2002, two commercial parcels totaling 21 acres were in escrow. One of these escrows closed in 2002. The remaining escrow closed during the 2003 first quarter and is reflected in the results for the quarter. All escrow closings are subject to market and other conditions beyond the control of the Company.

Community Development

        Community development expenses for the first quarter of 2003 decreased 7% from the comparative prior year first quarter primarily due to a reduction in marketing expenses related to the Company's streamlining of its administration, sales and marketing efforts. For fiscal year 2003, community development expenses are expected to decrease about 40% over 2002 levels, due to the Company's anticipated reduction in marketing expenses and a decrease in costs related to certain legal challenges, which expense reductions are anticipated to be partially offset by continuing expenses related to obtaining entitlements and planning for the completion of the projected sellout of Valencia residential land, and positioning Newhall Ranch to commence development.

        On March 25, 2003, the Los Angeles County Board of Supervisors conducted a public hearing on the Newhall Ranch Specific Plan. At the conclusion of the public hearing, the Board of Supervisors instructed County staff to prepare the proposed final environmental documentation and proposed resolutions, ordinance and findings and conditions for the project Specific Plan and continue the matter to the Board of Supervisors' May 27, 2003 meeting for further consideration and possible action. The Board's proposed action would require a reduction of approximately 730 housing units and 132,000 square feet of commercial and office space to reflect the removal of 64 acres from development in order to provide for the Spineflower preserves required under the terms of the settlement agreement with the California Department of Fish and Game and the Los Angeles County District Attorney. Based on the Board of Supervisors' proposed conditions, the maximum number of housing units would be reduced to 20,885 and the maximum amount of commercial, industrial and office space would be limited to 5,549,000 square feet. Subject to a favorable vote at the May 27, 2003 Board of Supervisors' meeting, the Company could return to the Kern County Superior Court later in 2003 for resolution of the six issues that were identified by the Court as requiring further environmental review. The target date for the commencement of initial development of Newhall Ranch remains 2006. The length of time necessary to obtain completion of governmental review and approvals necessary for the project, and the timing of any judicial processes that may result, are difficult to predict and actual commencement of development may be delayed beyond the target date.

Income-Producing Properties

        For the first three months of 2003, revenues and income generated by the Company's income-producing portfolio were $9.9 million and $2.4 million, respectively. The 2% increase in revenue compared to the 2002 first quarter was primarily due to rent increases and increased occupancy for the retail master lease, 51,000 square feet of retail space leased-back as part of the sale by the Company of four office buildings in 2000. The 22% decrease in income compared to the first three months of 2002 was primarily due to higher operating expenses at the existing properties and to pre-opening and marketing expenses for the Tournament Players Club® at Valencia championship golf course, which is scheduled to open in the summer of 2003.

        At March 31, 2003, NorthPark Village Square and River Oaks Shopping Center were 100% leased. Valencia Town Center regional shopping mall was 79% leased at the end of the 2003 first quarter. The primary contributor to the vacancy was approximately 12% of non-anchor gross leasable area that was not available for occupancy due to the second phase of the remodel project commencing at the property. The second phase of the remodel is to create new retail space in the former food court location. The Company's 244-room Hyatt Valencia Hotel showed improved performance in its occupancy rate with 75% during the 2003 first quarter compared to 72% for the 2002 first quarter, while the occupancy rate for the 152-room Hilton Garden Inn decreased from 77% for the 2002 first quarter to 73% for the 2003 first quarter. In addition, the average daily rate for the Hyatt Valencia Hotel for the 2003 first quarter was $114 compared to $115 for the 2002 first quarter. The average daily rate for the Hilton Garden Inn remained constant at $88 for the 2003 and 2002 first quarters.

        For 2003, the Company expects the portfolio of income-producing properties to generate revenues approximately 8% higher and income approximately 11% lower than 2002's results. Increased revenues are primarily due to the commencement of operation at the Tournament Players Club® at Valencia championship golf course in the summer of 2003 together with an increase in Valencia Town Center regional shopping mall revenues due to the opening of the remodeled food court area and new retail space. The decrease in projected income is primarily the result of an anticipated loss from operation of the golf course due to initial start-up costs and pre-opening expenses.

        Results for the 2002 first quarter included the favorable effect of the cessation of depreciation totaling $19,000 on income-producing properties held for sale. One minor income property was sold in the 2002 fourth quarter. There were no properties held for sale at March 31, 2003.

Valencia Water Company

        Valencia Water Company is a regulated public water utility and a wholly-owned subsidiary of the Company serving approximately 25,000 metered connections. Revenues for the three months ended March 31, 2003 were $2.7 million compared to $2.8 million in the comparable 2002 period. The 2% decrease was primarily the result of a February 2002 water rate reduction of 4.85%, partially offset by a 5% increase in the number of the water company's metered connections. Net income for the 2003 first quarter declined 55% to $197,000 from $442,000 for the 2002 first quarter, primarily due to higher administrative expenses and expenses related to legal proceedings in which Valencia Water Company is involved.

        In January 2002, Valencia Water Company was notified by the California Public Utilities Commission (CPUC) of the Commission's desire to perform a review of the utility's authorized rate of return based upon its approved rate structure. The review was completed in February 2002 and resulted in a 4.85% reduction in Valencia Water Company's authorized water billing rates. In March 2002, Valencia Water Company filed a general rate case with the CPUC. A proposed decision was received in April 2003 and a final decision is expected by the end of the second quarter 2003. It is anticipated that the final decision from the CPUC will result in a slight increase to the water company's authorized revenues over current revenues.

Agricultural Operations

        The Company's remaining agricultural properties include the 14,000-acre New Columbia Ranch in Madera County and the 1,250-acre Newhall Orchard in Ventura County. In prior years, most of the remaining 14,750 acres in Ventura County owned by the Company has been leased for cattle grazing. At March 31, 2003, there was no lessee for this land. The Company is currently seeking a new lessee. The Company has leased out a majority of the New Columbia Ranch to farming tenants in 2003 to minimize the Company's fixed overhead costs and its exposure to crop commodity price fluctuations.

        For the quarter ended March 31, 2003, agriculture revenues and income, including the Company's energy operations, were $652,000 and $304,000, respectively, compared to revenues and income of $623,000 and $274,000, respectively, for the same period in 2002. The 5% increase in revenues was primarily due to the increase in leased acreage at New Columbia Ranch combined with higher oil and gas prices during the quarter. The 11% increase in income was due to the increased revenues and a reduction in overhead costs related to the leasing of land to farming tenants at New Columbia Ranch.

General and Administrative Expense

        General and administrative expenses for the 2003 first quarter increased approximately 60% compared to the same period in the prior year primarily due to one time expenses associated with separation pay and related charges connected with the Company's streamlining of its administration, sales and marketing efforts during the 2003 first quarter to better align the Company with its strategic direction. However, for all of 2003, general and administrative expenses are expected to remain comparable to 2002 levels and to decrease by approximately 20% in 2004.

Interest and Other, net

        Interest and other, net decreased 48% for the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002. The decrease is primarily due to lower interest expense on lines of credit due to lower outstanding balances combined with an increase in interest capitalized to the Company's active construction projects, partially offset by a decrease in interest income from promissory notes accepted by the Company in conjunction with certain commercial land and residential lot sales. Interest expense in 2003 is expected to be approximately 5% higher than 2002 due to anticipated borrowings against available lines of credit.

FINANCIAL CONDITION

Liquidity and Capital Resources

        At March 31, 2003, the Company had cash and cash equivalents of $52.0 million and $160.1 million in available lines of credit, net of $23.9 million in outstanding letters of credit. At that date, there were no borrowings outstanding on unsecured lines of credit or a revolving mortgage facility. The Company had fixed rate debt outstanding totaling $59.9 million. The Company believes it has adequate sources of cash from operations and debt capacity, combined with proceeds from anticipated land sales, to finance future operations on both a short- and long-term basis and to fund unit repurchases. (See additional information on the unit repurchase program below.) The Company utilizes its available debt capacity to fund ongoing operations, as well as to fund administration and legal costs to bring future projects online over the longer term in order to enable the Company to complete the development of Valencia and to begin development of Newhall Ranch. As a guideline, the Company targets total debt not to exceed 60% of the appraised value of the income portfolio. The Company ended the 2003 first quarter with a conservative debt to income portfolio value ratio of 22%, which the Company believes will provide adequate debt capacity to fund operations and continue unit repurchases. At March 31, 2003, there was no debt secured by the Company's raw land or land under development inventories.

        In May 2001, the Board of Directors authorized a unit repurchase program of up to 2,520,000 units, or 10% of the then outstanding units. In accordance with the program, the Company repurchases units from time to time at prevailing market prices and, depending on market conditions, either through the open market, or unsolicited negotiated transactions. Repurchases are generally funded from cash flow generated from normal business operations. As of March 31, 2003, a total of 2,110,975 units had been repurchased under this program for $61.0 million, or an average unit price of $28.91. Of this total, 153,790 units were repurchased during the 2003 first quarter for $4.4 million, or an average unit price of $28.67. A total of 409,025 units remained to be repurchased under this program at March 31, 2003. Completion of the repurchase program is planned for 2003 and is expected to require approximately $12 million in addition to the amounts expended through March 31, 2003. Factors that could affect the Company's ability to complete its unit repurchase program include, but are not limited to, governmental approvals, changing market and economic conditions, changing interest rates, challenges to governmental approvals and finding suitable buyers for certain properties. The Company's

Board of Directors may approve additional repurchases of partnership units after completion of the current program after taking into account the Company's earnings, financial conditions and prospects.

        For the 2003 first quarter, the Company invested approximately $341,000 (net of $3.3 million in fee reimbursements received from the Valencia Bridge and Thoroughfare District) in major roads and freeway infrastructure improvements primarily within Valencia, which amounts are included in land under development on the accompanying balance sheet. In addition, the Company invested approximately $3 million in the remodel of the former Edwards Theatres' space in Valencia Town Center regional mall to relocate the existing food court and create retail space, and approximately $4 million on the construction of Tournament Players Club® at Valencia championship golf course, in the Company's Westridge community, which amounts are included in income-producing properties on the accompanying balance sheet. For the remainder of 2003, the Company expects to invest approximately $15 million in major roads and freeway infrastructure improvements to enable the Company to continue its land sales program in Valencia. In addition, approximately $11 million is expected to be invested in Valencia Town Center regional mall to complete the relocation of the existing food court and the creation of new retail space. Additionally, the Company expects to invest another approximately $7 million on the completion of the golf course and clubhouse. At March 31, 2003, there were no other material commitments for capital expenditures.

        The following discussion relates to principal items in the Consolidated Statements of Cash Flows:

Operating Activities

        Net cash provided by operating activities totaled $39.8 million for the 2003 first quarter. Cash generated from operating activities included the sales of the entire 759 residential lots in the Company's Creekside community, four custom home sites in the Westridge golf course community, and approximately 18 acres of commercial and industrial land. Together, with revenue from the Company's portfolio of income-producing properties, these sources contributed $56.8 million to revenues. This was offset by the acceptance by the Company of $2.0 million in promissory notes in conjunction with the terms of certain commercial land sales during the quarter. These notes have maturity dates prior to December 31, 2003. Cash used in operating activities included the use of approximately $11.5 million for land development expenditures, primarily related to land preparation and infrastructure improvements to ready land for development or sale. Additional uses of cash included payment of the Company's general and administrative expenses and interest expense.

        Net cash used by operating activities totaled $1.4 million for the 2002 first quarter. For the three months ended March 31, 2002, revenue generated from operating activities included the sale of 312 residential lots, the sale of approximately 39 commercial acres and revenue from the Company's portfolio of income-producing properties, combined for a total of $46.2 million. This was offset by the acceptance by the Company of $18.7 million in promissory notes in conjunction with the terms of certain commercial land and residential lot sales. These notes matured prior to December 31, 2002. Cash used by operating activities also included $21.7 million of expenditures for land under development inventories mostly related to land preparation and infrastructure improvements to ready land for development or sale. Additional uses of cash included payment of the Company's general and administrative expenses and interest expense.

Investing Activities

        For the three months ended March 31, 2003 and March 31, 2002, expenditures for development of income-producing properties totaled $7.0 million and $3.4 million, respectively, and, for both periods were primarily for the Valencia Town Center food court remodel and expansion, and construction of Tournament Players Club® at Valencia championship golf course, in the Company's Westridge community.

        Purchase of property and equipment totaled $1.0 million for the three-month period ended March 31, 2003 compared to $1.4 million for the same 2002 period. Investments in both periods were primarily for water utility construction.

Financing Activities

        Distributions to unitholders totaling $2.4 million and $5.6 million were made in the 2003 and 2002 first quarters, respectively, consisting of a $.10 per unit regular distribution in each quarter and a $.13 per unit special distribution in the 2002 first quarter. No special distribution was made in the 2003 first quarter. The Company declared a regular quarterly distribution of $.10 per unit, payable June 9, 2003 to unitholders of record on May 2, 2003. The Company's usual practice is to provide sufficient distributions, including special distributions, to pay the taxes associated with Company earnings. The declaration of distributions and the amount declared, are determined by the Board of Directors on a quarterly basis taking into account the Company's earnings, financial condition and prospects.

        At March 31, 2003, the Company had outstanding balances in mortgage and other debt of $59.9 million versus $104.5 million at March 31, 2002. The $44.6 million decrease was primarily due to the absence of any outstanding borrowings on the Company's available lines of credit at March 31, 2003 versus $42.8 million outstanding at March 31, 2002. The reduced borrowings on the lines of credit were due to strong operating cash flow, primarily from residential lot sales, and a reduced pace of repurchases of partnership units compared to the 2002 first quarter. The remaining decrease was due to principal payments on the Company's outstanding fixed rate debt based on contractual terms partially offset by an increase in the outstanding principal on community facilities bonds due to the refinance of the bonds in October 2002. The Company's lines of credit are available to fund recurring operations, distributions and repurchases of partnership units. The New Columbia Ranch secures a $9.6 million non-recourse mortgage, which matures on November 1, 2003. The Company plans to refinance the mortgage this year.

        During the three months ended March 31, 2003, the Company repurchased 153,790 partnership units for $4.4 million, or an average unit price of $28.67. For the three-month period ended March 31, 2002, a total of 286,935 partnership units were repurchased for the aggregate amount of $8.6 million, or an average unit price of $30.10 per unit.

New Accounting Pronouncements

        On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this statement will not have a material effect on the Company's results of operations and financial condition for the year ended December 31, 2003.

        On January 1, 2003, the Company adopted SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value recognition provision of recording stock option expense. SFAS No. 148 also requires disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock options on reported net income and net income per unit in annual and interim financial statements. The Company continues to account for stock-based employee compensation using the intrinsic value method allowed under APB Opinion No. 25, Accounting for Stock Issued to Employees, and, as such, no expense will be recorded for stock options. Therefore, the adoption of this statement by the Company will not have a material effect on the Company's results of operations or financial condition for the year ended December 31, 2003.

        On January 1, 2003, the Company adopted FASB Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others. FIN 45 changes the current practice in accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. The adoption of this interpretation will not have a material effect on the Company's results of operations and financial condition for the year ended December 31, 2003.

        In January 2003, the Financial Accounting Standards Board issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and provides guidance on the identification of entities for which control is achieved through means other than through voting rights, referred to as "variable interests", and how to determine when and which business enterprise should consolidate the variable interest entity (VIE). This new model for consolidation applies to an entity which either (1) the equity investors, if any, do not have a controlling financial interest or (2) the equity investment at risk is sufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. The Company is currently evaluating the impact this interpretation will have on its financial statements.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

        Except for historical matters, the matters discussed in this report are forward-looking statements that involve inherent risks and uncertainties. We have tried, wherever practical, to identify these forward-looking statements by using words like "anticipate," "believe," "estimate," "target," "project," "expect," "plan," and similar expressions. Forward-looking statements include, but are not limited to, statements about plans; opportunities; anticipated regulatory approvals or actions; potential litigation outcomes; negotiations; market and economic conditions; development, construction, and sales activities; and availability of financing.

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

        Economic Conditions:    Development of residential, industrial and commercial real estate can be significantly impacted by general and local economic conditions, which are beyond the control of the Company. The Company's real estate operations are concentrated in north Los Angeles County. The southern California economy is profoundly affected by the entertainment, technology and defense industries and certain other business segments. Consequently, all sectors of the Company's real estate operations tend to be cyclical. The regional, state and national economies have slowed. There can be no assurances that the slowdown will not worsen or the economy will recover in the near future.

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

        Competition:    The sale and leasing of residential, industrial and commercial real estate is highly competitive, with competition coming from numerous and varied sources. The degree of competition is affected by such factors as the supply of real estate available comparable to that sold and leased by the Company and the level of demand for such real estate. Currently, the residential market in the Santa Clarita Valley, including Valencia, remains strong and has been capturing an increasing portion of Los Angeles County's new home sales. However, there is no assurance that this trend will continue. Although there are indications the local market for industrial property is strengthening, the industrial market in Valencia is experiencing limited demand and vacancy rates remain high since the national and regional economies have slowed. In addition, local competition has intensified as other business parks within the area have opened or are in the planning stages.

        Geographic Concentration:    The Company's real estate development activities are focused on the 18,100 acres that it owns in north Los Angeles County. The Company's entire commercial real estate income portfolio is located in the Valencia area. Therefore, any economic or other factors affecting that concentrated area, such as changes in the housing market, economic conditions and environmental factors, which cannot be predicted with certainty, could affect future results.

        Exposure to Natural Occurrences and Acts of Terror:    The Company's assets and real estate operations may be adversely affected by natural occurrences such as earthquakes and weather conditions, and acts of terrorism or armed conflict that may cause damage to assets, delay progress and increase the costs of infrastructure construction and land development, impact the economy generally or locally, and affect the pace of sales.

        Government Regulation and Entitlement Risks:    In developing its projects, the Company must obtain the approval of numerous governmental authorities regulating such matters as permitted land uses, density and traffic, and the provision of utility services such as electricity, water and waste disposal. In addition, the Company is subject to a variety of federal, state and local laws and regulations concerning protection of health and the environment. This government regulation affects the types of projects, which can be pursued by the Company and increases the cost of development and ownership. The Company devotes substantial financial and managerial resources to comply with these requirements. To varying degrees, certain permits and approvals will be required to complete the developments currently being undertaken or planned by the Company. Furthermore, the timing, cost and scope of planned projects may be subject to legal challenges. (See following "Litigation" discussion.) In addition, the continued effectiveness of permits already granted may be subject to factors such as changes in policies, rules and regulations and their interpretation and application. The ability to obtain necessary approvals and permits for its projects may be beyond the Company's control and could restrict, delay or prevent development of new projects. The Company's results of operations in any period will be affected by the amount of entitled properties the Company has in inventory.

        Litigation:    The land use approval processes the Company must follow ultimately to develop its projects have become increasingly complex. Moreover, the statutes, regulations and ordinances governing the approval processes provide third parties opportunities to challenge the proposed plans and approvals. As a result, the prospect of, and actual, third-party challenges to planned real estate developments have provided additional uncertainties in real estate development planning and entitlement activities. Third-party challenges in the form of litigation will, by their nature, adversely affect the length of time required to obtain the necessary approvals. In addition, adverse decisions arising from any litigation increase the costs and may adversely affect the design, scope, plans and profitability of a project.

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

Part 1. Financial Information
Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt. At March 31, 2003, the Company had no outstanding variable rate debt and $59.9 million of outstanding fixed rate debt with interest rates ranging from 5.76% to 8.45%.

        The table below presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt at March 31, 2003 by expected maturity dates:

Dollars in thousands	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Mortgage and Other Debt
Fixed Rate Debt	$9,945	$499	$557	$22,314	$75	$26,537	$59,927	$63,815	(2)
Weighted Average Interest Rate	8.41%	7.41%	7.35%	7.44%	5.76%	6.69%	7.26%
Variable Rate Debt(1)							$—	$—
Weighted Average Interest Rate

(1)
The Company has a $50 million revolving mortgage facility which bears interest at LIBOR plus 1.40% against which no borrowings were outstanding at March 31, 2003. The Company also has unsecured lines of credit consisting of a $130 million line on which the interest rate is LIBOR plus 1.40% and a $2 million line on which the rate is LIBOR plus 1.25%, against which no borrowings were outstanding, respectively, at March 31, 2003.

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

        The table below presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt at December 31, 2002 by expected maturity dates:

Dollars in thousands	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Mortgage and Other Debt
Fixed Rate Debt	$10,055	$499	$557	$22,314	$75	$26,537	$60,037	$64,045
Weighted Average Interest Rate	8.40%	7.41%	7.35%	7.44%	5.76%	6.69%	7.26%
Variable Rate Debt (1)							$—	$—
Weighted Average Interest Rate

        There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. The Company manages its interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt in order to maintain variable rate exposure at an acceptable level and by taking advantage of favorable market conditions for long-term debt. In addition, the Company's guideline for total debt is not to exceed 60% of the appraised value of the income portfolio. As of March 31, 2003, the Company's debt to income portfolio value ratio was 22%.

Part 1. Financial Information
Item 4. Controls and Procedures.

        Within 90 days prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Part II. Other Information
Item 1. Legal Proceedings.

        Please refer to "Community Development" and "Litigation" sections under Part I, Item 2.—"Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 5. Other Information

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

Item 6. Exhibits and Reports on Form 8-K

        (a)       Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

Additional Exhibits
In accordance with SEC Release No. 33-8212, Exhibits 99(a) and 99(b) are to be treated as "accompanying" this report rather than "filed" as part of the report.

99(a)	Certification of Principal Executive Officer
99(b)	Certification of Principal Financial Officer

        (b)       The following reports on Form 8-K were filed in the 2003 first quarter.

Item Reported	Date of Report
A news release issued by the Company on February 12, 2003 concerning the resignation of Stuart R. Mork, Senior Vice President and Chief Financial Officer, and the appointment of Donald L. Kimball, Vice President—Finance and Controller, as acting chief financial officer.	February 12, 2003

A news release issued by the Company on February 28, 2003 announcing that the West Creek ruling has been received and the Company has resolved spineflower and streambed issues.	February 28, 2003

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEWHALL LAND AND FARMING COMPANY
(a California Limited Partnership)
Registrant

By: Newhall Management Limited Partnership,
Managing General Partner

By: Newhall Management Corporation,
Managing General Partner

Date: May 7, 2003	By:	/s/ GARY M. CUSUMANO Gary M. Cusumano, President and Chief Executive Officer of Newhall Management Corporation (Principal Executive Officer)

Date: May 7, 2003	By:	/s/ DONALD L. KIMBALL Donald L. Kimball, Vice President and Chief Financial Officer of Newhall Management Corporation (Principal Financial Officer)

Date: May 7, 2003	By:	/s/ VICKI M. STILLER Vicki M. Stiller, Controller of Newhall Management Corporation (Principal Accounting Officer)

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

Date: May 7, 2003	THE NEWHALL LAND AND FARMING COMPANY (a California Limited Partnership) Registrant

By Newhall Management Limited Partnership, Managing General Partner

By Newhall Management Corporation, Managing General Partner

/s/ GARY M. CUSUMANO Gary M. Cusumano, President and Chief Executive Officer of Newhall Management Corporation (Principal Executive Officer)

Certification of Quarterly Report By Principal Financial Officer Pursuant to
Exchange Act Rules 13a-14 and 15d-14

        I, Donald L. Kimball, Vice President and Chief Financial Officer of Newhall Management Corporation, (Principal Financial Officer), certify that:

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

Date: May 7, 2003	THE NEWHALL LAND AND FARMING COMPANY (a California Limited Partnership) Registrant

By Newhall Management Limited Partnership, Managing General Partner

By Newhall Management Corporation, Managing General Partner

/s/ DONALD L. KIMBALL Donald L.Kimball, Vice President and Chief Financial Officer of Newhall Management Corporation (Principal Financial Officer)

THE NEWHALL LAND AND FARMING COMPANY
INDEX TO EXHIBITS

Exhibit Number	Description
99(a)	Certification of Principal Executive Officer
99(b)	Certification of Principal Financial Officer