Form 10-Q
period 2003-06-30
NEWHALL LAND & FARMING CO /CA/
filed 2003-08-04
CIK 751976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

(661) 255-4000
(Registrant’s telephone number, including area code)

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

YES  ☒  NO  ☐

23,552,578 partnership units outstanding at July 31, 2003

Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Income

(Unaudited)

In thousands except per unit	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues
Real estate
Residential land sales	$5,458	$27,878	$50,757	$44,775
Industrial and commercial sales	1,056	9,802	10,006	31,563
Commercial operations
Income-producing properties	9,473	9,742	19,374	19,471
Valencia Water Company	3,203	3,480	5,945	6,279
	19,190	50,902	86,082	102,088

Agriculture operations	1,258	1,308	1,910	1,931

Total revenues	$20,448	$52,210	$87,992	$104,019

Contribution to income
Real estate
Residential land sales	$5,992	$9,532	$22,072	$14,065
Industrial and commercial sales	(830)	5,049	(204)	14,736
Community development	(3,772)	(4,829)	(6,459)	(7,719)
Commercial operations
Income-producing properties	2,375	3,139	4,734	6,179
Valencia Water Company	436	734	633	1,176
	4,201	13,625	20,776	28,437

Agriculture operations	290	(7)	594	267

General and administrative expense	(2,534)	(3,529)	(7,037)	(6,349)

Operating income	1,957	10,089	14,333	22,355

Interest and other, net	(610)	(714)	(1,209)	(1,857)

Net income	$1,347	$9,375	$13,124	$20,498

Net income per unit	$0.06	$0.39	$0.56	$0.85

Net income per unit - diluted	$0.06	$0.38	$0.56	$0.83

Weighted average number of units used in computing per unit amounts:
Net income per unit	23,357	24,064	23,280	24,144
Net income per unit - diluted	23,665	24,560	23,583	24,589

Cash distributions per unit:
Regular	$0.10	$0.10	$0.20	$0.20
Special	—	—	—	0.13

See notes to consolidated financial statements

Consolidated Balance Sheets

In thousands	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Cash and cash equivalents	$48,210	$25,403

Accounts and notes receivable	8,766	6,131

Land under development	34,059	47,428

Land held for future development	19,053	19,154

Income-producing properties, net	168,561	159,971

Property and equipment, net	78,114	76,449

Investment in joint venture	1,372	1,199

Other assets and deferred charges	27,169	23,890

	$385,304	$359,625

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable	$33,755	$35,948

Accrued expenses	54,305	43,119

Deferred revenues	31,670	22,696

Mortgage and other debt	65,233	60,037

Advances and contributions from developers for utility construction	38,705	38,490

Other liabilities	24,012	23,639

Total liabilities	247,680	223,929

Partners’ capital

23,304 units outstanding, excluding 13,468 units in treasury (cost-$336,860), at June 30, 2003 and 23,518 units outstanding, excluding 13,254 units in treasury (cost-$330,358), at December 31, 2002	138,902	136,974

Accumulated other comprehensive income	(1,278)	(1,278)

	137,624	135,696

	$385,304	$359,625

See notes to consolidated financial statements

Consolidated Statements of Cash Flow

(Unaudited)

	Six Months Ended June 30,
In thousands	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,124	$20,498

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	5,870	5,689
Increase in land under development	(18,672)	(47,104)
Cost of sales and other inventory changes	32,141	44,376
Decrease in accounts and notes receivable	(2,635)	(10,530)
Increase in accounts payable, accrued expenses and deferred revenues	17,695	16,138
Cost of property sold	1,738	124
Other adjustments, net	(2,958)	(1,482)

Net cash provided by operating activities	46,303	27,709

CASH FLOWS FROM INVESTING ACTIVITIES:

Development of income-producing properties	(14,379)	(5,798)
Purchase of property and equipment	(3,430)	(4,131)
Investment in joint venture	(173)	(315)

Net cash used in investing activities	(17,982)	(10,244)

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions paid	(4,695)	(7,999)
Increase (decrease) in mortgage and other debt, net	5,196	(3,223)
Increase in advances and contributions from developers for utility construction	215	3,353
Purchase of partnership units	(8,514)	(12,703)
Issuance of partnership units	2,284	2,122

Net cash used in financing activities	(5,514)	(18,450)

Net increase (decrease) in cash and cash equivalents	22,807	(985)

Cash and cash equivalents, beginning of period	25,403	3,050

Cash and cash equivalents, end of period	$48,210	$2,065

Supplemental schedule of non-cash investing and financing activites:
Payable for unit repurchases	$(273)	$—

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

Note 1. Accounting Policies

The Newhall Land and Farming Company’s (“the Company”) unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles used in the preparation of the Company’s annual financial statements. In the opinion of the Company, all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2003 and 2002 have been made. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data.  Accordingly, your attention is directed to the footnote disclosures found on pages 32 through 45 of the Company’s 2002 Annual Report on Form 10-K.  In addition, a summary of the accounting policies that management considers significant in the preparation of the Company’s consolidated financial statements is included below and in Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Basis of Consolidation: The consolidated financial statements include the accounts of The Newhall Land and Farming Company and its subsidiaries, which are wholly-owned or controlled by the Company (collectively, “the Company”). All significant intercompany balances and transactions are eliminated.

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

Stock-based employee compensation:  Stock-based employee compensation is accounted for using the intrinsic value method allowed under APB Opinion No. 25, Accounting for Stock Issued to Employees.  No stock-based employee compensation expense is reflected in net income, as options granted under the Company’s plans have an exercise price equal to the market value of the Company’s partnership units on the date of grant.  The following table illustrates the effect on net income and net income per unit if the Company had applied the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per unit	2003	2002	2003	2002
Net Income, as reported	$1,347	$9,375	$13,124	$20,498
Total stock-based employee compensation expense	(912)	(640)	(1,823)	(1,280)
Pro forma net income	$435	$8,735	$11,301	$19,218

Net income per unit
Basic - as reported	$0.06	$0.39	$0.56	$0.85
Basic - pro forma	0.02	0.36	0.49	0.80

Diluted - as reported	0.06	0.38	0.56	0.83
Diluted - pro forma	0.02	0.36	0.48	0.78

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

Note 2. Details of Land Under Development

(In $000)	June 30, 2003	December 31, 2002

Residential development	$28,117	$27,706
Industrial and commercial land development	5,942	19,722

Total land under development	$34,059	$47,428

Note 3. Details for Earnings per Unit Calculation

(In 000’s except per unit)	Income (numerator)	Units (denominator)	Per Unit

For three months ended June 30, 2003
Net income per unit
Net income available to unitholders	$1,347	23,357	$.06
Effect of dilutive securities
Unit options	—	308	—
Net income per unit - diluted	$1,347	23,665	$.06

For three months ended June 30, 2002
Net income per unit
Net income available to unitholders	$9,375	24,064	$.39
Effect of dilutive securities
Unit options	—	496	(.01)
Net income per unit - diluted	$9,375	24,560	$.38

(In 000’s except per unit)	Income (numerator)	Units (denominator)	Per Unit

For six months ended June 30, 2003
Net income per unit
Net income available to unitholders	$13,124	23,280	$.56
Effect of dilutive securities
Unit options	—	303	—
Net income per unit - diluted	$13,124	23,583	$.56

For six months ended June 30, 2002
Net income per unit
Net income available to unitholders	$20,498	24,144	$.85
Effect of dilutive securities
Unit options	—	445	(.02)
Net income per unit - diluted	$20,498	24,589	$.83

Note 4. Details of Income-Producing Properties, Income-Producing Properties Held for Sale and Property and Equipment

(In $000s)	June 30, 2003	December 31, 2002
Income-producing properties
Land	$36,612	$36,600
Buildings	142,563	134,002
Other	11,647	9,655
Properties under development	24,078	23,741
	214,899	203,998
Accumulated depreciation	(46,338)	(44,027)
	$168,561	$159,971

(In $000s)	June 30, 2003	December 31, 2002
Property and equipment
Land	$3,760	$3,760
Buildings	6,403	6,034
Equipment	8,929	8,957
Water supply systems, orchards and other	95,764	91,465
Construction in progress	5,909	7,188
	120,765	117,404
Accumulated depreciation	(42,651)	(40,955)
	$78,114	$76,449

Note 5.  Disclosure about Certain Financial Statement Captions

Cash and cash equivalents - The Company had $48.2 million in cash and short-term investments at June 30, 2003, representing a $22.8 million increase in cash and cash equivalents for the first half of 2003 compared to the Company’s ending balance of cash and equivalents at December 31, 2002.  Cash generated from residential, commercial and industrial land sales totaled $67.0 million for the six months ended June 30, 2003.  In June 2003, the Company refinanced a mortgage secured by the New Columbia Ranch.  The existing mortgage of $9.6 million was repaid and a new $15 million mortgage was executed.  (See additional discussion below on the Mortgage and other debt financial statement caption.)  At June 30, 2003, with the exception of $20.0 million outstanding letters of credit, the Company had no outstanding balances on its available lines of credit.  Due to prepayment penalties, the Company invests its excess cash in short-term investments rather than pay down its fixed rate debt.  (See the Consolidated Statements of Cash Flows and further discussion in Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Land under development - The $13.4 million decrease in land under development at June 30, 2003 compared to the prior year end was primarily due to $32.0 million in cost allocations to residential lot sales and commercial and industrial land sales reported in the financial results for the first half of 2003.  This was partially offset by $18.7 million in project costs capitalized during the 2003 first and second quarters.  (See definitions of project costs and cost allocations in the “Critical Accounting Policies and Estimates” section of Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Accrued expenses - The $11.2 million increase in accrued expenses at June 30, 2003 compared to December 31, 2002 primarily related to the collection of school fees from merchant builders for residential lots sold.  As monies are collected from merchant builders to fund the Company’s portion of future schools to be built in Valencia, the accrual account is increased.  The Company reduces the accrual as funding requests are paid by the Company to the school districts.

Deferred revenues - The $9.0 million net increase in deferred revenues for the six months ended June 30, 2003 was primarily attributable to $16.7 million in deferred revenues for certain commercial land and residential lot sales recorded under percentage of completion accounting in 2003, including $435,000 recorded in the 2003 second quarter.  (See definition of percentage of completion in the “Significant Accounting Policies and Estimates” section of Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.)  This increase was partially offset by recognizing $8.1 million of deferred revenues earned in 2003 to date, including $919,000 of deferred revenues recognized in the 2003 second quarter.

Mortgage and other debt - The $5.2 million increase in mortgage and other debt for the six months ended June 30, 2003 was primarily due to the refinancing of the New Columbia Ranch mortgage in June 2003.  The existing mortgage of $9.6 million was repaid and a new $15 million mortgage was executed.  The existing mortgage had an 8.45% interest rate and was to mature in November 2003.  The new mortgage has a term of 15 years and bears interest at 3.07% per annum for the first three years and converts to a variable rate, reset quarterly, thereafter.  (See further discussion in the “Financial Condition” section of Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Note 6.  Business Segment Reporting

The following table provides financial information regarding revenues from external customers, income and total assets for the Company’s business segments and also provides a reconciliation to the Company’s consolidated totals:

	Three months ended June 30, 2003
(In $000s)	Revenues	Contribution to Income	Assets
Real Estate
Residential	$5,458	$6,028	$34,075
Industrial and commercial	1,056	(727)	23,854
Community development	—	(3,657)	34,499
Income-producing properties	9,473	2,391	157,076
Valencia Water Company	3,203	453	79,266
Agriculture	1,258	294	5,330
Central administration	—	(2,325)	51,204
All other	—	(500)	—
	20,448	1,957	385,304
Interest and other, net	—	(610)	—
	$20,448	$1,347	$385,304

	Three months ended June 30, 2002
(In $000s)	Revenues	Contribution to Income	Assets
Real Estate
Residential	$27,878	$9,634	$44,194
Industrial and commercial	9,802	5,237	55,978
Community development	—	(4,612)	34,726
Income-producing properties	9,742	3,171	150,354
Valencia Water Company	3,480	781	75,706
Agriculture	1,308	15	7,218
Central administration	—	(3,037)	8,340
All other	—	(1,100)	—
	52,210	10,089	376,516
Interest and other, net	—	(714)	—
	$52,210	$9,375	$376,516

	Six months ended June 30, 2003
(In $000s)	Revenues	Contribution to Income	Assets
Real Estate
Residential	$50,757	$22,227	$34,075
Industrial and commercial	10,006	108	23,854
Community development	—	(6,102)	34,499
Income-producing properties	19,374	4,787	157,076
Valencia Water Company	5,945	706	79,266
Agriculture	1,910	624	5,330
Central administration	—	(6,267)	51,204
All other	—	(1,750)	—
	87,992	14,333	385,304
Interest and other, net	—	(1,209)	—
	$87,992	$13,124	$385,304

	Six months ended June 30, 2002
(In $000s)	Revenues	Contribution to Income	Assets
Real Estate
Residential	$44,775	$14,286	$44,194
Industrial and commercial	31,563	15,133	55,978
Community development	—	(7,259)	34,726
Income-producing properties	19,471	6,249	150,354
Valencia Water Company	6,279	1,278	75,706
Agriculture	1,931	315	7,218
Central administration	—	(5,297)	8,340
All other	—	(2,350)	—
	104,019	22,355	376,516
Interest and other, net	—	(1,857)	—
	$104,019	$20,498	$376,516

Note 7.  New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activites under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  It is not anticipated that the adoption of this statement will have a material effect on the Company’s results of operations and financial condition for the year ending December 31, 2003.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  It is not anticipated that the adoption of this statement will have a material effect on the Company’s results of operations and financial condition for the year ending December 31, 2003.

Note 8.  Subsequent Event

On July 21, 2003, the Company entered into a merger agreement with Lennar Corporation (“Lennar”), a Delaware corporation, LNR Property Corporation (“LNR”), a Delaware corporation, NWHL Investment LLC, a Delaware limited liability company and NWHL Acquisition, L.P., a California limited partnership (“the Merger Agreement”).  Under the terms of the Merger Agreement, the Company’s unitholders will receive $40.50 per partnership unit in cash, which will increase at a rate of 5% per annum commencing 270 days from the date of the Merger Agreement.  The total purchase consideration, after giving effect to the payment of employee options, will be approximately $990 million plus liabilities.  The transaction is subject to the approval of the California Public Utilities Commission, due to the change in control of Valencia Water Company that will result from the purchase, and customary closing conditions. The parties expect the transaction to close by the middle of 2004.

From the effective date of the Merger Agreement, Lennar and LNR have 45 days to perform due diligence regarding the Company and its properties, and during this period will have the right to terminate the Merger Agreement and forfeit a $5 million deposit.  After the 45 day due diligence period, Lennar and LNR will deposit in total an additional $25 million into escrow to secure their obligations under the Merger Agreement.

A Current Report on Form 8-K has been filed with the Securities and Exchange Commission on this merger, which includes as exhibits the Merger Agreement and the press release announcing the transaction.

Part. I. Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data.  Accordingly, your attention is directed to the footnote disclosures found on pages 32 through 45 of the Company’s 2002 Annual Report on Form 10-K.  The accounting policies used by the Company in the preparation of its consolidated financial statements as they relate to its business segments are presented above in Note 1 to the consolidated financial statements.  A summary of the accounting policies management considers significant in the preparation of the Company’s consolidated financial statements follows.  The Company’s audit committee has reviewed the selection, application and disclosure of the Company’s critical accounting policies.

Revenue recognition – The majority of revenues for the Company result from land sales.  The Company follows the provisions in Statement of Financial Accounting Standards (SFAS) No. 66, Accounting for Sales of Real Estate, to record these sales.  SFAS No. 66 provides specific sales recognition criteria to determine when land sales revenues can be recorded.  For example, SFAS No. 66 requires a land sale must be consummated with a sufficient down payment of the sales price depending upon the type and timeframe for development of the property sold, and that any receivable from the sale cannot be subject to future subordination.  The seller cannot retain any material continuing involvement in the property sold.

Percentage of completion – When the Company has an obligation to complete development on sold property it utilizes the percentage of completion method of accounting to record revenues and income.  Under percentage of completion accounting, the Company recognizes revenues and income based upon the ratio of development cost completed to the estimated total cost of the property sold, provided required sales recognition criteria have been met.  Unearned revenues resulting from applying percentage of completion accounting are reported as deferred revenues in the liabilities section of the balance sheet.  The Company estimates total project costs associated with the parcel sold.  Revisions in profit estimates and changes in percentages complete are recorded in the consolidated statement of income in subsequent periods, as they become known and the development progresses toward completion.

Project costs – Costs incurred by the Company to record maps and develop specific real estate projects are capitalized as a cost of that project and included as an asset in land under development on the balance sheet.  Project litigation costs are charged to expense when incurred.  Indirect costs that do not clearly relate to projects under development, including general and administrative expenses, are charged to expense when incurred.

Cost allocations – The Company generally allocates onsite costs to individual parcels within a project on a square foot basis if the parcels in the project are of similar value.   In mixed-use projects, where there may be both a residential and a commercial component with varying fair values, onsite costs are allocated to the respective parcels using the relative sales value method.  Under the relative sales value method, each parcel in the project under development is allocated onsite costs in proportion to the estimated overall sales prices of the project such that each parcel to be sold reflects the same gross profit margin.  Since this method requires the Company to estimate the expected sales prices for the entire project, the profit margin on subsequent parcels sold will be impacted by both changes in the estimated total revenues as well as any changes in the estimated total costs of the project.

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

Stock-based employee compensation – The Company accounts for stock-based employee compensation using the intrinsic value method allowed under APB Opinion No. 25, Accounting for Stock Issued to Employees.  No stock-based employee compensation expense is reflected in net income, as options granted under the Company’s plans have an exercise price equal to the market value of the Company’s partnership units on the date of grant.  Refer to Note 1 to the consolidated financial statements for additional disclosures, including the pro forma effect for the fair value method of accounting (expensing) for stock-based employee compensation.

RESULTS OF OPERATIONS

Comparison of Second Quarter and Six Months of 2003 to Second Quarter and Six Months of 2002

Unaudited

The amounts of increase or decrease in revenues and income from the prior year second quarter and six months are as follows (in 000s, except per unit):

	Second Quarter		Six Months
	Increase (Decrease)		Increase (Decrease)
	Amount	%	Amount	%
Revenues
Real estate
Residential land sales	$(22,420)	-80%	$5,982	13%
Industrial and commercial sales	(8,746)	-89%	(21,557)	-68%
Commercial operations
Income-producing properties	(269)	-3%	(97)	0%
Valencia Water Company	(277)	-8%	(334)	-5%
	(31,712)	-62%	(16,006)	-16%

Agriculture Operations	(50)	-4%	(21)	-1%

Total revenues	$(31,762)	-61%	$(16,027)	-15%

Contribution to Income
Real estate
Residential land sales	$(3,540)	-37%	$8,007	57%
Industrial and commercial sales	(5,879)	-116%	(14,940)	-101%
Community development	1,057	22%	1,260	16%
Commercial operations
Income-producing properties	(764)	-24%	(1,445)	-23%
Valencia Water Company	(298)	-41%	(543)	-46%
	(9,424)	-69%	(7,661)	-27%

Agriculture Operations	297	4243%	327	122%

General and administrative expense	995	28%	(688)	-11%

Operating income	(8,132)	-81%	(8,022)	-36%

Interest and other, net	104	15%	648	35%

Net income	$(8,028)	-86%	$(7,374)	-36%

Net income per unit	$(0.33)	-85%	$(0.29)	-34%
Net income per unit - diluted	$(0.32)	-85%	$(0.28)	-33%

Weighted average number of units used in computing per unit amounts:
Net income per unit	(707)	-3%	(864)	-4%
Net income per unit - diluted	(895)	-4%	(1,006)	-4%

The increases and decreases in revenues and income for the three and six months are attributable to the following:

For the three months ended June 30, 2003, the Company reported revenues of $20.4 million compared to $52.2 million for the three months ended June 30, 2002.  Net income of $1.3 million, or $.06 per unit, was reported for the 2003 second quarter compared to net income of $9.4 million, or $.38 per unit, for the 2002 second quarter.

The primary contributors to the 2003 second quarter results were the sale of 10 custom home sites in the Westridge golf course community, operations from the Company’s income-producing portfolio and the continued recognition of revenues and income under percentage of completion accounting from residential land sales closed in previous periods.  Combined, these activities contributed $13.9 million to revenues and $8.1 million to income in the second quarter 2003.

Major contributors to second quarter 2002 results were the sales of the entire 326 entitled, unimproved residential lots in the community of Alta Vista, 95 entitled, improved lots in Westridge and 16.7 acres of commercial land planned for an 185,000 square foot specialty retail center across from Valencia Town Center regional shopping mall.  Combined, these sales added $33.0 million to revenues and $14.3 million to income in the 2002 second quarter.

For the three- and six-month periods ended June 30, 2003, the sale of residential lots continued to be a major contributor to the Company’s results from operations.  For the 2003 second quarter, 10 custom home sites in the Westridge golf course community closed escrow.  During the six months ended June 30, 2003, escrows closed on the entire 759 residential lots in the Company’s Creekside community, which completes the residential lots being marketed for sale to merchant builders in 2003.  Additionally, escrows closed on 14 custom estate lots in the Westridge community during this same six month period.  Home sales by merchant builders on lots previously purchased from the Company continue to be strong with 505 homes sold during the first six months of 2003 compared to 696 new homes sold during the same period last year.  At June 30, 2003, merchant builders had 553 homes in escrow and unsold inventory of 1,836 lots previously purchased from the Company, compared to 457 homes in escrow and unsold inventory of 1,275 lots at the end of the 2002 second quarter.  While the Company does not participate directly in profits generated from escrow closings by merchant builders, indirectly the Company generally shares with the merchant builders in the overall revenues and profits of home building projects above agreed upon thresholds.  The sale of previously sold lots to homebuyers is also key to the Company’s future success in selling additional lots.

Revenues for the six months ended June 30, 2003 and 2002 totaled $88.0 million and $104.0 million, respectively. The Company reported net income of $13.1 million and $20.5 million, respectively, for the six-month periods ended June 30, 2003 and 2002.

The sales of all 759 residential lots in the Company’s Creekside community, the sales of fourteen custom home sites in the Westridge golf course community, and continuing operations from the Company’s income-producing portfolio were the primary contributors to the Company’s results for the six months ended June 30, 2003. Combined, these contributed $61.9 million to revenues and $22.5 million to net income.  In addition, the sale of 18.3 acres of industrial and commercial land contributed $8.0 million to revenues and $1.7 million to net income for the six months ended June 30, 2003.

For the six-months ended June 30, 2002, escrows closed on 407 lots in the Westridge community in addition to the entire 326 lots in the community of Alta Vista.  The Company also closed escrow on 55 acres of commercial land.  Combined, these sales contributed $71.8 million to revenues and $31.0 million to income for the period.

The Company’s 2003 business plan anticipates that the majority of the Company’s revenues will be generated from residential, commercial and industrial land sales and its portfolio of income-producing properties.  The entire community of Creekside, consisting of 759 entitled, improved residential lots, was sold to merchant builders during the first quarter of 2003.  These 759 lots complete the Company’s residential lot sale offerings to merchant builders in 2003.  The Company’s residential focus for the balance of 2003 is on selling custom, residential lots in Westridge.  As of June 30, 2003, fourteen of these custom home sites had closed escrow.  As of July 28, 2003, escrows closed on an additional four custom estate lots, which will be reflected in the results for the 2003 third quarter.  Combined, the sales price of these 785 residential lots is expected to total approximately $64 million.  The business plan for 2003 also includes the sale of 55 acres of industrial and commercial land with a combined expected sales price of $44 million.  As of June 30, 2003, escrows had closed on 18.3 acres of commercial and industrial land, and 35 acres of commercial land were in escrow for closings later this year.  As of July 28, 2003, escrows closed on two of these commercial parcels in escrow at the end of the 2003 second quarter, totaling approximately 10 acres, for a combined sales value of approximately $12 million, which will be reflected in the 2003 third quarter results.  The Company’s portfolio of income-producing properties is expected to contribute approximately $9 million to income and generate net operating income of approximately $20 million, after accounting for approximately $700,000 in projected start-up expenses for the Tournament Players Club® at Valencia championship golf course, which commenced operations June 26, 2003 in the Company’s Westridge community.  Net operating income represents earnings from the income portfolio before deductions of $2 million for administrative expenses and $9 million for depreciation, and is the industry-accepted performance measure for such assets.  Based upon these assumptions for the current year, the Company expects income for 2003 to range from $1.15 to $1.25 per unit.  These results do not include possible expense reimbursements resulting from the tentative settlement agreement in the Company initiated litigation against a gas and oil-field operator.  (See the “Community Development” section of Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations below.)

The ability of the Company to complete sales projected in 2003 will be dependent upon a variety of factors including, but not limited to, identification of suitable buyers for its land, reaching agreement with the buyers on definitive terms, the successful completion of the due diligence work by buyers, the availability of financing to suitable buyers, satisfactory resolution of regulatory and legal issues, and market and general economic and other conditions, the timing and outcome of which may be beyond the control of the Company.  Generally, revenues and income from land sales are recorded under the percentage of completion method of accounting.  Accordingly, certain revenues and income from land sales in the current year may be deferred to future periods when the Company has an obligation to complete development on a property sold.

Residential Land Sales

The Company primarily sells lots to merchant builders who, in turn, build homes for sale.  Revenues and income are recorded when title is transferred to the merchant builder.  Generally, residential lot sale agreements contain a provision whereby the Company will receive from the merchant builder a portion of the home sales prices above an agreed upon base price (price participation) and/or in the overall profitability of the home building project after the merchant builder has received an agreed upon return (profit participation).  If home prices and/or project profitability fall short of the participation thresholds, the Company receives no additional revenues or income and has no financial obligation to the builder.

In the 2003 second quarter, 10 custom home sites closed escrow in the Company’s Westridge golf course community, contributing $3.5 million to revenues and $2.2 million to income under percentage of completion accounting.  Additionally, revenues of $852,000 were recognized under percentage of completion accounting on lots previously sold by the Company, which, when combined with revised estimates to complete the land development on the sold lots, generated $3.5 million in income for the 2003 quarter.

Results for the six month period ended June 30, 2003 included the sale of the entire 759 lots in the Creekside community to merchant builders and the sale of 14 custom home sites in the Westridge community.  The sale of these 773 lots contributed a combined total of $42.5 million to revenues and $17.8 million to income under the percentage of completion method of accounting through June 30, 2003.  In addition, results for the six-month period ended June 30, 2003 included $6.1 million in revenues recognized under percentage of completion accounting on lots previously sold by the Company, which, when combined with revised estimates to complete the land development on the sold lots, generated $4.7 million in income for the six month period.  Also, $2.2 million in revenues and income were recognized in the six month period ended June 30, 2003 from cash payments received by the Company under price and profit participation agreements related to prior year lot sales.

In the 2002 second quarter, 421 residential lots closed escrow.  The sale of the entire inventory of 326 entitled, unimproved residential lots in the community of Alta Vista and of 95 entitled, improved lots in the Westridge golf course community contributed a total of $25.5 million to revenues and $9.4 million to income under percentage of completion accounting.  For the six months ended June 30, 2002, the Company closed escrows on 407 residential lots in the Westridge community and the 326 lots in Alta Vista, for a total of 733 residential lots sold, which combined contributed $41.4 million to revenues and $13.9 million to income.

No residential lots were in escrow to merchant builders at the end of the 2003 second quarter.  As of July 28, 2003, escrows closed on four additional custom lots for a combined sales price of $2.4 million, which will be reflected in the results for the third quarter 2003.  At June 30, 2002, the entire 275 residential lots in the community of Hidden Creek and 278 residential lots in Valencia Westridge were in escrow, with closings recorded in the second half of 2002.

Industrial and Commercial Sales

Industrial and commercial land sales have been minimal for the Company for the first six months of 2003, resulting in a $204,000 loss for the division for the six months ended June 30, 2003.  For the six month period ended June 30, 2003, escrows closed on 5 parcels totaling approximately 18 acres.

Industrial Land Sales

Industrial land sales activity remained slow during the 2003 second quarter as the market continued to absorb space on the market as a result of significant land sales in previous years.  At June 30, 2003, the Company had 365 net acres of entitled industrial land remaining in Valencia.  There are indications the local market for industrial property is strengthening as the industrial vacancy rate in Valencia was less than 11% at June 30, 2003 compared to 12% at December 31, 2002.

No industrial land was sold during the quarters ended June 30, 2003 or 2002.  Results for the six months ended June 30, 2003 included one 5.7-acre industrial parcel, contributing $2.8 million to revenues and $409,000 to income.  No industrial land sales closed escrow in the six-month period ended June 30, 2002.

The Company expects to market for sale approximately 14 acres of industrial land in 2003, including the 5.7-acre parcel which closed in the 2003 first quarter.  No industrial land was in escrow at June 30, 2003.  The ability to complete sales in 2003 will be dependent upon a variety of factors including, but not limited to, identification of suitable buyers, agreement with the buyers on definitive terms, successful completion of the due diligence work by buyers, availability of financing to suitable buyers, regulatory and legal issues, market and other conditions.

Commercial Land Sales

No commercial land was sold during the 2003 second quarter.  Results for the quarter included the recognition under percentage of completion accounting of $975,000 in revenues and $318,000 in income from prior year sales.  For the six-month period ended June 30, 2003, escrows closed on four commercial parcels totaling 12.6 acres.  These sales, combined, contributed $5.2 million to revenues and $1.3 million to income under percentage of completion accounting.  In addition, revenues of $1.9 million and income of $1.0 million were recognized under percentage of completion accounting from prior year land sales.

In the 2002 second quarter, escrow closed on a 16.7-acre commercial parcel located across from Valencia Town Center regional mall on which an 185,000 square foot retail center anchored by Kohl’s department store has been constructed. This sale contributed $7.4 million to revenues and $5.0 million to income under the percentage of completion method of accounting.  The results for the quarter also included $2.3 million in revenues and $1.6 million in income recorded under percentage of completion accounting.  For the six-months ended June 30, 2002, the Company closed escrows on 55.5 acres of commercial land, contributing $30.5 million to revenues and $17.2 million to income.  In addition to the 16.7 acres sold in the 2002 second quarter, the 55.5 acres included 22.3 acres in the Westridge golf course community for two commercial sites and an apartment site, which contributed $17.3 million to revenues and $9.3 million to income.

At June 30, 2003, five commercial parcels totaling approximately 35 acres were in escrow for about $32 million with closings expected later in 2003.  Subsequent to the end of the 2003 second quarter, two of these escrows closed on a total of 10 acres, including one parcel planned for 188 apartment units, for a combined sales price of approximately $12 million, which will be reflected in the results for the 2003 third quarter.  At June 30, 2002, one commercial parcel totaling 4.6 acres was in escrow.  This escrow closed during the 2003 first quarter and is reflected in the results for the six-months ended June 30, 2003. All escrow closings are subject to market and other conditions that may be beyond the control of the Company.

Community Development

Community development expenses decreased 22% for the three-month period and 16% for the six-month period ended June 30, 2003 compared to the same 2002 periods primarily due to the Company’s reduction in corporate marketing expenses as a result of the Company’s streamlining of its administration, sales and marketing efforts and a decrease in costs related to certain legal challenges.  Community development expenses for 2003 are expected to decrease about 30% from the 2002 level due to the Company’s anticipated reduction in marketing expenses and a decrease in costs related to legal challenges.  These expense reductions are anticipated to be partially offset by continuing expenses related to obtaining entitlements and planning for the completion of the projected sellout of Valencia residential land, and positioning Newhall Ranch to commence development.

In early 2001, the Company initiated litigation against a gas and oil-field operator to seek to enforce contractual provisions requiring the operator to perform adequate restoration of the leased properties.  On May 20, 2003, the Los Angeles County Superior Court granted a stay of the case to allow the parties time to document the details of a tentative settlement which had been reached and execute a definitive settlement agreement.  At this time, the definitive settlement agreement is not complete.  However, discussions between the Company and the defendants are on going.

On May 27, 2003, the Los Angeles County Board of Supervisors approved the General-Plan and Sub-Plan Amendment, Zone Change, Conditional Use Permit and the Final Environmental Impact report relating to the Newhall Ranch Specific Plan.  The next step in the process will be a hearing by the Kern County Superior Court, which is expected to occur in October 2003.  At this hearing the judge is expected to determine whether the final documents meet the requirements set out in the court order that returned the project to the Los Angeles County Board of Supervisors.  Meanwhile, the Company continues to work on developing subdivision maps and applications for permits, which need to be approved before development can occur.  Initial development is currently expected to begin in 2006.  The length of time necessary to obtain completion of governmental review and approvals necessary for the project, and the timing of any judicial processes that may result, are difficult to predict and actual commencement of development may be delayed beyond the target date.

Income-Producing Properties

For the three-month period ended June 30, 2003, revenues and income were down 3% and 24%, respectively, over the same period in 2002.  Revenues for the six-month period ended June 30, 2003 were comparable with revenues for the six months ended June 30, 2002 while income was down 23% over the prior year.  The decrease in revenues was primarily due to a reduction in ancillary charges on the Valencia Town Center mall and a slight reduction in revenues at the Hyatt Valencia hotel.  The decrease in income for both the three and six month periods ended June 30, 2003 was primarily due to higher operating expenses at the existing properties and to pre-opening and marketing expenses for the Tournament Players Club® at Valencia championship golf course, which opened on June 26, 2003.

Net operating income represents earnings from the income portfolio before deductions for administrative expenses and depreciation, and is the industry-accepted performance measure for such assets.  Net operating income for the second quarter 2003 and the six-month period ended June 30, 2003 decreased 10% and 8%, respectively, over the same periods in 2002 primarily due to higher operating expenses at the existing properties.

Income-producing Properties

(Dollars in thousands)

Net Operating Income	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Retained Properties(1)	$5,035	$5,589	$10,165	$11,037
Properties Held for Sale(2)	—	(6)	—	(12)
Sold Properties	—	—	—	—

Net Operating Income(3)	5,035	5,583	10,165	11,025
Admin/Depreciation	(2,661)	(2,444)	(5,431)	(4,846)
Total Contribution to Income	$2,374	$3,139	$4,734	$6,179

(1)     Includes NorthPark Village Square and River Oaks shopping centers, Valencia Town Center regional mall and entertainment center, retail along Town Center Drive, Hyatt Valencia and Valencia Hilton hotels, restaurants, leases, etc.

(2)     Consists of a 35,310 sq. ft. building located in Valencia Commerce Center that was sold in the 4th quarter of 2002.

(3)     Before administration expenses, depreciation and interest.  Maintenance costs are expensed as incurred.

Occupancy rates at the Company’s various income-producing properties were as follows at June 30, 2003 and 2002:

Occupancy Rates*:	June 30, 2003	June 30, 2002
Valencia Town Center Mall**	82%	82%
Entertainment Center***	94%	97%
Valencia Town Center Master Lease****	79%	80%
NorthPark/River Oaks Shopping Centers	100%	99%
Hotels	75%	75%

*                                         Includes signed lease space and leases to short-term tenants.

**                                  Includes 334,661 sq. ft. of leasable retail space in the mall and along Town Center Drive, and 8,431 sq. ft. of office space.

***                           Includes 128,745 sq. ft. of leasable space.

****                    Includes 51,019 sq. ft. of retail space from a 12-1/2 year lease-back agreement that was part of the sale of four office buildings along Town Center Drive that closed escrow in early December 2000.

The primary contributor to the vacancy at Valencia Town Center regional shopping mall was the approximately 12% of non-anchor gross leasable area that was not available for occupancy due to the construction related to the second phase of the remodel project underway at the property.  The first phase of the remodel involved relocating an expanded food court to the west end of the shopping mall where Edwards Theaters was previously located. This was complete in February 2003.  The second phase of the remodel in progress is to create new retail space in the former food court location and is expected to be open later this year.

Results for the 2002 second quarter and the six months ended June 30, 2002 included the favorable effect of the cessation of depreciation totaling $17,000 and $36,000, respectively, on income-producing properties held for sale.  One minor income property was sold in the 2002 fourth quarter.  There were no properties held for sale at June 30, 2003 or during the six month period then ended.

The Company’s portfolio of income-producing properties is expected to contribute approximately $9 million to income in 2003 and generate net operating income of approximately $20 million, after accounting for approximately $700,000 in projected start-up costs for the Tournament Players Club® at Valencia championship golf course, which opened on June 26, 2003.  These amounts reflect a decrease from the previously reported estimates of approximately $22 million in net operating income and $10 million in income for 2003.  The change primarily is due to revised occupancy forecasts at Valencia Town Center regional shopping center and the Entertainment Center combined with higher operating expenses.

Valencia Water Company

Valencia Water Company is a regulated utility serving approximately 25,000 metered connections and is a wholly-owned subsidiary of the Company.  Second quarter 2003 revenues decreased 8% and income decreased 41% from the same period in the prior year.  For the first six months of 2003, Valencia Water Company recorded a decrease of 5% in revenues and a 46% decrease in income over the six-month period ended June 30, 2002.  The decrease in revenues for the three- and six-month periods ended June 30, 2003 was primarily due  to reduced water sales resulting from generally wetter weather conditions in 2003 than in 2002.  This was partially offset by a 5% increase in the water company’s metered connections.  The decrease in income for the three- and six-month periods ended June 30, 2003 was primarily due to higher administrative expenses and expenses related to legal proceedings in which Valencia Water Company is involved.

In January 2002, Valencia Water Company was notified by the California Public Utilities Commission (CPUC) of the Commission’s desire to perform a review of the utility’s authorized rate of return based upon its approved rate structure.  The review was completed in February 2002 and resulted in a 4.85% reduction in Valencia Water Company’s authorized water billing rates.  In March 2002, Valencia Water Company filed a general rate case with the CPUC.  A final decision received from the CPUC in May 2003 resulted in a 1.12% increase to the water company’s authorized revenues over current revenues.

Agricultural Operations

The Company’s remaining agricultural properties include the 14,000-acre New Columbia Ranch in Madera County and the 1,250-acre Newhall Orchard in Ventura County.  In prior years, most of the remaining 14,750 acres in Ventura County owned by the Company has been leased for cattle grazing.  At June 30, 2003, there was no lessee for this land.  The Company is currently seeking a new lessee.  The Company has leased out a majority of the New Columbia Ranch to farming tenants in 2003 to minimize the Company’s fixed overhead costs and its exposure to crop commodity price fluctuations.

For the three- and six-month periods ended June 30, 2003, agriculture revenues, including the Company’s energy operations, decreased 4% and 1%, respectively, compared to revenues for the same periods in 2002.  The decrease in revenues was primarily due to discontinuation of a substantial portion of the Company’s farming operations at New Columbia Ranch and reduced prices on citrus, partially offset by increased land rents at New Columbia Ranch combined with higher oil and gas prices.

For both the three- and six-month periods ended June 30, 2003, income from agriculture operations, including the Company’s energy operations, increased in excess of 100% compared to the same periods in 2002.  The increase in income was primarily due to the increased land rent revenues, together with a reduction in overhead costs related to the leasing of land to farming tenants at New Columbia Ranch and a reduction in costs associated with acreage being converted to idle farmland.  This was partially offset by the recording in the 2003 second quarter of a crop loss reserve for citrus.

General and Administrative Expense

General and administrative expenses for the 2003 second quarter decreased 28% over 2002 second quarter general and administrative expenses, while expenses for the six months ended June 30, 2003 increased 11% from the same periods in 2002.  The decrease in the 2003 second quarter was primarily due to reduced levels of incentive-based compensation expense accrual resulting from lower earnings for the 2003 second quarter.  The increase for the six months ended June 30, 2003 compared to the same period in the prior year was primarily due to one time expenses associated with separation pay and related charges connected with the Company’s streamlining of its administration, sales and marketing efforts during the 2003 first quarter to better align the Company with its strategic direction.  This was partially offset by reduced levels of incentive-based compensation expense.  However, for all of 2003, general and administrative expenses are expected to remain comparable to 2002 levels.

Interest and Other, net

Interest and other, net decreased 15% and 35% for the 2003 second quarter and the six-months ended June 30, 2003, respectively, as compared to the same periods in 2002.  The decreases were primarily due to lower interest expense on lines of credit due to lower outstanding balances, an increase in interest capitalized to the Company’s active construction projects and interest income received from an escrow account related to a freeway interchange infrastructure improvement. These were partially offset by a decrease in interest income from promissory notes accepted by the Company in conjunction with certain commercial land and residential lot sales and a pre-payment penalty incurred in relation with the early payment of the $9.6 million New Columbia Ranch mortgage. Interest expense in 2003 is expected to be approximately 10% lower than amounts reported in 2002.

FINANCIAL CONDITION

Liquidity and Capital Resources

At June 30, 2003, the Company had cash and cash equivalents of $48.2 million and $162.0 million in available lines of credit, net of $20.0 million in outstanding letters of credit.  At that date, there were no borrowings outstanding on unsecured lines of credit or a revolving mortgage facility.  The Company had fixed rate debt outstanding totaling $65.2 million.  In June 2003, a $2 million unsecured line of credit with Union Bank of California expired and may not be replaced.  The Company believes it has adequate sources of cash from operations and debt capacity, combined with proceeds from anticipated land sales, to finance future operations on both a short- and long-term basis and to fund unit repurchases.  (See additional information on the unit repurchase program below.)  The Company utilizes its available debt capacity to fund ongoing operations, as well as to fund administration and legal costs to bring future projects online over the longer term in order to enable the Company to complete the development of Valencia and to begin development of Newhall Ranch.  As a guideline, the Company targets total debt not to exceed 60% of the appraised value of the income portfolio.  The Company ended the 2003 second quarter with a conservative debt to income portfolio value ratio of 22%, which the Company believes will provide adequate debt capacity to fund operations and continue unit repurchases.  At June 30, 2003, there was no debt secured by the Company’s raw land or land under development inventories.

In May 2001, the Board of Directors authorized a unit repurchase program of up to 2,520,000 units, or 10% of the then outstanding units.  In accordance with the program, the Company repurchases units from time to time at prevailing market prices and, depending on market conditions, either through the open market, or unsolicited negotiated transactions.  Repurchases are generally funded from cash flow generated from normal business operations.  As of June 30, 2003, a total of 2,259,415 partnership units had been repurchased under this program for $65.4 million, or an average unit price of $28.95.  Of this total, 302,230 units were repurchased during the first six months of 2003 for $8.8 million, or an average unit price of $29.07.  A total of 260,585 units remained to be repurchased under this program at June 30, 2003.  As a result of the merger agreement announced on July 21, 2003, the Company has suspended the repurchase program.  (See Note 8 of Part 1 Item 2:  Financial Statements for additional information on the merger agreement.)

For the six months ended June 30, 2003, the Company invested approximately $4.5 million (before $8.2 million in fee reimbursements received from the Valencia Bridge and Major Thoroughfare District) in major roads and freeway infrastructure improvements primarily within Valencia, which amounts are included in land under development on the accompanying balance sheet.  In addition, the Company invested approximately $5 million in the remodel of the former Edwards Theatres’ space in Valencia Town Center regional mall to relocate the existing food court and create retail space, and approximately $8 million on the completion of the construction of Tournament Players Club® at Valencia championship golf course, in the Company’s Westridge community, which amounts are included in income-producing properties on the accompanying balance sheet.  For the remainder of 2003, the Company expects to invest approximately $13 million in major roads and freeway infrastructure improvements to enable the Company to continue its land sales program in Valencia.  In addition, approximately $7 million is expected to be invested in Valencia Town Center regional mall to complete the relocation of the existing food court and the creation of new retail space.  The Company expects to invest another approximately $3 million on the completion of the golf course and clubhouse.  At June 30, 2003, there were no other material commitments for capital expenditures.

The following discussion relates to principal items in the Consolidated Statements of Cash Flow:

Operating Activities

Net cash provided by operating activities totaled $46.3 million for the first six months of 2003 versus $27.7 million for the six months ended June 30, 2002.  Cash generated from operating activities included the sales of the entire 759 residential lots in the Company’s Creekside community, fourteen custom home sites in the Westridge golf course community, and approximately 18 acres of commercial and industrial land.  Together with revenue from the Company’s portfolio of income-producing properties, these sources contributed $69.9 million to revenues.  This was offset by the acceptance by the Company of $2.0 million in promissory notes in conjunction with the terms of certain commercial land sales during the six-month period.  These notes have maturity dates prior to December 31, 2003.  Cash used in operating activities included the use of approximately $19 million for land development expenditures, primarily related to land preparation and infrastructure improvements to ready land for development or sale.  Additional uses of cash included payment of the Company’s general and administrative expenses and interest expense.

For the six months ended June 30, 2002, cash generated from operating activities included the sale of 733 residential lots, the sale of approximately 56 commercial acres and revenue from the Company’s portfolio of income-producing properties, combined for a total of $91.3 million.  This was offset by the Company’s acceptance in the 2002 first quarter of $18.7 million in promissory notes in conjunction with the terms of certain commercial land and residential lot sales.  These notes matured prior to December 31, 2002.  One of these notes in the amount of $3 million was collected in the 2002 second quarter.  In addition, $5.5 million of notes receivables outstanding at December 31, 2001 were collected in the 2002 second quarter. Cash used in operating activities also included the use of approximately $47 million for land under development expenditures mostly related to land preparation and infrastructure improvements to ready the land for development or sale.  Additional uses of cash included the Company’s general and administrative expenses and interest expense.

Investing Activities

For the six months ended June 30, 2003 and June 30, 2002, expenditures for development of income-producing properties totaled $14.4 million and $5.8 million, respectively, and, for both periods were primarily for the Valencia Town Center food court remodel and expansion, and construction of Tournament Players Club® at Valencia championship golf course, in the Company’s Westridge community.

Purchase of property and equipment totaled $3.4 million for the six-month period ended June 30, 2003 compared to $4.1 million for the same 2002 period.  Investments in both periods were primarily for water utility construction.

Financing Activities

Distributions to unitholders totaling $4.7 million and $8.0 million were made in the six months ended June 30, 2003 and June 30, 2002, respectively, consisting of two regular quarterly distributions of $.10 per unit in each year and a $.13 per unit special distribution in 2002.  No special distribution was made in 2003.  The Company declared a regular quarterly distribution of $.10 per unit, payable September 8, 2003 to unitholders of record on August 11, 2003.  The Company’s usual practice is to provide sufficient distributions, including special distributions, to pay the taxes associated with Company earnings.  The declaration of distributions and the amount declared, are determined by the Board of Directors on a quarterly basis taking into account the Company’s earnings, financial condition and prospects.

At June 30, 2003, the Company had outstanding balances in mortgage and other debt of $65.2 million versus $82.3 million at June 30, 2002.  The $17.1 million decrease was primarily due to the absence of any outstanding borrowings on the Company’s available lines of credit at June 30, 2003 versus $23.3 million outstanding at June 30, 2002.  The reduced borrowings on the lines of credit were due to strong operating cash flow, primarily from residential lot sales, and a reduced pace of repurchases of partnership units compared to the six months ended June 30, 2002.  This decrease was partially offset by the refinancing of the $9.6 million mortgage secured by the New Columbia Ranch, which was to mature on November 1, 2003.  On June 26, 2003, the Company closed the refinance on the new 15-year mortgage for $15 million, with a fixed interest rate of 3.07% for the first three years.  The remaining activity was due to principal payments on the Company’s outstanding fixed rate debt based on contractual terms partially offset by an increase in the outstanding principal on community facilities bonds due to the refinance of the bonds in October 2002.  The Company’s lines of credit are available to fund recurring operations, distributions and repurchases of partnership units.

During the six months ended June 30, 2003, the Company repurchased 302,230 partnership units for $8.8 million, or an average unit price of $29.07.  During the six months ended June 30, 2002, 415,935 partnership units were repurchased for $12.7 million, or an average price of $30.54.

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activites under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of this statement will not have a material effect on the Company’s results of operations and financial condition for the year ending December 31, 2003.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this statement will not have a material effect on the Company’s results of operations and financial condition for the year ending December 31, 2003.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

Except for historical matters, the matters discussed in this report are forward-looking statements that involve inherent risks and uncertainties.  We have tried, wherever practical, to identify these forward-looking statements by using words like “anticipate,” “believe,” “estimate,” “target,” “project,” “expect,” “plan,” and similar expressions.  Forward-looking statements include, but are not limited to, statements about plans; opportunities; anticipated regulatory approvals or actions; potential litigation outcomes; negotiations; market and economic conditions; development, construction, and sales activities; and availability of financing.

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

Geographic Concentration: The Company’s real estate development activities are focused on the 18,100 acres that it owns in north Los Angeles County. The Company’s entire commercial real estate income portfolio is located in the Valencia area. Therefore, any economic or other factors affecting that concentrated area, such as changes in the housing market, economic conditions and environmental factors, which cannot be predicted with certainty, could affect future results.

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

Government Regulation and Entitlement Risks: In developing its projects, the Company must obtain the approval of numerous governmental authorities regulating such matters as permitted land uses, density and traffic, and the provision of utility services such as electricity, water and waste disposal. In addition, the Company is subject to a variety of federal, state and local laws and regulations concerning protection of health and the environment. This government regulation affects the types of projects, which can be pursued by the Company and increases the cost of development and ownership. The Company devotes substantial financial and managerial resources to comply with these requirements. To varying degrees, certain permits and approvals will be required to complete the developments currently being undertaken or planned by the Company. Furthermore, the timing, cost and scope of planned projects may be subject to legal challenges. (See following “Litigation” discussion.) In addition, the continued effectiveness of permits already granted may be subject to factors such as changes in policies, rules and regulations and their interpretation and application. The ability to obtain necessary approvals and permits for its projects may be beyond the Company’s control and could restrict, delay or prevent development of new projects. The Company’s results of operations in any period will be affected by the amount of entitled properties the Company has in inventory.

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

Environmental Remediation and Endangered Species:  The Company owns or formerly owned properties with respect to which the Company may be required to remediate environmental effects of prior releases of contamination.  Future environmental costs are difficult to estimate because of factors such as, but not limited to, the unknown magnitude of possible contamination, the unknown timing and extent of remediative actions that may be required, the determination of the Company’s potential liability, and the extent to which such costs are recoverable from third parties or from applicable insurance coverages.  In addition, the length of time to perform any required remediation or the successful pursuit of responsible third parties is difficult to predict. The ability to, or length of time required to, remediate any property could increase the costs of, and restrict, prevent or delay the development of a new project.  Additionally, the presence of endangered species on the Company’s property could delay and increase the cost of development, and, in limited circumstances, could prevent the development of some properties.

Item 1. Financial Information

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt. At June 30, 2003, the Company had no outstanding variable rate debt and $65.2 million of outstanding fixed rate debt with interest rates ranging from 3.07% to 8.00%.

The table below presents principal cash flows and related weighted average interest rates of the Company’s long-term fixed rate and variable rate debt at June 30, 2003 by expected maturity dates:

Dollars in thousands	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Mortgage and Other Debt
Fixed Rate Debt (3)	$231	$499	$557	$22,314	$75	$41,556	$65,232	$70,481	(2)
Weighted Average Interest Rate	7.44%	7.41%	7.35%	7.44%	5.76%	5.38%	6.12%

Variable Rate Debt (1)							$—	$—
Weighted Average Interest Rate

(1)               The Company has a $50 million revolving mortgage facility which bears interest at LIBOR plus 1.40% against which  no borrowings were outstanding at June 30, 2003. The Company also has unsecured lines of credit consisting of a $130 million line on which the interest rate is LIBOR plus 1.40%, against which no borrowings were outstanding at June 30, 2003. A $2 million line on which the interest rate was LIBOR plus 1.25% expired in June 2003 and may not be replaced.

(2)               The fair values of the Company’s fixed rate debt either approximate carrying value or are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing arrangments ranging from 3.07% to 5.65%.

(3)               Amounts include a $15 million mortgage secured by New Columbia Ranch. The mortgage bears interest at 3.07% per annum for the first three years and resets to a variable rate, reset quarterly, thereafter.

The table below presents principal cash flows and related weighted average interest rates of the Company’s long-term fixed rate and variable rate debt at December 31, 2002 by expected maturity dates:

Dollars in thousands	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Mortgage and Other Debt
Fixed Rate Debt	$10,055	$499	$557	$22,314	$75	$26,537	$60,037	$64,045
Weighted Average Interest Rate	8.40%	7.41%	7.35%	7.44%	5.76%	6.69%	7.26%

Variable Rate Debt (1)							$—	$—
Weighted Average Interest Rate

There is inherent rollover risk for borrowings as they mature and are renewed at current market rates.The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. The Company manages its interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt in order to maintain variable rate exposure at an acceptable level and by taking advantage of favorable market conditions for long-term debt. In addition, the Company’s guideline for total debt is not to exceed 60% of the appraised value of the income portfolio. As of June 30, 2003, the Company’s debt to income portfolio value ratio was 22%.

Part 1.  Financial Information

Item 4.  Controls and Procedures.

Within 90 days prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Part II.  Other Information

Item 1.  Legal Proceedings.

Please refer to “Community Development” under Part I, Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 5.  Other Information.

On July 21, 2003, the Company entered into a merger agreement with Lennar Corporation, a Delaware corporation, LNR Property Corporation, a Delaware corporation, NWHL Investment LLC, a Delaware limited liability company and NWHL Acquisition, L.P., a California limited partnership.  Please refer to “Note 8 – Subsequent Event” under Part I, Item 1. – “Financial Statements”.

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

Item 6. Exhibits and Reports on Form 8-K

(a)                                  Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

10 (a)                   The Newhall Land and Farming Company Retirement Plan (Restatement effective January 1, 2002) Amendment No. 1

10 (b)                  The Newhall Land and Farming 2002 Equity Compensation Plan Amendment No. 1

31(a)                      Certification of Quarterly Report by Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14

31(b)                     Certification of Quarterly Report by Principal Financial Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14

32(a)                      Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350*

32(b)                     Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350*

* Exhibits 32(a) and 32(b) are to be treated as “furnished” rather than “filed” as part of the report.

(b)                                 The following reports on Form 8-K were filed in the second quarter ended June 30, 2003:

Item Reported	Date of Report

A news release issued by the Company on April 2, 2003 announcing that first quarter earnings were expected to be approximately $0.48 to $0.52 per unit and the Newhall Ranch public hearing was closed.	April 2, 2003

Part II .  Other Information

Item 6. Exhibits and Reports on Form 8-K

Item Reported	Date of Report

Two news releases issued by the Company on April 15, 2003.  One announced the promotions of Donald L. Kimball to Vice President and Chief Financial Officer and Vicki M. Stiller to Controller.  The second news release declared a regular quarterly distribution of $0.10 per partnership unit.

April 15, 2003

A news release issued by the Company on May 28, 2003 announcing that Newhall Ranch Specific Plan was approved and that the Company has reached a tentative settlement agreement to resolve pending litigation initiated by the Company.

May 28, 2003

A news release issued by the Company on June 26, 2003 announcing that second quarter earnings were expected to be approximately $0.03 to $0.06 per unit.	June 26, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEWHALL LAND AND FARMING COMPANY
(a California Limited Partnership)
Registrant

By:	Newhall Management Limited Partnership,
Managing General Partner

By:	Newhall Management Corporation,
Managing General Partner

Date: August 4, 2003	By:	/ S / GARY M. CUSUMANO
Gary M. Cusumano, President and Chief Executive Officer of Newhall Management Corporation
(Principal Executive Officer)

Date: August 4, 2003	By:	/ S / DONALD L. KIMBALL
Donald L. Kimball, Vice President and Chief Financial Officer of Newhall Management Corporation
(Principal Financial Officer)

Date: August 4, 2003	By:	/ S / VICKI M. STILLER
Vicki M. Stiller, Controller of Newhall Management Corporation
(Principal Accounting Officer)

THE NEWHALL LAND AND FARMING COMPANY

INDEX TO EXHIBITS

Exhibit Number	Description

10 (a)	The Newhall Land and Farming Company Retirement Plan (Restatement effective January 1, 2002) Amendment No. 1

10 (b)	The Newhall Land and Farming 2002 Equity Compensation Plan Amendment No. 1

31(a)	Certification of Quarterly Report By Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14

31(b)	Certification of Quarterly Report By Principal Financial Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14

32(a)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32(b)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350