Form 10-Q
period 2003-09-30
NEWHALL LAND & FARMING CO /CA/
filed 2003-11-10
CIK 751976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

YES  ☒  NO  ☐

23,913,801 partnership units outstanding at October 31, 2003

Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands except per unit	2003	2002	2003	2002
Revenues

Real estate
Residential land sales	$9,344	$37,761	$60,101	$82,536
Industrial and commercial sales	13,241	3,331	23,247	34,894
Commercial operations
Income-producing properties	10,940	9,700	30,314	29,171
Valencia Water Company	4,736	4,427	10,681	10,706
	38,261	55,219	124,343	157,307

Agriculture operations	1,244	2,971	3,154	4,902

Total revenues	$39,505	$58,190	$127,497	$162,209

Contribution to Income

Real estate
Residential land sales	$6,722	$12,338	$28,794	$26,403
Industrial and commercial sales	6,841	121	6,637	14,857
Community development	(3,581)	(5,933)	(10,040)	(13,652)
Commercial operations
Income-producing properties	1,715	3,121	6,449	9,300
Valencia Water Company	1,048	981	1,681	2,157
	12,745	10,628	33,521	39,065

Agriculture operations	399	(296)	993	(29)

General and administrative expense	(5,262)	(2,980)	(12,299)	(9,329)

Operating income	7,882	7,352	22,215	29,707

Interest and other, net	(948)	(685)	(2,157)	(2,542)

Net Income	$6,934	$6,667	$20,058	$27,165

Net income per unit	$0.29	$0.28	$0.86	$1.13

Net income per unit - diluted	$0.29	$0.27	$0.84	$1.11

Weighted average number of units used in computing per unit amounts:
Net income per unit	23,600	24,013	23,388	24,100
Net income per unit - diluted	24,131	24,286	23,766	24,486

Cash distributions per unit:
Regular	$0.10	$0.10	$0.30	$0.30
Special	—	—	—	0.13

See notes to consolidated financial statements

Consolidated Balance Sheets

In thousands	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Cash and cash equivalents	$68,793	$25,403

Accounts and notes receivable	8,356	6,131

Land under development	38,537	47,428

Land held for future development	19,053	19,154

Income-producing properties, net	170,550	159,971

Property and equipment, net	78,503	76,449

Investment in joint venture	1,366	1,199

Other assets and deferred charges	28,648	23,890

	$413,806	$359,625

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable	$42,642	$35,948

Accrued expenses	57,830	43,119

Deferred revenues	29,818	22,696

Mortgage and other debt	65,118	60,037

Advances and contributions from developers for utility construction	40,131	38,490

Other liabilities	24,417	23,639

Total liabilities	259,956	223,929

Partners’ capital

23,913 units outstanding, excluding 12,859 units in treasury (cost-$325,157), at September 30, 2003 and 23,518 units outstanding, excluding 13,254 units in treasury (cost-$330,358), at December 31, 2002	155,128	136,974

Accumulated other comprehensive income	(1,278)	(1,278)

	153,850	135,696

	$413,806	$359,625

See notes to consolidated financial statements

Consolidated Statements of Cash Flow

(Unaudited)

	Nine Months Ended September 30,
In thousands	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$20,058	$27,165

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	9,763	8,561
Increase in land under development	(31,830)	(68,412)
Cost of sales and other inventory changes	40,823	72,477
(Increase) decrease in accounts and notes receivable	(2,225)	3,106
Increase in accounts payable, accrued expenses and deferred revenues	28,528	30,985
Cost of property sold	1,537	127
Other adjustments, net	(4,051)	(1,065)

Net cash provided by operating activities	62,603	72,944

CASH FLOWS FROM INVESTING ACTIVITIES:

Development of income-producing properties	(19,015)	(11,968)
Purchase of property and equipment	(4,906)	(6,802)
Investment in joint venture	(167)	(509)

Net cash used in investing activities	(24,088)	(19,279)

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions paid	(7,048)	(10,398)
Increase (decrease) in mortgage and other debt, net	5,081	(26,630)
Increase in advances and contributions from developers for utility construction	1,641	4,185
Purchase of partnership units	(8,787)	(14,959)
Issuance of partnership units	13,988	2,406

Net cash provided by (used in) financing activities	4,875	(45,396)

Net increase in cash and cash equivalents	43,390	8,269

Cash and cash equivalents, beginning of period	25,403	3,050

Cash and cash equivalents, end of period	$68,793	$11,319

Supplemental Disclosure of Cash Flow Information:

Interest paid (net of amount capitalized of $1,736 as of September 30, 2003 and $1,053 as of September 30, 2002)	$1,293	$2,538

See notes to consolidated financial statements

Notes to Consolidated Financial Statements (unaudited)

Note 1. Accounting Policies

The Newhall Land and Farming Company’s (“the Company”) unaudited interim financial statements have been prepared pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2003 and 2002 have been made.  For additional information, your attention is directed to the footnote disclosures found on pages 36 through 51 of the Company’s 2002 Annual Report on Form 10-K.  In addition, a summary of the accounting policies that management considers significant in the preparation of the Company’s consolidated financial statements is included below and in Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Basis of Consolidation: The consolidated financial statements include the accounts of The Newhall Land and Farming Company and its subsidiaries, which are wholly-owned or controlled by the Company. All significant intercompany balances and transactions are eliminated.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per unit	2003	2002	2003	2002

Net Income, as reported	$6,934	$6,667	$20,058	$27,165
Total stock-based employee compensation expense	(1,033)	(932)	(2,856)	(2,212)
Pro forma net income	$5,901	$5,735	$17,202	$24,953

Net income per unit

Basic - as reported	$0.29	$0.28	$0.86	$1.13
Basic - pro forma	0.25	0.24	0.74	1.04

Diluted - as reported	0.29	0.27	0.84	1.11
Diluted - pro forma	0.24	0.24	0.72	1.02

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

Income Taxes:  The Company is not a taxable entity; accordingly, no provision for income taxes has been made in the consolidated financial statements. Partners are taxed on their allocable share of the Company’s earnings, which is reportable on their income tax returns.

Note 2. Details of Land Under Development

(In $000)	September 30, 2003	December 31, 2002

Residential land development	$32,804	$27,706
Industrial and commercial land development	5,733	19,722

Total land under development	$38,537	$47,428

Note 3. Details for Earnings per Unit Calculation

(in 000’s except per unit)	Income (numerator)	Units (denominator)	Per Unit
For three months ended September 30, 2003
Net income per unit
Net income available to unitholders	$6,934	23,600	$.29
Effect of dilutive securities
Unit options	—	531	—
Net income per unit - diluted	$6,934	24,131	$.29

For three months ended September 30, 2002
Net income per unit
Net income available to unitholders	$6,667	24,013	$.28
Effect of dilutive securities
Unit options	—	273	(.01)
Net income per unit - diluted	$6,667	24,286	$.27

For nine months ended September 30, 2003
Net income per unit
Net income available to unitholders	$20,058	23,388	$.86
Effect of dilutive securities
Unit options	—	378	(.02)
Net income per unit - diluted	$20,058	23,766	$.84

For nine months ended September 30, 2002
Net income per unit
Net income available to unitholders	$27,165	24,100	$1.13
Effect of dilutive securities
Unit options	—	386	(.02)
Net income per unit - diluted	$27,165	24,486	$1.11

Note 4. Details of Income-Producing Properties and Property and Equipment

(In $000s)	September 30, 2003	December 31, 2002
Income-producing properties
Land	$36,612	$36,600
Buildings	143,231	134,002
Other	11,674	9,655
Properties under development	27,514	23,741
	219,031	203,998
Accumulated depreciation	(48,481)	(44,027)
	$170,550	$159,971

(In $000s)	September 30, 2003	December 31, 2002
Property and equipment
Land	$3,760	$3,760
Buildings	6,403	6,034
Equipment	8,789	8,957
Water supply systems, orchards and other	96,383	91,465
Construction in progress	6,086	7,188
	121,421	117,404
Accumulated depreciation	(42,918)	(40,955)
	$78,503	$76,449

Note 5.  Disclosure about Certain Financial Statement Captions

Cash and cash equivalents - The Company had $68.8 million in cash and short-term investments at September 30, 2003, representing a $43.4 million increase in cash and cash equivalents for the first nine months of 2003 compared to the Company’s ending balance of cash and equivalents at December 31, 2002.  Cash generated from residential lot sales and commercial and industrial land sales combined totaled approximately $86 million for the nine months ended September 30, 2003.  Included in the cash balance at September 30, 2003 was a $5 million deposit received by the Company in July 2003 related to the pending merger transaction with Lennar Corporation and LNR Property Corporation.  Upon the closing of the merger transaction, the $5 million deposit becomes part of the purchase price from the Lennar/LNR venture.  (See further discussion of the merger below in Note 8:  Merger.)  Additionally, in June 2003, the Company refinanced a mortgage secured by the New Columbia Ranch.  The existing mortgage of $9.6 million was repaid and a new $15 million mortgage was executed.  (See additional discussion below on the Mortgage and other debt financial statement caption.)  At September 30, 2003, with the exception of $19.3 million in outstanding letters of credit, the Company had no outstanding balances on its available lines of credit.  Due to prepayment penalties, the Company invests its excess cash in short-term investments rather than pay down its fixed rate debt.  (See the Consolidated Statements of Cash Flows and further discussion in Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Land under development - The $8.9 million decrease in land under development at September 30, 2003 compared to the prior year end was primarily due to $41 million in cost allocations to residential lot sales and commercial and industrial land sales reported in the financial results for the first nine months of 2003.  This was partially offset by $32 million in capitalized project costs, net of approximately $8 million in fee reimbursements received from the Valencia Bridge and Major Thoroughfare District, during the nine months ended September 30, 2003.  (See definitions of project costs and cost allocations in the “Critical Accounting Policies and Estimates” section of Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Accrued expenses - The $14.7 million increase in accrued expenses at September 30, 2003 compared to December 31, 2002 primarily related to the collection of school fees from merchant builders for residential lots sold.  As monies are collected from merchant builders to fund the Company’s portion of future schools to be built in Valencia, the accrual account is increased.  The Company reduces the accrual as funding requests are paid by the Company to the school districts.

Deferred revenues - The $7.1 million net increase in deferred revenues for the nine months ended September 30, 2003 was primarily attributable to approximately $18 million in deferred revenues for certain residential lots and commercial land sold under percentage of completion accounting in 2003, including $536,000 recorded in the 2003 third quarter.  (See definition of percentage of completion in the “Critical Accounting Policies and Estimates” section of Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.)  This increase was partially offset by recognizing about $11 million of deferred revenues earned in 2003 to date, including $2.3 million of deferred revenues recognized in the 2003 third quarter.

Mortgage and other debt – The $5.1 million increase in mortgage and other debt for the nine months ended September 30, 2003 was primarily due to the refinancing of the New Columbia Ranch mortgage in June 2003.  The existing mortgage of $9.6 million was repaid and a new $15 million mortgage was executed.  The existing mortgage had an 8.45% interest rate and was to mature in November 2003.  The new mortgage has a term of 15 years and bears interest at 3.07% per annum for the first three years and converts to a variable rate, reset quarterly, thereafter.  This increase was partially offset by principal payments on other of the Company’s outstanding fixed rate debt based on contractual terms.  (See further discussion in the “Financial Condition” section of Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Note 6.  Business Segment Reporting

The following table provides financial information regarding revenues from external customers, income and total assets for the Company’s business segments and also provides a reconciliation to the Company’s consolidated totals:

	Three months ended September 30, 2003
(In $000s)	Revenues	Contribution to Income	Assets
Real Estate
Residential	$9,344	$6,841	$41,597
Industrial and commercial	13,241	7,050	24,361
Community development	—	(3,339)	33,244
Income-producing properties	10,940	1,752	156,792
Valencia Water Company	4,736	1,103	84,698
Agriculture	1,244	425	5,790
Central administration	—	(4,700)	67,324
All other	—	(1,250)	—
	39,505	7,882	413,806
Interest and other, net	—	(948)	—
	$39,505	$6,934	$413,806

	Three months ended September 30, 2002
(In $000s)	Revenues	Contribution to Income	Assets
Real Estate
Residential	$37,761	$12,410	$32,018
Industrial and commercial	3,331	270	53,932
Community development	—	(5,763)	35,069
Income-producing properties	9,700	3,146	149,101
Valencia Water Company	4,427	1,015	77,967
Agriculture	2,971	(282)	6,025
Central administration	—	(2,619)	16,433
All other	—	(825)	—
	58,190	7,352	370,545
Interest and other, net	—	(685)	—
	$58,190	$6,667	$370,545

	Nine months ended September 30, 2003
(In $000s)	Revenues	Contribution to Income	Assets
Real Estate
Residential	$60,101	$29,068	$41,597
Industrial and commercial	23,247	7,158	24,361
Community development	—	(9,441)	33,244
Income-producing properties	30,314	6,539	156,792
Valencia Water Company	10,681	1,809	84,698
Agriculture	3,154	1,049	5,790
Central administration	—	(10,967)	67,324
All other	—	(3,000)	—
	127,497	22,215	413,806
Interest and other, net	—	(2,157)	—
	$127,497	$20,058	$413,806

	Nine months ended September 30, 2002
(In $000s)	Revenues	Contribution to Income	Assets
Real Estate
Residential	$82,536	$26,696	$32,018
Industrial and commercial	34,894	15,403	53,932
Community development	—	(13,022)	35,069
Income-producing properties	29,171	9,395	149,101
Valencia Water Company	10,706	2,293	77,967
Agriculture	4,902	33	6,025
Central administration	—	(7,916)	16,433
All other	—	(3,175)	—
	162,209	29,707	370,545
Interest and other, net	—	(2,542)	—
	$162,209	$27,165	$370,545

Note 7.  New Accounting Pronouncement

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  In addition, the statement requires the presentation of the minority interest in certain consolidated entities at fair market value.  The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  However, on October 29, 2003, the FASB decided to defer indefinitely the implementation date for reporting at fair value minority interests in certain consolidated entities, which previously was effective beginning in the third quarter of 2003.  As a result of this deferral, it is not anticipated that the adoption of this statement will have a material effect on the Company’s results of operations and financial condition for the year ending December 31, 2003.

Note 8.  Merger

On July 21, 2003, the Company entered into a merger agreement with Lennar Corporation, a Delaware corporation, LNR Property Corporation, a Delaware corporation, NWHL Investment LLC, a Delaware limited liability company and NWHL Acquisition, L.P., a California limited partnership.  On September 4, 2003, the Company announced the completion of due diligence by the Lennar/LNR interests.  The transaction remains subject to the approval by the California Public Utilities Commission (CPUC) of the change of control of the Company’s wholly-owned subsidiary, Valencia Water Company, as well as customary closing conditions.  The Hart-Scott-Rodino Act waiting period has been terminated by the Department of Justice and the Federal Trade Commission.

The Proxy Statement for the Special Meeting of Untiholders was mailed on September 25, 2003 to unitholders of record on September 22, 2003.  The Special Meeting of Unitholders was held on November 6, 2003 at The Crowne Plaza Hotel - Los Angeles International Airport, 5985 West Century Boulevard, Los Angeles, California. At the meeting, unitholders approved the principal terms of a merger pursuant to the Agreement and Plan of Merger, dated July 21, 2003, by and among the Company, on the one hand, and Lennar Corporation, LNR Property Corporation, NWHL Investment LLC, and NWHL Acquisition, L.P., on the other hand.

The application for change of control of Valencia Water Company was filed with the CPUC on August 18, 2003.  Three protests requesting evidentiary and public hearings were received by the CPUC in connection with the application.  On October 3, 2003, the Administrative Law Judge and the Assigned Commissioner issued a ruling confirming the determination that hearings are not necessary.  On October 23, 2003, the Administrative Law Judge and the Assigned Commissioner issued a ruling modifying the schedule and seeking comments on proposed conditions the Commission might impose, should it approve the change in control of Valencia Water Company.  Under the new schedule, parties were given to October 27, 2003 to file and serve briefs and proposed conditions.  Reply briefs were to be filed no later than October 31, 2003.  Applicants for the change in control, which includes the Company, Lennar and LNR Property, filed timely their brief and their reply brief with the CPUC which included comments on the proposed conditions.  Subsequent scheduling and action is subject to the Administrative Law Judge’s and CPUC’s discretion.  The Company had previously stated it expected the transaction to close by the middle of 2004.  However, based on the progress to date, it now appears that the closing may take place substantially earlier than originally anticipated.

Part I. Financial Information

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s unaudited interim financial statements have been prepared pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  For further information, your attention is directed to the footnote disclosures found on pages 36 through 51 of the Company’s 2002 Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

Comparison of Third Quarter and Nine Months of 2003 to Third Quarter and Nine Months of 2002

Unaudited

The amounts of increase or decrease in revenues and income from the prior year third quarter and nine months are as follows (in 000s, except per unit):

	Third Quarter		Nine Months
	Increase (Decrease)		Increase (Decrease)
	Amount	%	Amount	%
Revenues
Real estate
Residential land sales	$(28,417)	-75%	$(22,435)	-27%
Industrial and commercial sales	9,910	298%	(11,647)	-33%
Commercial operations
Income-producing properties	1,240	13%	1,143	4%
Valencia Water Company	309	7%	(25)	0%
	(16,958)	-31%	(32,964)	-21%

Agriculture Operations	(1,727)	-58%	(1,748)	-36%

Total revenues	$(18,685)	-32%	$(34,712)	-21%

Contribution to Income
Real estate
Residential land sales	$(5,616)	-46%	$2,391	9%
Industrial and commercial sales	6,720	5554%	(8,220)	-55%
Community development	2,352	40%	3,612	26%
Commercial operations
Income-producing properties	(1,406)	-45%	(2,851)	-31%
Valencia Water Company	67	7%	(476)	-22%
	2,117	20%	(5,544)	-14%

Agriculture operations	695	235%	1,022	3524%

General and administrative expense	(2,282)	-77%	(2,970)	-32%

Operating income	530	7%	(7,492)	-25%

Interest and other, net	(263)	-38%	385	15%

Net income	$267	4%	$(7,107)	-26%

Net income per unit	$0.01	4%	$(0.27)	-24%

Net income per unit - diluted	$0.02	7%	$(0.27)	-24%

Weighted average number of units used in computing per unit amounts:
Net income per unit	(413)	-2%	(712)	-3%
Net income per unit - diluted	(155)	-1%	(720)	-3%

The increases and decreases in revenues and income for the three and nine months are attributable to the following:

Revenues totaled $39.5 million for the three months ended September 30, 2003 compared to revenues of $58.2 million for the three months ended September 30, 2002.  The company reported income of $6.9 million, or $.29 per partnership unit, for the 2003 third quarter compared to $6.7 million, or $.27 per partnership unit, for the same period in 2002.

Although revenues for the 2003 third quarter were 32% lower than the same period in 2002, income was 4% higher for the three month period ended September 30, 2003 compared to the 2002 third quarter.  This relationship was primarily due to a high-margin apartment land sale and $2.2 million in revenues received under residential price and profit participation agreements in the current quarter.  No significant price and profit participation revenues were reported in the 2002 third quarter.

The primary contributors to the 2003 third quarter results were the sales of 10 custom home sites in the Westridge golf course community, the sales of 12 acres of commercial and industrial land, including a 7.8 acre apartment land sale, operations from the Company’s income-producing portfolio and revenues received by the Company under price and profit participation agreements.  Combined, these activities contributed $31.2 million to revenues and $15.3 million to income in the third quarter of 2003.

Residential land sales were the major contributor to 2002 third quarter results with 217 residential lots in the Westridge community closing escrow, contributing $34.8 million to revenues and $13.0 million to income.

Home sales by merchant builders on lots previously purchased from the Company continue to be strong with 657 homes sold during the first nine months of 2003 compared to 849 new homes sold during the same period last year.  At September 30, 2003, merchant builders had 512 homes in escrow and unsold inventory of 1,684 lots previously purchased from the Company, compared to 406 homes in escrow and unsold inventory of 1,339 lots at the end of the 2002 third quarter.  While the Company does not participate directly in profits generated from escrow closings by merchant builders, indirectly the Company generally shares with the merchant builders in the overall revenues and profits of home building projects above agreed upon thresholds.  The sale of previously sold lots to homebuyers is also key to the Company’s future success in selling additional lots.

Revenues for the nine months ended September 30, 2003 totaled $127.5 million and income totaled $20.1million, or $.84 per partnership unit, compared to revenues of $162.2 million and income of $27.2 million, or $1.11 per partnership unit, for the same period in 2002.

The sales of all 759 residential lots in the Company’s Creekside community, the sales of 24 custom home sites in the Westridge golf course community, the sales of approximately 30 acres of commercial and industrial land, and operations from the Company’s income-producing portfolio were the primary contributors to the Company’s results for the nine months ended September 30, 2003. Combined, these contributed $100.8 million to revenues and $38.1 million to income for the nine-month period.  In addition, revenues and income recorded by the Company under price and profit participation agreements for the first nine months of 2003 totaled $4.4 million.

Major contributors to 2002 nine-month results were the sales of 620 residential lots in the Westridge community, the sale of the entire 329 entitled, unimproved lots in the Alta Vista community and the sales of approximately 57 acres of commercial land.  Combined, these sales contributed $110.5 million to revenues and $45.7 million to income for the 2002 nine month period.

On July 21, 2003, the Company entered into a merger agreement with Lennar Corporation, a Delaware corporation, LNR Property Corporation, a Delaware corporation, NWHL Investment LLC, a Delaware limited liability company and NWHL Acquisition, L.P., a California limited partnership.  On September 4, 2003, the Company announced the completion of due diligence by the Lennar/LNR interests.  The transaction remains subject to the approval by the California Public Utilities Commission (CPUC) of the change of control of the Company’s wholly-owned subsidiary, Valencia Water Company, as well as customary closing conditions.  The Hart-Scott-Rodino Act waiting period has been terminated by the Department of Justice and the Federal Trade Commission.

The Proxy Statement for the Special Meeting of Untiholders was mailed on September 25, 2003 to unitholders of record on September 22, 2003.  The Special Meeting of Unitholders was held on November 6, 2003 at The Crowne Plaza Hotel  - Los Angeles International Airport, 5985 West Century Boulevard, Los Angeles, California. At the meeting, unitholders approved the principal terms of a merger pursuant to the Agreement and Plan of Merger, dated July 21, 2003, by and among the Company, on the one hand, and Lennar Corporation, LNR Property Corporation, NWHL Investment LLC, and NWHL Acquisition, L.P., on the other hand.

The application for change of control of Valencia Water Company was filed with the CPUC on August 18, 2003.  Three protests requesting evidentiary and public hearings were received by the CPUC in connection with the application.  On October 3, 2003, the Administrative Law Judge and the Assigned Commissioner issued a ruling confirming the determination that hearings are not necessary.  On October 23, 2003, the Administrative Law Judge and the Assigned Commissioner issued a ruling modifying the schedule and seeking comments on proposed conditions the Commission might impose, should it approve the change in control of Valencia Water Company.  Under the new schedule, parties were given to October 27, 2003 to file and serve briefs and proposed conditions.  Reply briefs were to be filed no later than October 31, 2003.  Applicants for the change in control, which includes the Company, Lennar and LNR Property, filed timely their brief and their reply brief with the CPUC which included comments on the proposed conditions.  Subsequent scheduling and action is subject to the Administrative Law Judge’s and CPUC’s discretion.  The Company had previously stated it expected the transaction to close by the middle of 2004.  However, based on the progress to date, it now appears that the closing may take place substantially earlier than originally anticipated.

As a result of a cash payment received on October 17, 2003 under the terms of a settlement agreement related to Company-initiated litigation (see Part II, Item 1.  Legal Proceedings), and projected results for the 2003 fourth quarter, the Company expects net income for the full year ending December 31, 2003 to range from approximately $1.50 to $1.60 per unit.  This is an increase over the previously reported range for 2003’s earnings of $1.15 to $1.25 per unit.  This estimate reflects the forecasted sale of about 793 residential lots with a combined sales price of approximately $67 million and up to 56 acres of commercial and industrial land with a combined expected sales value of $44 million for 2003.  As of September 30, 2003, 783 residential lots and 30 acres of commercial and industrial land had closed escrow.  As of October 31, 2003, escrows closed on an additional two custom estate lots, which will be reflected in the results for the 2003 fourth quarter.  The Company’s portfolio of income-producing properties is expected to contribute approximately $8 million to income in 2003, after deductions for administrative expenses and depreciation.  Net operating income from the income-producing portfolio, which is the industry-accepted performance measure for such assets, is expected to be approximately $20 - $21 million for 2003.  Net operating income represents earnings from the income portfolio before deductions for administrative expenses and depreciation, but after accounting for approximately $700,000 in projected start-up expenses for the Tournament Players Club at Valencia golf course, in 2003.

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

In the 2003 third quarter, 10 custom home sites closed escrow in the Company’s Westridge golf course community, contributing $4.8 million to revenues and $3.3 million to income under the percentage of completion accounting method.  Additionally, revenues of $2.3 million and income of $944,000 were recognized in the 2003 third quarter under percentage of completion accounting on lots previously sold by the Company.  Also, during the three-month period ended September 30, 2003, revenues and income of $2.2 million were recognized under price and profit participation agreements related to prior year lot sales.

Results for the nine months ended September 30, 2003 included the sale of the entire 759 lots in the Creekside community to merchant builders and the closing of escrows on 24 custom home sites in the Westridge community.  The sale of these 783 lots contributed a combined total of $49.2 million to revenues and $21.9 million to income under the percentage of completion method of accounting through September 30, 2003.  In addition, results for the nine-month period ended September 30, 2003 included $6.4 million in revenues recognized under percentage of completion accounting on lots previously sold by the Company, which, when combined with revised estimates to complete the land development on the sold lots, generated $4.8 million in income for the first nine months of 2003.  Also, $4.4 million in revenues and income were recognized in the nine-month period ended September 30, 2003 from cash payments received by the Company under price and profit participation agreements related to prior year lot sales.

A total of 217 residential lots in Valencia Westridge closed escrow in the 2002 third quarter, contributing $34.8 million to revenues and $13.0 million to income under percentage of completion accounting.   For the nine months ended September 30, 2002, a total of 949 residential lots closed escrow, contributing $77.9 million to revenues and $27.4 million to income under percentage of completion accounting.  Included in the 949 lots sold were the entire inventory of 329 entitled, unimproved residential lots in the community of Alta Vista, contributing $15.8 million to revenue and $6.2 million to income, and 620 entitled, improved lots in the Westridge golf course community, contributing $62.1 million to revenues and $21.2 million to income.

No residential lots were in escrow to merchant builders at the end of the 2003 third quarter.  As of October 31, 2003, escrows closed on two additional custom lots for a combined sales price of $950,000, which will be reflected in the results for the fourth quarter 2003.  At September 30, 2002, the entire 275 residential lots in the community of Hidden Creek and 106 residential lots in Westridge were in escrow for closings in the 2002 fourth quarter.  In addition, the entire 759 residential lots in the Creekside community were in escrow for closings reported in the results for the 2003 first quarter.

Industrial and Commercial Sales

Industrial Land Sales

While demand for industrial land in Valencia’s business parks remains at low levels, the industrial market continues to show signs of improvement with a combined vacancy rate in both Valencia Industrial Center and Valencia Commerce Center below 10% as of September 30, 2003 compared to 11% at the end of the 2003 second quarter and 12% at September 30, 2002.  At September 30, 2003, the Company had approximately 360 net acres of industrial land remaining in Valencia.

A 2.1-acre industrial parcel closed escrow during the 2003 third quarter, contributing $1.0 million to revenues and $137,000 to income.  Results for the nine months ended September 30, 2003 included the sales of a total of 7.8 acres of industrial land, which, combined, contributed $3.8 million to revenues and $546,000 to income.  No industrial land was sold or in escrow during the three or nine months ended September 30, 2002.

The Company expects to market for sale approximately 14 acres of industrial land in 2003, including the 7.8 acres which closed during the nine months ended September 30, 2003.  At September 30, 2003, approximately 2 acres of industrial land were in escrow for $889,000, with closing expected in the 2003 fourth quarter.  The ability of the Company to complete sales projected in 2003 is dependent upon a variety of factors including, but not limited to, identification of suitable buyers for its land, reaching agreement with the buyers on definitive terms, the successful completion of the due diligence work by buyers, the availability of financing to suitable buyers, satisfactory resolution of regulatory and legal issues, and market and general economic and other conditions, the timing and outcome of which may be beyond the control of the Company.  All escrow closings are subject to market and other conditions that may be beyond the control of the Company.

Commercial Land Sales

Two commercial parcels totaling 10.0 acres closed escrow during the 2003 third quarter, contributing $12.2 million to revenues and $7.9 million to income.  The parcels that closed escrow in the 2003 third quarter included a 188-unit apartment complex site on 7.8 net acres.  For the nine months ended September 30, 2003, six commercial parcels totaling 22.5 acres closed escrow, contributing a total of $17.4 million to revenues and $9.2 million to income under percentage of completion accounting.

During the 2002 third quarter, two commercial parcels totaling 1.6 acres closed escrow and contributed $1.1 million to revenues and $522,000 to income.  In addition, $1.0 million in revenues and $613,000 in income were recognized under the percentage of completion method of accounting on sales closed earlier in 2002, and $1.2 million in revenues and $629,000 in income were recognized from prior year sales.  For the nine months ended September 30, 2002, nine commercial parcels totaling 57.1 acres closed escrow, contributing $32.7 million to revenues and $18.3 million to income under percentage of completion accounting.

At September 30, 2003, a total of approximately 59 acres were in escrow for about $43 million, with closings expected beginning later in 2003.  At September 30, 2002, a total of 8.6 acres of commercial land was in escrow for closings in the 2002 fourth quarter.  All escrow closings are subject to market and other conditions that may be beyond the control of the Company.

Community Development

Community development expenses decreased 40% and 26% for the three- and nine-month periods ended September 30, 2003, respectively, compared to the same 2002 periods primarily due to the Company’s reduction in corporate marketing expenses as a result of the Company’s streamlining of its administration, sales and marketing efforts and a decrease in costs related to certain legal challenges.  For all of 2003, community development expenses, excluding an $8.9 million cost recovery received on October 17, 2003 related to the settlement of Company initiated litigation (see Part II, Item 1.  Legal Proceedings), are expected to decrease about 25% from 2002 due to the Company’s anticipated reduction in marketing expenses and a decrease in costs related to legal challenges.  These expense reductions are anticipated to be partially offset by continuing expenses related to obtaining entitlements and planning for the completion of the projected sellout of Valencia residential land, and positioning Newhall Ranch to commence development.

In June, 2000, a Kern County Superior Court identified six issues in the Newhall Ranch Environmental Impact Report as requiring further review.  On October 14, 2003, the Company returned to the Kern County Superior Court to address the additional analyses performed on these six issues.  A hearing was held to determine the sufficiency of the environmental documents for the Newhall Ranch Specific Plan, which was approved by the Los Angeles County Board of Supervisors on May 27, 2003.  Prior to the hearing, Ventura County withdrew from the lawsuit because the county’s issues had been adequately resolved.  On October 22, 2003, the judge ruled that the court was satisfied with the adequacy of the additional environmental analysis that was performed at the court’s direction and granted Los Angeles County’s motion to discharge the writ of mandate related to Newhall Ranch.  The Petitioners have 60 days from the entry of judgment to appeal the court’s decision.  The Company continues to work on subdivision maps in several different villages within Newhall Ranch and will begin to process permit applications and environmental documents.  Initial development is expected to begin in 2006.  The length of time necessary to obtain completion of governmental review and approvals necessary for the project, and the timing of any judicial processes that may result, are difficult to predict and actual commencement of development may be delayed beyond the target date.

Income-Producing Properties

For the three-month period ended September 30, 2003, revenues increased 13% over the same period in 2002 while income decreased 45% over the 2002 third quarter.  The increase in revenues was primarily due to revenues from Tournament Players Club® (TPC) at Valencia championship golf course, which opened for play on June 26, 2003.  The decrease in income was primarily due to a net loss recorded by TPC at Valencia golf course resulting from the start-up of initial operations combined with lower income from Valencia Town Center regional shopping mall.

For the nine-month period ended September 30, 2003, revenues increased 4% over revenues for the nine months ended September 30, 2002 while income was down 31% over the prior year.  The increase in revenues was primarily due to revenues from the TPC at Valencia championship golf course partially offset by a decrease in occupancy at Valencia Town Center.  The decrease in income was primarily the result of a net loss recorded from the TPC at Valencia golf course, including pre-opening and marketing expenses, increased operating expenses at Valencia Town Center and a decrease in operating income from the hotel properties.

Net operating income represents earnings from the income portfolio before deductions for administrative expenses and depreciation, and is the industry-accepted performance measure for such assets.  Net operating income for the third quarter 2003 and the nine-month period ended September 30, 2003 decreased 13% and 10%, respectively, over the same periods in 2002 primarily due to a $200,000 net operating loss at the TPC at Valencia golf course, increased operating expenses at Valencia Town Center and a decrease in operating income from both hotel properties.

Income-Producing Properties

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net Operating Income(1), (2)	$4,918	$5,492	$15,068	$16,642
Admin/Depreciation	(3,203)	(2,371)	(8,619)	(7,342)
Total Contribution to Income	$1,715	$3,121	$6,449	$9,300

(1) Includes NorthPark Village Square and River Oaks shopping centers, Valencia Town Center regional mall and entertainment center, retail along Town Center Drive, Hyatt Valencia and Valencia Hilton hotels, TPC at Valencia golf course, restaurants, leases, etc.

(2) Before administrative expenses and depreciation.  Net operating income is the industry-accepted performance measure for income-producing properties.  Maintenance expensed as incurred.

Occupancy rates at the Company’s various income-producing properties were as follows at September 30, 2003 and 2002:

Occupancy Rates(a):	September 30, 2003	September 30, 2002
Valencia Town Center Mall(b)	91%	80%
Entertainment Center(c)	94%	97%
Valencia Town Center Master Lease(d)	83%	94%
NorthPark/River Oaks Shopping Centers	100%	99%
Hotels	77%	76%

(a) Includes signed lease space and leases to short-term tenants.

(b) Includes approximately 329,929 square feet of leasable retail space in the mall and along Town Center Drive, and 8,431 square feet of office space.  Vacant space includes approximately 40,000 square feet, which is not available for occupancy due to construction activities at the property.

(c) Includes 128,745 square feet of leasable space.

(d) Includes 51,019 square feet of retail space from a 12-1/2 year leaseback agreement that was part of the sale of four office buildings along Town Center Drive that closed escrow in early December 2000.

The primary contributor to the vacancy at Valencia Town Center regional shopping mall was the approximately 12% of non-anchor gross leasable area that was not available for occupancy due to the construction related to the second phase of the remodel project underway at the property.  The first phase of the remodel involved relocating an expanded food court to the west end of the shopping mall where Edwards Theatres was previously located. This was completed in February 2003.  The second phase of the remodel in progress is to create new retail space in the former food court location and is expected to be open later this year for the holidays.

Results for the 2002 third quarter and the nine months ended September 30, 2002 included the favorable effect of the cessation of depreciation totaling $19,000 and $58,000, respectively, on income-producing properties held for sale.  One minor income property was sold in the 2002 fourth quarter.  There were no properties held for sale at September 30, 2003 or during the nine month period then ended.

The Company’s portfolio of income-producing properties is expected to contribute approximately $8 million to income in 2003, after deductions for administrative expenses and depreciation.  Net operating income from the income-producing portfolio is expected to be approximately $20 - $21 million after accounting for approximately $700,000 in projected start-up costs for the TPC at Valencia golf course in 2003.

Valencia Water Company

Valencia Water Company is a regulated utility serving approximately 26,000 customers and is a wholly-owned subsidiary of the Company.  Third quarter 2003 revenues and income increased 7% from the same period in 2002.  For the first nine months of 2003, Valencia Water Company recorded a decrease of 22% in income over the nine-month period ended September 30, 2002 while revenues remained flat as compared to the same 2002 period.  The increase in revenues and income for the 2003 third quarter was primarily due to a slight increase to the water company’s authorized revenues approved by the California Public Utilities Commission in May 2003 combined with an increase of approximately 2% in metered connections.  The decrease in income for the nine months ended September 30, 2002 was primarily due to higher administrative expenses and expenses related to legal proceedings in which Valencia Water Company is involved.

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

For the three- and nine-month periods ended September 30, 2003, agriculture revenues, including the Company’s energy operations, decreased 58% and 36%, respectively, compared to revenues for the same periods in 2002.  The decrease in revenues was primarily due to discontinuation of a substantial portion of the Company’s farming operations at New Columbia Ranch and reduced prices on citrus, partially offset by increased land rents at New Columbia Ranch combined with higher oil and gas production and prices.

For both the three- and nine-month periods ended September 30, 2003, income from agriculture operations, including the Company’s energy operations, increased in excess of 100% compared to the same periods in 2002. The increase in income was primarily due to the increased land rent revenues, together with a reduction in overhead costs related to the leasing of land to farming tenants at New Columbia Ranch and an increase from energy operations.  In addition, results for the nine months ended September 30, 2002 included costs associated with the Spineflower search warrant on certain areas of Newhall Ranch and an alleged streambed violation, both of which were subsequently resolved in the 2003 first quarter.

General and Administrative Expense

General and administrative expenses for the 2003 third quarter increased 77% over 2002 third quarter general and administrative expenses.  For the nine months ended September 30, 2003, general and administrative expenses increased 32% from the same period in 2002.  The increase in the 2003 third quarter was primarily due to expenses incurred related to the Company’s pending merger transaction with Lennar Corporation and LNR Property Corporation announced on July 21, 2003.  (See “Results of Operations” section of Part I, Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information on the merger.)  The increase for the nine months ended September 30, 2003 compared to the same period in the prior year was primarily due to merger related expenses together with one time expenses associated with separation pay and related charges connected with the Company’s streamlining of its administration, sales and marketing efforts during the 2003 first quarter.  For all of 2003, general and administrative expenses are expected to increase approximately 25% compared to 2002 levels.

Interest and Other

Interest and Other, Net increased 38% for the 2003 third quarter as compared to the 2002 third quarter.  The increase was primarily due to a decrease in interest income from promissory notes accepted by the Company in conjunction with certain commercial land and residential lot sales and a decrease in interest capitalized due to fewer active construction projects.  These increases were partially offset by lower interest expense on lines of credit due to lower outstanding balances.

For the nine months ended September 30, 2003, Interest and Other, Net decreased 15% compared to the same period in 2002.  The decrease was primarily due to lower interest expense on lines of credit due to lower outstanding balances, an increase in interest capitalized to the Company’s active construction projects and interest income received from an escrow account related to a freeway interchange infrastructure improvement. These decreases were partially offset by a decrease in interest income from promissory notes accepted by the Company in conjunction with certain commercial land and residential lot sales and a pre-payment penalty incurred in relation with the early payment of the $9.6 million New Columbia Ranch mortgage. Interest expense in 2003 is expected to be approximately 10% lower than amounts reported in 2002.

Off-Balance Sheet Arrangements

At September 30, 2003, a $6.6 million bank loan secured by a deed of trust on the Valencia Hilton Garden Inn was outstanding.  The loan is payable in quarterly principal installments of $41,250 plus monthly interest payments until maturity on March 31, 2004.  This loan is non-recourse to the Company.  As the equity method is used to account for the Company’s investment in the joint venture with Hilton Inns, Inc., the bank loan is not included in mortgage and other debt on the accompanying balance sheet.

The Company does not have any other transactions, arrangements or other relationships with unconsolidated entities that are reasonably likely to affect its liquidity or capital resources. The Company has no special purpose or limited purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, engaged in leasing, hedging, research and development services, or other relationships that expose the Company to liability that is not reflected on the face of the financial statements.

FINANCIAL CONDITION

Liquidity and Capital Resources

At September 30, 2003, the Company had cash and cash equivalents of $68.8 million and $162.7 million in available lines of credit, net of $19.3 million in outstanding letters of credit.  Included in the cash balance at September 30, 2003 was a $5 million deposit received by the Company in July 2003 related to the pending merger transaction with Lennar Corporation and LNR Property Corporation.  Upon the closing of the merger transaction, the $5 million deposit will be applied to the purchase price from the Lennar/LNR venture.  (See further discussion of the merger above in Part I, Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part 1, Item 1 – Financial Statements, Note 8:  Merger.)  At September 30, 2003, there were no borrowings outstanding on unsecured lines of credit or a revolving mortgage facility.  The Company had fixed rate debt outstanding totaling $65.1 million.  The Company believes it has adequate sources of cash from operations and debt capacity, combined with proceeds from anticipated land sales, to finance future operations on both a short- and long-term basis.  The Company utilizes its available debt capacity to fund ongoing operations, as well as to fund administration and legal costs to bring future projects online over the longer term in order to enable the Company to complete the development of Valencia and to begin development of Newhall Ranch.  As a guideline, the Company targets total debt not to exceed 60% of the appraised value of the income portfolio.  The Company ended the 2003 third quarter with a conservative debt to income portfolio value ratio of 21%, which the Company believes will provide adequate debt capacity to fund operations.  At September 30, 2003, there was no debt secured by the Company’s raw land or land under development inventories.

In May 2001, the Board of Directors authorized a unit repurchase program of up to 2,520,000 units, or 10% of the then outstanding units.  In accordance with the program, the Company repurchased units from time to time at prevailing market prices and, depending on market conditions, either through the open market, or unsolicited negotiated transactions.  Repurchases were generally funded from cash flow generated from normal business operations.  As a result of the merger agreement announced on July 21, 2003, the Company suspended the repurchase program.  (See “Results of Operations” section of Part I, Item 2. – Management’s Discussion and

Analysis of Financial Condition and Results of Operations, for additional information on the merger.)  The last unit repurchase under this program was made on June 24, 2003.  As of September 30, 2003, a total of 2,259,415 partnership units had been repurchased under this program for $65.4 million, or an average unit price of $28.95.  Of this total, 302,230 units were repurchased during the first six months of 2003 for $8.8 million, or an average unit price of $29.07.  A total of 260,585 units remained to be repurchased under this program at September 30, 2003.

For the nine months ended September 30, 2003, the Company invested approximately $8 million (before $8.3 million in fee reimbursements received from the Valencia Bridge and Major Thoroughfare District) in major roads and freeway infrastructure improvements primarily within Valencia, which amounts are included in land under development on the accompanying balance sheet.  In addition, the Company invested approximately $7 million in the remodel of the former Edwards Theatres’ space in Valencia Town Center regional mall to relocate the existing food court and create new retail space in the former food court location, and approximately $10 million on the completion of the construction of Tournament Players Club® at Valencia championship golf course and clubhouse, in the Company’s Westridge community, which amounts are included in income-producing properties on the accompanying balance sheet.  For the remainder of 2003, the Company expects to invest approximately $6 million in major roads and freeway infrastructure improvements to enable the Company to continue its land sales program in Valencia.  In addition, another approximately $4 million is expected to be invested in Valencia Town Center regional mall in 2003 to complete the creation of the new retail space.  The Company expects to invest another approximately $1 million on the completion of the golf course and clubhouse.  At September 30, 2003, there were no other material commitments for capital expenditures.

The following discussion relates to principal items on the Consolidated Statement of Cash Flows:

Operating Activities

Net cash provided by operating activities totaled $62.6 million for the first nine months of 2003 versus $72.9 million for the nine months ended September 30, 2002.  Cash generated from operating activities included the sales of the entire 759 residential lots in the Company’s Creekside community, twenty-four custom home sites in the Westridge golf course community, and approximately 30 acres of commercial and industrial land.  Together with revenue from continuing operations of the Company’s portfolio of income-producing properties, these sources contributed $100.8 million to revenues.  In addition, the Company received a $5 million deposit in July 2003 related to the pending merger transaction with Lennar Corporation and LNR Property Corporation.  Upon the closing of the merger transaction, the $5 million deposit becomes part of the purchase price from the Lennar/LNR venture.  (See further discussion of the merger above in Part I, Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part 1, Item 1 – Financial Statements, Note 8:  Merger.)  This was offset by the acceptance by the Company of $2.0 million in promissory notes in conjunction with the terms of certain commercial land sales during the first nine months of 2003.  During the three months ended September 30, 2003, $700,000 was collected against the outstanding notes.  The remaining note balance has a maturity date prior to December 31, 2003.  Cash used in operating activities included the use of approximately $32 million for land development expenditures, primarily related to land preparation and infrastructure improvements to ready land for development or sale.  Additional uses of cash included payment of the Company’s general and administrative expenses and interest expense.

For the nine months ended September 30, 2002, cash generated from operating activities included the sales of 949 residential lots, the sales of approximately 57 acres of commercial land and continuing operations from the Company’s portfolio of income-producing properties.  These activities combined contributed a total of $139.7 million to revenues.  In addition, $11.7 million of notes receivables outstanding at December 31, 2001 were collected in the nine months ended September 30, 2002.  This was offset by the Company’s acceptance in the 2002 first quarter of $8.3 million promissory note in conjunction with the terms of a commercial land sale.  The term of the note was less than one year and was subsequently collected prior to December 31, 2002.  Cash used in operating activities also included the use of approximately $68 million for land under development expenditures mostly related to land preparation and infrastructure improvements to ready the land for development or sale.  Additional uses of cash included the Company’s general and administrative expenses and interest expense.

Investing Activities

For the nine months ended September 30, 2003 and September 30, 2002, expenditures for development of income-producing properties totaled $19.0 million and $12.0 million, respectively, and, for both periods were primarily for the Valencia Town Center food court remodel and expansion, and construction of Tournament Players Club® at Valencia championship golf course and clubhouse, in the Company’s Westridge community.

Purchase of property and equipment totaled $4.9 million for the nine-month period ended September 30, 2003 compared to $6.8 million for the same 2002 period.  Investments in both periods were primarily for water utility construction.

Financing Activities

Distributions to unitholders totaling $7.0 million and $10.4 million were made in the nine months ended September 30, 2003 and September 30, 2002, respectively, consisting of three regular quarterly distributions of $.10 per unit in each year and a $.13 per unit special distribution in 2002.  No special distribution was made in 2003.  The Company declared a regular quarterly distribution of $.10 per unit, payable December 8, 2003 to unitholders of record on November 10, 2003.  The Company’s usual practice is to provide sufficient distributions, including special distributions, to pay the estimated approximate amount of taxes associated with Company earnings.  The declaration of distributions and the amount declared, are determined by the Board of Directors on a quarterly basis taking into account the Company’s earnings, financial condition and prospects.

At September 30, 2003, the Company had outstanding balances in mortgage and other debt of $65.1 million versus $58.9 million at September 30, 2002.  The $6.2 net increase was primarily due to the refinancing of the $9.6 million mortgage secured by the New Columbia Ranch, which was to mature on November 1, 2003.  On June 26, 2003, the Company closed the refinancing on the new 15-year mortgage for $15 million, with a fixed interest rate of 3.07% for the first three years. The remaining activity was due to an increase in the outstanding principal on community facilities bonds due to the refinance of the bonds in October 2002 partially offset by principal payments on the Company’s outstanding fixed rate debt based on contractual terms.  The Company’s lines of credit are available to fund recurring operations and distributions.

During the nine months ended September 30, 2003, the Company repurchased 302,230 partnership units for $8.8 million, or an average unit price of $29.07.  During the nine months ended September 30, 2002, 501,835 partnership units were repurchased for $15.0 million, or an average price of $29.81.  As a result of the merger agreement announced on July 21, 2003, the Company suspended the unit repurchase program.  (See “Results of Operations” section of Part I, Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information on the merger.)    The last unit repurchase under this program was made on June 24, 2003.

New Accounting Pronouncement

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  In addition, the statement requires the presentation of the minority interest in certain consolidated entities at fair market value.  The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  However, on October 29, 2003, the FASB decided to defer indefinitely the implementation date for reporting at fair value minority interests in certain consolidated entities, which previously was effective beginning in the third quarter of 2003.  As a result of this deferral, it is not anticipated that the adoption of this statement will have a material effect on the Company’s results of operations and financial condition for the year ending December 31, 2003.

Internet Access to Company Financial Documents

The Company maintains a website at www.newhall.com.  The Company makes available free of charge, either by direct access or a link to the Securities and Exchange Commission’s website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  The Company’s reports filed with, or furnished to, the SEC are also available directly at the SEC’s website at www.sec.gov.

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

Exposure to Natural Occurrences and Acts of Terror: The Company’s assets and real estate operations may be adversely affected by natural occurrences such as earthquakes, fire and weather conditions, and acts of terrorism or armed conflict that may cause damage to assets, delay progress and increase the costs of infrastructure construction and land development, impact the economy generally or locally, and affect the pace of sales.

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

Part 1.  Financial Information

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk primarily due to fluctuations in interest rates.  The Company utilizes both fixed rate and variable rate debt.  At September 30, 2003,  the Company had no outstanding variable rate debt and $65.1 million of outstanding fixed rate debt with interest rates ranging from 3.07% to 8.00%.

The table below presents principal cash flows and related weighted average interest rates of the Company’s long-term fixed rate and variable rate debt at September 30, 2003 by expected maturity dates:

Dollars in thousands	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Mortgage and Other Debt
Fixed Rate Debt (3)	$117	$499	$557	$22,314	$75	$41,556	$65,118	$68,928	(2)
Weighted Average Interest Rate	7.44%	7.41%	7.35%	7.44%	5.76%	5.38%	6.12%

Variable Rate Debt (1)							$—	$—
Weighted Average Interest Rate

(1)          The Company has a $50 million revolving mortgage facility which bears interest at LIBOR plus 1.40% against which no borrowings were outstanding at September 30, 2003.  The Company also has unsecured lines of credit consisting of a $130 million line on which the interest rate is LIBOR plus 1.40%, against which no borrowings were outstanding at September 30, 2003.  A $2 million line on which the interest rate was LIBOR plus 1.25% expired in June 2003 and was not replaced.

(2)          The fair values of the Company’s fixed rate debt either approximate carrying value or are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing arrangments ranging from 3.07% to 6.00%.

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

The table below presents principal cash flows and related weighted average interest rates of the Company’s long-term fixed rate and variable rate debt at December 31, 2002 by expected maturity dates:

								Fair
Dollars in thousands	2003	2004	2005	2006	2007	Thereafter	Total	Value

Mortgage and Other Debt
Fixed Rate Debt	$10,055	$499	$557	$22,314	$75	$26,537	$60,037	$64,045
Weighted Average Interest Rate	8.40%	7.41%	7.35%	7.44%	5.76%	6.69%	7.26%

Variable Rate Debt (1)							$—	$—
Weighted Average Interest Rate

There is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.  The Company manages its interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt in order to maintain variable rate exposure at an acceptable level and by taking advantage of favorable market conditions for long-term debt.  In addition, the Company’s guideline for total debt is not to exceed 60% of the appraised value of the income portfolio.  As of September 30, 2003, the Company’s debt to income portfolio value ratio was 21%.  The Company does not currently hedge any potential interest rate exposure.

Part 1.   Financial Information

Item 4.  Controls and Procedures.

As of the end of the period covered by this quarterly report, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended,) are effective based on their evaluation of the controls and procedures as required by the rules promulgated under the Exchange Act.  There have been no changes in the Company’s internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

The Company initiated litigation against gas and oil-field operators to enforce contractual provisions requiring them to perform adequate restoration and remediation on the Company’s property.  On May 20, 2003, the Los Angeles County Superior Court granted a stay of the case to allow the parties time to document the details of a tentative settlement which had been reached and execute a definitive settlement agreement.  A definitive settlement agreement was signed by all parties on October 16, 2003.  The key terms of the settlement address the level of property remediation and restoration to be performed by the defendants, Kerr-McGee and Medallion, the timing of performance and the financial security provided to the Company to assure completion of the remediation and restoration of the property.  On October 17, 2003, the Company received a cash payment of $8.9 million for partial reimbursement of its expenses incurred in pursuing the lawsuit.  This cost recovery will be recorded in the Company’s results for the fourth quarter 2003.  All pending actions will be dismissed and restoration operations will commence in 2004.

On September 10, 2003, the Valencia Water Company along with other local water agencies, Castaic Lake Water Agency (CLWA), Newhall County Water District and Santa Clarita Water Division of CLWA, announced that they have agreed to an interim settlement of their lawsuit with the Whittaker Corporation over the discovery of perchlorate in five water wells located near Whittaker’s property.  Under the interim settlement, Whittaker has agreed to pay certain past costs incurred to date and fund up to $5 million to prepare a clean-up plan that will restore water production and capacity of the impacted wells and protect other wells from future contamination.   The interim settlement provides for a one-year stay of the lawsuit between the parties.  As soon as the clean-up plan is developed and submitted to the regulatory agencies for approval and the cost for the remedy is developed, the parties will enter into good faith negotiations to reach a complete settlement.

Please also refer to “Community Development” under Part I, Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

	10 (a)	The Newhall Land and Farming Company Management Unit Ownership Program Amendment No. 4

	31 (a)	Certification of Quarterly Report By Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a)

	31 (b)	Certification of Quarterly Report By Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a)

	32 (a)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350 (As set forth in Exhibit 32(a) hereof, Exhibit 32(a) is being furnished and shall not be deemed “filed”.)

	32 (b)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (As set forth in Exhibit 32(b) hereof, Exhibit 32(b) is being furnished and shall not be deemed “filed”.)

(b)  The following reports on Form 8-K were filed in the third quarter ended September 30, 2003:

Item Reported	Date of Report

A news release issued by the Company on	July 15, 2003
July 15, 2003 announcing that the Company
declared a regular quarterly distribution
of $0.10 per partnership unit. In addition, a
news release was issued by the Company on
July 16, 2003 announcing the Company’s
2003 second quarter results of $.06 per unit.

As of July 21, 2003, the Company entered	July 21, 2003
into a merger agreement with Lennar Corporation,
a Delaware corporation, LNR Property Corporation,
a Delaware corporation, NWHL Investment LLC,
a Delaware limited liability company and NWHL
Acquisition, L.P., a California limited partnership
(the “Merger Agreement”). A joint news release was
issued with Lennar Corporation and LNR Property
Corporation on July 21, 2003 announcing that the
Company entered into the Merger Agreement.

A news release issued by the Company on	September 4, 2003
September 4, 2003 announcing that Lennar
Corporation and LNR Property Corporation
completed their due diligence in connection
with the previously announced acquisition of the
Company, and the Lennar/LNR venture deposited
$25 million into escrow as contemplated by the
Agreement and Plan of Merger between the Company
and the Lennar/LNR venture.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEWHALL LAND AND FARMING COMPANY
(a California Limited Partnership)
Registrant

By:	Newhall Management Limited Partnership,
Managing General Partner

	By:	Newhall Management Corporation,
Managing General Partner

Date: November 10, 2003	By:	/ S / GARY M. CUSUMANO
Gary M. Cusumano, President and Chief Executive Officer of Newhall Management Corporation
(Principal Executive Officer)

Date: November 10, 2003	By:	/ S / DONALD L. KIMBALL
Donald L. Kimball, Vice President and Chief Financial
Officer of Newhall Management Corporation
(Principal Financial Officer)

Date: November 10, 2003	By:	/ S / VICKI M. STILLER
Vicki M. Stiller, Controller of Newhall Management Corporation
(Principal Accounting Officer)

THE NEWHALL LAND AND FARMING COMPANY

INDEX TO EXHIBITS

Exhibit Number	Description

10 (a)	The Newhall Land and Farming Company Management Unit Ownership Program
Amendment No. 4

31 (a)	Certification of Quarterly Report By Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a)

31 (b)	Certification of Quarterly Report By Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a)

32 (a)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350

32 (b)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350